Form 10-Q
period 2011-06-30
MCJUNKIN RED MAN HOLDING CORP
filed 2011-08-15
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission file number: 333-153091
McJUNKIN RED MAN HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5956993 (I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin, Suite 3100 Houston, Texas (Address of Principal Executive Offices)	77010 (Zip Code)
(877) 294-7574
(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no public market for the Company’s common stock. There were 168,836,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 12, 2011.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
		Note 1
Assets
Current assets:
Cash	$39,437	$56,202
Accounts receivable, net	708,563	596,404
Inventories, net	852,161	765,367
Income taxes receivable	29,504	32,593
Other current assets	13,312	10,209

Total current assets	1,642,977	1,460,775

Other assets:
Debt issuance costs, net	28,294	32,211
Assets held for sale	1,790	12,722
Other assets	13,337	14,212

	43,421	59,145

Fixed assets:
Property, plant and equipment, net	108,921	104,725

Intangible assets:
Goodwill	561,783	549,384
Other intangible assets, net	800,197	817,165

	1,361,980	1,366,549

	$3,157,299	$2,991,194

	June 30,	December 31,
	2011	2010
		Note 1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$492,700	$426,632
Accrued expenses and other liabilities	99,093	102,807
Deferred revenue	5,055	18,140
Deferred income taxes	70,877	70,636

Total current liabilities	667,725	618,215

Long-term obligations:
Long-term debt, net	1,462,368	1,360,241
Deferred income taxes	298,847	303,083
Other liabilities	19,376	19,897

	1,780,591	1,683,221

Stockholders’ equity:
Common stock, $0.01 par value per share; 800,000 shares authorized; issued and outstanding June 2011 — 168,836, issued and outstanding December 2010 — 168,808	1,688	1,688
Preferred stock, $0.01 par value per share; 150,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,276,161	1,273,716
Retained (deficit)	(562,240)	(565,790)
Accumulated other comprehensive (loss)	(6,626)	(19,856)

	708,983	689,758

	$3,157,299	$2,991,194

See notes to condensed consolidated financial statements.

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Sales	$1,168,039	$926,905	$2,159,852	$1,785,187
Cost of sales	995,341	809,485	1,840,188	1,538,295

Gross margin	172,698	117,420	319,664	246,892

Selling, general and administrative expenses	122,500	110,115	237,312	218,203

Operating income	50,198	7,305	82,352	28,689

Other income (expense):
Interest expense	(34,524)	(34,350)	(68,024)	(69,689)
Write off of debt issuance costs	(9,450)	—	(9,450)	—
Change in fair value of derivative instruments	1,624	(1,558)	3,492	(5,621)
Other, net	(695)	1,273	(3,035)	913

	(43,045)	(34,635)	(77,017)	(74,397)

Income (Loss) before income taxes	7,153	(27,330)	5,335	(45,708)
Income tax expense (benefit)	2,475	(11,407)	1,785	(17,885)

Net income (loss)	$4,678	$(15,923)	$3,550	$(27,823)

Effective tax rate	34.6%	41.7%	33.5%	39.1%

Basic earnings (loss) per common share	$0.03	$(0.09)	$0.02	$(0.16)
Diluted earnings (loss) per common share	$0.03	$(0.09)	$0.02	$(0.16)
Weighted-average common shares, basic	168,836	168,735	168,831	168,745
Weighted-average common shares, diluted	169,210	168,735	169,204	168,745
See notes to condensed consolidated financial statements.

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

					Accumulated
	Common		Additional	Retained	Other	Total
	Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2009	168,735	$1,687	$1,269,772	$(514,216)	$(13,345)	$743,898
Net (loss)	—	—	—	(27,823)	—	(27,823)
Foreign currency translation	—	—	—	—	(24,184)	(24,184)
Pension adjustment	—	—	—	—	121	121

Net comprehensive (loss)						(51,886)

Restricted stock vested during period	31	1	—	—	—	1
Equity-based compensation expense	—	—	2,166	—	—	2,166

Balance at June 30, 2010	168,766	$1,688	$1,271,938	$(542,039)	$(37,408)	$694,179

Balance at December 31, 2010	168,808	$1,688	$1,273,716	$(565,790)	$(19,856)	$689,758
Net income	—	—	—	3,550	—	3,550
Foreign currency translation	—	—	—	—	13,230	13,230
Pension adjustment	—	—	—	—	—	—

Net comprehensive income						16,780

Restricted stock vested during period	28	—	—	—	—	—
Equity-based compensation expense	—	—	2,442	—	—	2,442
Exercise of stock options	—	—	3	—	—	3

Balance at June 30, 2011	168,836	$1,688	$1,276,161	$(562,240)	$(6,626)	$708,983

See notes to condensed consolidated financial statements

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Operating activities
Net income (loss)	$3,550	$(27,823)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	8,165	8,137
Amortization of intangibles	25,068	27,360
Equity-based compensation expense	2,442	2,166
Deferred income tax (benefit) expense	(5,325)	3,001
Amortization of debt issuance costs	5,373	5,878
Write off of debt issuance costs	9,450	—
Increase in LIFO reserve	27,700	36,968
Change in fair value of derivative instruments	(3,492)	5,621
Hedge termination	—	(24,797)
Provision for uncollectible accounts	315	(2,044)
Write down of inventory	—	362
Nonoperating losses and other items not using cash	1,148	(1,148)
Changes in operating assets and liabilities:
Accounts receivable	(79,305)	(43,561)
Inventories	(73,137)	(902)
Income taxes	2,834	(7,675)
Other current assets	(1,511)	(22)
Accounts payable	39,654	27,402
Deferred revenue	(13,101)	(3,057)
Accrued expenses and other current liabilities	(7,184)	(6,771)

Net cash used in operations	(57,356)	(905)

Investing activities
Purchases of property, plant and equipment	(5,318)	(7,269)
Proceeds from the disposition of property, plant and equipment	612	987
Acquisition of The South Texas Supply Company, Inc., net of cash acquired of $781	—	(2,938)
Acquisition of Stainless Pipe and Fittings Australia Pty. Ltd., net of cash acquired of $1,900	(35,305)	—
Proceeds from the sale of assets held for sale	10,594	6,825
Other investment and notes receivable transactions	961	(818)

Net cash used in investing activities	(28,456)	(3,213)

Financing activities
Net advances from (payments on) revolving credit facilities	77,676	(49,762)
Proceeds from issuance of senior secured notes	—	47,897
Debt issuance costs paid	(9,131)	(1,660)
Proceeds from exercise of stock options	3	—

Net cash provided by (used in) financing activities	68,548	(3,525)

(Decrease) in cash	(17,264)	(7,643)
Effect of foreign exchange rate on cash	499	(3,742)
Cash — beginning of period	56,202	56,244

Cash — end of period	$39,437	$44,859

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$2,908	$(12,621)
Cash paid for interest	62,119	61,830
See notes to condensed consolidated financial statements.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Our unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete annual financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements for the year ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
The condensed consolidated financial statements include the accounts of McJunkin Red Man Holding Corporation and its wholly owned and majority-owned subsidiaries (collectively referred to as “the Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We believe that our most significant estimates and assumptions are related to uncollectible accounts receivable, realizable value of excess and obsolete inventories, inventory valuation (last-in, first-out), goodwill, other intangible assets, deferred taxes and self-insurance programs. Actual results could materially differ from those estimates.
Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with outbound freight.
Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in the cost of sales. As such, our gross margin may not be comparable to others who may include these expenses as a component of cost of goods sold. Purchasing and warehousing activities costs approximated $6.3 and $6.5 million for the three months ended June 30, 2011 and 2010, and $12.5 million and $12.8 million for the six months ended June 30, 2011 and 2010.
Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we seek to minimize such risk by monitoring extensions of trade credit. We generally do not require collateral on trade receivables.
We maintain the majority of our cash and cash equivalents with several reputable financial institutions. These financial institutions are located in many different geographical regions. Deposits held with banks may exceed insurance limits. We believe the likelihood of loss associated with our cash equivalents is remote.
We have a broad customer base doing business throughout North America, as well as internationally. During the three and six months ended June 30, 2011 and June 30, 2010, we did not have sales to any one customer that exceeded 10% of our gross sales. At June 30, 2011 and December 31, 2010, no individual customer balances exceeded 10% of our gross accounts receivable. Accordingly, no significant concentration of customer credit risk is considered to exist.
Income Taxes: We estimate the tax that will be provided for the fiscal year stated as a percentage of income before taxes. This estimated annual effective tax rate is applied to the year-to-date income before taxes at the end of each quarter to compute the year-to-date tax. The tax effects of significant, unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. This quarterly determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including estimating the annual income before taxes in each tax jurisdiction in which we operate.
Segment Reporting: We have two operating segments, one consisting of our North American operations, including the United States and Canada, and one consisting of our International operations, including Europe, Asia and Australasia. These segments represent our business of providing pipe, valves, fittings and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities, and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets, through our distribution operations located throughout the world.
Recent Accounting Pronouncements: In May 2011, the FASB issued Accounting Standards Update (“ASU No. 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to ASC Topic 820, Fair Value Measurement. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance for public entities is effective during interim or annual periods beginning after December 15, 2011 and should be applied prospectively. We do not believe that ASU No. 2011-04 will have a material impact on our consolidated financial statements.
NOTE 2 — TRANSACTIONS
Stainless Pipe and Fittings Australia Pty. Ltd.
On June 9, 2011, we acquired Stainless Pipe and Fittings Australia Pty. Ltd. (“MRC SPF”) for $37 million, before consideration of $2 million of cash acquired. MRC SPF, a distributor of stainless steel piping products, operates in seven locations across Australia, Korea, Italy, United Kingdom, and United Arab Emirates. Because the acquisition has recently been consummated, we have not yet determined the fair values of tangible and intangibles assets acquired or liabilities assumed.
NOTE 3 — INVENTORIES
The composition of our inventory is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods inventory at average cost:
Energy carbon steel tubular products	$467,056	$396,611
Valves, fittings, flanges and all other products	528,246	481,137

	995,302	877,748
Less: Excess of average cost over LIFO cost (LIFO reserve)	(129,119)	(101,419)
Other inventory reserves	(14,022)	(10,962)

	$852,161	$765,367

During 2011 and 2010, our inventory quantities were reduced, resulting in a liquidation of a LIFO inventory layer that was carried at a cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). The effect of this LIFO decrement decreased cost of sales by approximately $6.7 million and $0.2 million during the three months ended June 30, 2011 and 2010. The effect of this LIFO decrement decreased cost of sales by approximately $6.9 million and $0.4 million during the six months ended June 30, 2011 and 2010.
NOTE 4 — LONG-TERM DEBT
The significant components of our long-term debt are as follows (in thousands):

	June 30,	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount	$1,029,790	$1,027,938
North American asset based credit facility	343,957	—
Asset based revolving credit facility	—	286,398
Midfield revolving credit facility	—	1,297
Midfield term loan facility	—	14,415
MRC Transmark revolving credit facility	58,832	23,214
MRC Transmark factoring facility	8,040	6,979
MRC SPF facility	19,990	—
Other	1,759	—

	1,462,368	1,360,241
Less current portion	—	—

	$1,462,368	$1,360,241

At June 30, 2011, availability under our revolving credit facilities was as follows (in thousands):

		Eligible
		Collateral (up
	Commitment	to Commitment	Amount	Letters of
	Amount	Amount)	Outstanding	Credit	Availability
North American asset-based revolving credit facility	$1,053,615	$828,704	$343,957	$4,809	$479,938
MRC Transmark revolving credit facility	98,578	98,578	58,832	19,727	20,019
MRC SPF facility	28,132	20,520	19,990	—	530

	$1,180,325	$947,802	$422,779	$24,536	$500,487

				Cash on hand:	39,437

			Liquidity at June 30, 2011:		$539,924

We were in compliance with the covenants contained in our indenture and each of our credit facilities as of and for the three and six months ended June 30, 2011.
North American ABL Credit Facility: On June 14, 2011, MRC and certain of its North American subsidiaries entered into an asset based revolving credit facility (“North American ABL”). The North American ABL consists of a U.S. tranche which provides for borrowings of up to $900 million, and a Canadian tranche which provides for borrowings of up to CDN $150 million (USD $154 million). Up to $80 million of the U.S. tranche may be used for letters of credit and up to $75 million may be used for swingline loans. Up to CDN $20 million (USD $20 million) of the Canadian tranche may be used for letters of credit and up to CDN $25 million (USD $26 million) may be used for swingline loans. The North American ABL matures on June 14, 2016.
Availability under the U.S. and Canadian tranches is subject to a borrowing base. The borrowing bases for the U.S. and Canadian tranches, which are calculated separately, are each equal to 85% of the book value of eligible accounts receivable; plus the lesser of (i) 70% of the net book value of eligible inventory and (ii) net orderly liquidation value of eligible inventory multiplied by the advance rate of 85%; minus certain reserves.
Obligations under the U.S. tranche are guaranteed by the U.S. Borrowers. Obligations under the Canadian tranche are guaranteed by the U.S. Borrowers and the Canadian Borrowers. Obligations under the U.S. tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers. Obligations under the Canadian tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers and the Canadian Borrowers and pledges of indebtedness owing to the Canadian Borrowers and the capital stock of their wholly-owned subsidiaries. The security interest in accounts receivable and inventory of the U.S. Borrowers ranks prior to the security interest in this collateral which secures the Company’s existing senior secured notes due 2016.
Borrowings under the U.S. tranche bear interest at a rate per annum equal to, at our option, either the adjusted LIBOR rate plus an applicable margin or a U.S. base rate plus an applicable margin. Borrowings under the Canadian tranche bear interest at a rate per annum equal to, at our option, either the adjusted Canadian BA Rate plus an applicable margin, a Canadian base rate plus an applicable margin or a Canadian prime rate plus an applicable margin. The applicable margin is initially 2.00% for LIBOR and Canadian BA Rate borrowings and 1.00% for U.S. base rate, Canadian base rate and Canadian prime rate borrowings, in each case subject to a 0.25% step-up or step-down based on a consolidated fixed charge coverage ratio as of the end of the most recent fiscal quarter. The applicable margin for U.S. base rate, Canadian base rate and Canadian prime rate borrowings is 100 basis points lower than the applicable margin for LIBOR and Canadian BA Rate borrowings. In addition to paying interest on outstanding principal under the North American ABL, we are required to pay a commitment fee in respect of unutilized commitments which is equal to 0.375% per annum.
The North American ABL contains customary covenants which require us to maintain a consolidated fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to the sum of cash interest, principal payments on indebtedness, unfinanced capital expenditures and accrued income taxes) of at least 1.0 to 1.0 when excess availability is less than or equal to the greater of 10% of the total commitments under the North American ABL and $75 million.
The North American ABL also contains customary restrictive covenants (in each case, subject to exclusions) that limit the ability of the Borrowers and their restricted subsidiaries to: create any liens; incur any additional indebtedness; engage in consolidations, mergers or sales of assets; dispose of any subsidiary interests; make certain restricted payments; make investments; alter the terms of documents related to certain subordinated indebtedness; enter into transactions with affiliates; and prepay certain subordinated indebtedness. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with various restrictions on the repayment of subordinated indebtedness, restricted payments and investments not being applicable when the Borrowers’ excess availability exceeds a certain threshold. The restriction on incurring unsecured indebtedness is not applicable when the Borrowers’ and their restricted subsidiaries’ total debt to adjusted EBITDA ratio is less than or equal to 5.5:1.0 and the restriction on incurring secured indebtedness is not applicable when the debt to adjusted EBITDA ratio of the Borrowers and their restricted subsidiaries is less than or equal to 5.0:1.0.
The North American ABL contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security document supporting the facility to be in force and effect, and change of control. If such an event of default occurs, the Agent under the facility shall be entitled to take various actions, including the acceleration of amounts due under the facility, the termination of all revolver commitments and all other actions permitted to be taken by a secured creditor.
In connection with the closing of the North American ABL, the existing $900 million asset based revolving credit facility, the CDN $80 million Midfield Revolving Credit Facility, and the CDN $15 million Midfield Term Loan Facility were terminated. Associated deferred financing costs of $9.5 million were written off and expensed concurrent with the termination of these lines.
SPF Credit Facility: In conjunction with our acquisition of MRC SPF on June 9, 2011, MRC SPF entered into a credit facility consisting of Australian Dollar (AUD) sub-facilities which provide for aggregate borrowings of AUD $20.5 million (USD $21.7 million) and one British Pound (GBP) facility which provides for aggregate borrowing of £4.0 million (USD $6.4 million). In addition, the facility provides bank guarantee lines totaling AUD $6.4 million (USD $6.8 million). The facility is secured by substantially all of the assets of MRC SPF and its wholly owned subsidiaries.
This facility contains customary restrictive covenants which require MRC SPF to maintain an interest coverage ratio of 2.5x in 2011, beginning September 30, 2011, and 3.5x thereafter; a tangible net worth of at least AUD $20 million (USD $21 million) in 2011 and AUD $25 million (USD $26 million) thereafter; a current ratio of not less than 1.3x to be measured quarterly beginning September 30, 2011; and a borrowing base ratio of no more than 80% of inventory value less retention of title. Capital expenditure funding, asset transfers and cash flow assistance to non-borrowing MRC SPF entities must be no more than 110% of the approved budget to be measured quarterly. From the date of acquisition no new intercompany loans may be made to members of MRC SPF with certain exceptions and no distribution of dividends may occur for the first six months following the acquisition of MRC SPF.
MRC Transmark Overdraft Facility: On June 30, 2011, MRC Transmark entered into an overdraft facility associated with an existing revolving credit facility. This facility consists of two components, a Collective Sterling Net Overdraft Facility and a Multi Currency Overdraft Facility. These facilities provide for aggregate borrowings of €10.0 million (USD $14 million). The interest rate on the Collective Sterling Net Overdraft Facility is based on the Bank of England Base Rate plus 2.00% per annum and the lending rate on the Multi Currency Overdraft Facility is based on the lending rate of HSBC as established on the HSBC website plus 2.00% per annum. The facility is secured by substantially all of the assets of MRC Transmark and its wholly owned subsidiaries.

Interest on Borrowings: Our weighted-average effective interest rates on borrowings outstanding at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount	9.88%	9.88%
North American ABL	2.93%	—
Asset-based revolving credit facility	—	3.34%
Midfield revolving credit facility	—	5.00%
Midfield term loan facility	—	5.86%
MRC Transmark revolving credit facility	5.14%	2.61%
MRC Transmark factoring facility	1.98%	1.46%
MRC SPF facility	8.44%	—

	7.99%	8.29%

Interest Rate Swaps and Forward Foreign Exchange Contracts: We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.
Effective March 31, 2009, we entered into a freestanding $500 million interest rate swap derivative to pay interest at a fixed rate of approximately 1.77% and receive 1-month LIBOR variable interest rate payments monthly through March 31, 2012. We have several additional interest rate swap derivatives, with notional amounts approximating $19.2 million in the aggregate. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.
We did not have any derivatives designated as hedging instruments at June 30, 2011 or December 31, 2010. The table below provides data about the fair value of our derivative instruments that are recorded in our condensed consolidated balance sheets (in thousands):

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts (1)	$256	$—	$—	$209
Interest rate contracts (1)	—	6,000	—	8,975

(1)	Included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets. The total notional amount of our interest rate swaps was approximately $0.5 billion at June 30, 2011 and December 31, 2010. The total notional amount of our forward foreign exchange contracts was approximately $27 million and $8 million at June 30, 2011 and December 31, 2010.
The table below provides data about the amount of gains and (losses) recognized in our condensed consolidated statements of operations on our derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$200	$768	$477	$954
Interest rate contracts	1,424	(2,326)	3,015	(6,575)

NOTE 5 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Currency translation adjustments	$(5,473)	$(18,703)
Pension-related adjustments	(1,153)	(1,153)

Accumulated other comprehensive loss	$(6,626)	$(19,856)

Earnings per Share
Earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net income (loss)	$4,678	$(15,923)	$3,550	$(27,823)

Average basic shares outstanding	168,836	168,735	168,831	168,745
Effect of dilutive securities	374	—	373	—

Average diluted shares outstanding	169,210	168,735	169,204	168,745

Net income (loss) per share:
Basic	$0.03	$(0.09)	$0.02	$(0.16)
Diluted	$0.03	$(0.09)	$0.02	$(0.16)
Stock options and restricted stock are disregarded in this calculation if they are determined to be antidilutive. For the three and six months ended June 30, 2011 and June 30, 2010, our anti-dilutive stock options totaled approximately 2.9 million and 4.1 million. For the three and six months ended June 30, 2010, our anti-dilutive restricted stock totaled approximately 0.2 million.
NOTE 6 — EMPLOYEE BENEFIT PLANS
Restricted Stock and Stock Option Plans
Under the terms of the 2007 Stock Option Plan, options may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. Vesting generally occurs in one-third increments on the third, fourth and fifth anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

A summary of the status of stock option grants under the stock option plan for the six months ended June 30, 2011 and June 30, 2010 is as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(years)	(thousands)
Outstanding at December 31, 2009	3,976,887	$9.66
Granted	166,829	11.09
Exercised	—	—
Forfeited	(61,009)	$4.81
Expired	—	—

Outstanding at June 30, 2010	4,082,707	$9.75	8.2	$8,497

Outstanding at December 31, 2010	3,937,122	$9.95
Granted	266,312	7.51
Exercised	(635)	4.81
Forfeited	(143,456)	9.69
Expired	(5,084)	4.81

Outstanding at June 30, 2011	4,054,259	$9.81	7.4	$2,927

Additional information regarding stock options outstanding at June 30, 2011 is provided in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(thousands)
At June 30, 2011:
Options exercisable	973,111	$8.43	6.5	$1,343
Options outstanding and vested	973,111	$8.43	6.5	$1,343
Options outstanding, vested and expected to vest	3,908,769	$9.84	7.3	$2,787
Under the terms of the 2007 Restricted Stock Plan, restricted stock may be granted at the direction of our Board of Directors and vesting generally occurs in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

The following table summarizes restricted stock activity under the restricted stock plan during the six months ended June 30, 2011 and June 30, 2010:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 31, 2009	227,885	$5.57
Vested	(30,191)	4.71
Forfeited	(6,193)	4.71

Outstanding at June 30, 2010	191,501	$5.73

Outstanding at December 31, 2010	155,465	$5.97
Vested	(28,584)	4.71
Forfeited	(4,765)	4.71

Outstanding at June 30, 2011	122,116	$6.32

Restricted Common Units: Certain of our key employees received restricted common units of our parent company, PVF Holdings LLC, that vest over a three-to-five-year requisite service period. At June 30, 2011, all of the restricted common units were either vested or forfeited. Prior to full vesting or forfeiture, the expense was being recognized on a straight-line basis over the vesting period.
Profits Units: Certain of our key employees received profits units in PVF Holdings LLC that vest over a five-year requisite service period. The holders of these units are entitled to their pro rata share of any distributions made by PVF Holdings LLC once common unit holders have received a return of all capital contributed to PVF Holdings LLC (for purposes of the limited liability company agreement of PVF Holdings LLC). Expense is being recognized on a straight-line basis over the vesting period.
Recognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Equity-based compensation expense:
Stock options	$683	$752	$1,705	$1,536
Restricted stock	62	70	170	147
Restricted common units	—	2	—	(337)
Profit units	214	368	567	820

Total equity-based compensation expense	$959	$1,192	$2,442	$2,166

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	June 30,	June 30,
	2011	2010
Unrecognized equity-based compensation expense:
Stock options	$7,924	$8,713
Restricted stock	418	801
Profit units	1,160	3,354

Total unrecognized equity-based compensation expense	$9,502	$12,868

NOTE 7 — SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION
We operate as two business segments, North America and International. Our North American segment consists of our operations in the United States and Canada. Our International segment consists of our operations outside of North America, principally Europe, Asia and Australasia. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets through our distribution operations located throughout the world.
The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Sales:
North America	$1,093.0	$861.5	$2,025.5	$1,642.2
International	75.0	65.4	134.4	143.0

Consolidated	$1,168.0	$926.9	$2,159.9	$1,785.2

Depreciation and amortization:
North America	$3.6	$3.6	$7.1	$7.1
International	0.6	0.5	1.1	1.0

Consolidated	$4.2	$4.1	$8.2	$8.1

Amortization of intangibles:
North America	$11.3	$11.1	$22.3	$22.1
International	1.4	2.5	2.8	5.3

Consolidated	$12.7	$13.6	$25.1	$27.4

Operating income:
North America	$46.1	$1.9	$76.7	$15.9
International	4.1	5.4	5.7	12.8

Consolidated	$50.2	$7.3	$82.4	$28.7

Interest expense	$34.5	$34.3	$68.0	$69.7
Other expense	8.5	0.3	9.1	4.7

Income (loss) before income taxes	$7.2	$(27.3)	$5.3	$(45.7)

	June 30,	December 31,
	2011	2010
Goodwill:
North America	$509.3	$509.5
International	52.5	39.9

Consolidated goodwill	$561.8	$549.4

Total assets:
North America	$2,810.1	$2,748.7
International	347.2	242.5

Consolidated total assets	$3,157.3	$2,991.2

The percentages of our sales and assets relating to certain geographic areas are listed below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Sales:
United States	81%	83%	80%	80%
Canada	13%	10%	14%	12%
International	6%	7%	6%	8%

	100%	100%	100%	100%

	June 30,	December 31,
	2011	2010
Assets:
United States	80%	83%
Canada	9%	9%
International	11%	8%

	100%	100%

The percentages of our net sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2011	2010	2011	2010
Energy carbon steel tubular products	39%	37%	37%	35%
Valves, fittings, flanges and other products	61%	63%	63%	65%

	100%	100%	100%	100%

NOTE 8 — FAIR VALUE MEASUREMENTS
We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.
Derivatives: Derivatives are reported at fair value utilizing Level 2 inputs. We obtain dealer quotations to value our interest rate swap agreements. These quotations rely on observable market inputs such as yield curves and other market based factors.
Forward Foreign Exchange Contracts: Forward foreign exchange contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.
The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and the basis for that measurement (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2011
Assets:
Forward foreign exchange contracts	$256	—	$256	—
Liabilities:
Interest rate swap agreements	6,000	—	6,000	—

December 31, 2010
Assets:	—	—	—	—

Liabilities:
Forward foreign exchange contracts	209	—	209	—
Interest rate swap agreements	8,975	—	8,975	—
The following table presents the carrying value and estimated fair value of our financial instruments that are carried at adjusted historical cost (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash	$39,437	$39,437	$56,202	$56,202
Accounts receivable, net	708,563	708,563	596,404	596,404

Trade accounts payable	492,700	492,700	426,632	426,632
Accrued expenses and other liabilities	99,093	99,093	102,807	102,807
Long-term debt	1,462,368	1,476,805	1,360,241	1,292,826
The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other liabilities, approximate fair value because of the short maturity of these financial instruments.
We estimated the fair value of the senior secured notes using dealer quotations as of June 30, 2011 and December 31, 2010.
The carrying value of our North American ABL approximates fair value as a result of having just been entered into on June 14, 2011. The carrying values of the remaining portions of our long-term debt approximate their fair values.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business.
These legal proceedings include claims where we are named as a defendant in lawsuits brought against a large number of entities by individuals seeking damages for injuries allegedly caused by certain products containing asbestos. As of June 30, 2011, we are a defendant in lawsuits involving approximately 958 such claims. Each claim involves allegations of exposure to asbestos-containing materials by a single individual or an individual, his or her spouse and/or family members. The complaints typically name many other defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products distributed by us. Through June 30, 2011, lawsuits involving over 11,786 claims have been brought against us with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us through June 30, 2011, approximately $1.6 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries.

On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain noncore assets contained in the December 2006 merger agreement and seeking damages and equitable relief. We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. We believe that this action, and the related claim of other shareholders, is without merit and we intend to vigorously defend ourselves against the allegations. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. We submitted our response to the remaining claims in March 2011.
In the summer of 2010, our customer NiSource, Inc. notified McJunkin Red Man Corporation that certain polyethylene pipe manufactured by PolyPipe, Inc. may be defective. Because this matter is in the early stages, we are unable to determine the amount of liability, if any, that may result from the ultimate resolution this matter.
There is a possibility that resolution of certain legal contingencies for which there are no liabilities recorded could result in a loss. Management is not able to estimate the amount of such loss, if any. However, in our opinion, after consultation with counsel, the ultimate resolution of all pending matters is not expected to have a material effect on our financial position or liquidity, although it is possible that such resolutions could have a material adverse impact on our results of operations in the period of resolution.
Customer Contracts
We have contracts and agreements with many of our customers that dictate certain terms of our sales arrangements (pricing, deliverables, etc.). While we make every effort to abide by the terms of these contracts, certain provisions are complex and often subject to varying interpretations. Under the terms of these contracts, our customers have the right to audit our adherence to the contract terms. Historically, any settlements that have resulted from these customer audits have been immaterial to our consolidated financial statements.
Purchase Commitments
We have purchase obligations consisting primarily of inventory purchases made in the normal course of business to meet operating needs. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases, cancellations may subject us to cancellation fees or penalties depending on the terms of the contract.
Warranty Claims
We are involved from time to time in various warranty claims, which arise in the ordinary course of business. Historically, any settlements that have resulted from these warranty claims have been immaterial to our consolidated financial statements.
NOTE 10 — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
In December 2009 and February 2010, McJunkin Red Man Corporation (presented as Issuer in the following tables), a 100% owned subsidiary of McJunkin Red Man Holding Corporation (presented as Parent in the following tables), issued senior secured notes due December 15, 2016. The senior secured notes are fully and unconditionally, and jointly and severally, guaranteed on a senior basis by McJunkin Red Man Holding Corporation and substantially all existing and future 100% owned domestic restricted subsidiaries of McJunkin Red Man Corporation (collectively, the “Guarantors”). All other subsidiaries of McJunkin Red Man Corporation, whether direct or indirect, do not guarantee the senior secured notes (the “Non-Guarantors”).
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for McJunkin Red Man Holding Corporation on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

Condensed Consolidated Balance Sheets (in millions)

	June 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash	$0.1	$4.6	$—	$34.7	$—	$39.4
Accounts receivable, net	0.7	493.6	—	214.3	—	708.6
Inventory, net	—	657.3	—	194.9	—	852.2
Income taxes receivable	0.2	46.5	—	4.5	(21.7)	29.5
Other current assets	—	3.2	1.9	8.2	—	13.3

Total current assets	1.0	1,205.2	1.9	456.6	(21.7)	1,643.0

Investment in subsidiaries	706.3	408.0	—	—	(1,114.3)	—
Intercompany receivable	7.8	93.6	364.1	—	(465.5)	—
Other assets	—	34.6	—	8.8	—	43.4
Fixed assets, net	—	45.3	19.6	44.0	—	108.9
Goodwill	—	509.3	—	52.5	—	561.8
Other intangible assets, net	—	727.3	—	72.9	—	800.2

	$715.1	$3,023.3	$385.6	$634.8	$(1,601.5)	$3,157.3

Trade accounts payable	$—	$353.5	$1.3	$137.9	$—	$492.7
Accrued expenses	0.1	58.5	9.7	30.8	—	99.1
Income taxes payable	—	—	21.7	—	(21.7)	—
Deferred revenue	—	4.2	—	0.8	—	5.0
Deferred income taxes	—	70.9	—	—	—	70.9

Total current liabilities	0.1	487.1	32.7	169.5	(21.7)	667.7

Long-term debt, net	—	1,350.2	—	112.2	—	1,462.4
Intercompany payable	—	187.5	—	278.0	(465.5)	—
Other liabilities	6.0	292.2	2.3	17.7	—	318.2

Shareholders’ equity	709.0	706.3	350.6	57.4	(1,114.3)	709.0

	$715.1	$3,023.3	$385.6	$634.8	$(1,601.5)	$3,157.3

	December 31, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash	$1.1	$4.4	$—	$50.7	$—	$56.2
Accounts receivable, net	0.7	447.1	—	148.6	—	596.4
Inventory, net	—	625.4	—	140.0	—	765.4
Income taxes receivable	1.0	89.8	—	1.9	(60.1)	32.6
Other current assets	—	2.7	2.1	5.4	—	10.2

Total current assets	2.8	1,169.4	2.1	346.6	(60.1)	1,460.8

Investment in subsidiaries	686.6	478.3	—	—	(1,164.9)	—
Intercompany receivable	6.5	—	480.2	—	(486.7)	—
Other assets	—	138.0	0.1	9.7	(88.7)	59.1
Fixed assets, net	—	46.3	19.9	38.5	—	104.7
Goodwill	—	509.5	—	39.9	—	549.4
Other intangible assets, net	—	747.3	—	69.9	—	817.2

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Trade accounts payable	$—	$306.5	$1.1	$119.0	$—	$426.6
Accrued expenses	0.1	67.2	11.1	24.4	—	102.8
Income taxes payable	—	—	60.1	—	(60.1)	—
Deferred revenue	—	17.4	—	0.7	—	18.1
Deferred income taxes	—	73.2	(0.6)	(2.0)	—	70.6

Total current liabilities	0.1	464.3	71.7	142.1	(60.1)	618.1

Long-term debt, net	—	1,314.3	—	134.6	(88.7)	1,360.2
Intercompany payable	—	327.6	—	159.1	(486.7)	—
Other liabilities	6.1	296.0	3.4	17.7	—	323.2

Shareholders’ equity	689.7	686.6	427.2	51.1	(1,164.9)	689.7

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Condensed Consolidated Statements of Operations (in millions)

	Three Months Ended June 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$943.9	$—	$224.1	$—	$1,168.0
Cost of sales	—	816.0	1.9	177.4	—	995.3

Gross margin	—	127.9	(1.9)	46.7	—	172.7

Operating expenses	0.1	66.8	17.9	37.7	—	122.5

Operating (loss) income	(0.1)	61.1	(19.8)	9.0	—	50.2

Other (expense) income	(0.2)	(69.9)	35.7	(8.6)	—	(43.0)

(Loss) income before taxes	(0.3)	(8.8)	15.9	0.4	—	7.2
Equity in earnings of subsidiary	4.8	8.9	—	—	(13.7)	—
Income tax (benefit)	(0.1)	(4.8)	5.9	1.5	—	2.5

Net income (loss)	$4.6	$4.9	$10.0	$(1.1)	$(13.7)	$4.7

	Three Months Ended June 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$768.1	$—	$158.8	$—	$926.9
Cost of sales	—	682.5	0.9	126.1	—	809.5

Gross margin	—	85.6	(0.9)	32.7	—	117.4

Operating expenses	—	61.6	19.8	28.7	—	110.1

Operating (loss) income	—	24.0	(20.7)	4.0	—	7.3

Other (expense) income	(0.2)	(310.7)	284.8	(8.5)	—	(34.6)

(Loss) income before taxes	(0.2)	(286.7)	264.1	(4.5)	—	(27.3)
Equity in earnings of subsidiary	(15.8)	163.3	—	—	(147.5)	—
Income tax (benefit)	(0.1)	(107.6)	98.3	(2.0)	—	(11.4)

Net income (loss)	$(15.9)	$(15.8)	$165.8	$(2.5)	$(147.5)	$(15.9)

	Six Months Ended June 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$1,715.4	$—	$444.5	$—	$2,159.9
Cost of sales	—	1,484.1	1.9	354.2	—	1,840.2

Gross margin	—	231.3	(1.9)	90.3	—	319.7

Operating expenses	0.1	126.8	39.3	71.1	—	237.3

Operating (loss) income	(0.1)	104.5	(41.2)	19.2	—	82.4

Other (expense) income	(0.4)	(164.3)	104.6	(16.9)	—	(77.0)

(Loss) income before taxes	(0.5)	(59.8)	63.4	2.3	—	5.4
Equity in earnings of subsidiary	3.9	38.9	—	—	(42.8)	—
Income tax (benefit)	(0.2)	(24.7)	23.5	3.2	—	1.8

Net income (loss)	$3.6	$3.8	$39.9	$(0.9)	$(42.8)	$3.6

	Six Months Ended June 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$1,424.3	$—	$360.9	$—	$1,785.2
Cost of sales	—	1,247.7	1.7	288.9	—	1,538.3

Gross margin	—	176.6	(1.7)	72.0	—	246.9

Operating expenses	0.2	118.6	38.2	61.2	—	218.2

Operating (loss) income	(0.2)	58.0	(39.9)	10.8	—	28.7

Other (expense) income	(0.6)	(417.0)	357.8	(14.6)	—	(74.4)

(Loss) income before taxes	(0.8)	(359.0)	317.9	(3.8)	—	(45.7)
Equity in earnings of subsidiary	(27.3)	196.3	—	—	(169.0)	—
Income tax (benefit)	(0.3)	(135.4)	119.1	(1.3)	—	(17.9)

Net income (loss)	$(27.8)	$(27.3)	$198.8	$(2.5)	$(169.0)	$(27.8)

Condensed Consolidated Statements of Cash Flows (in millions)

	Six Months Ended June 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in):
Operating activities	$(0.9)	$(31.7)	$4.6	$(29.3)	$—	$(57.3)
Investing activities	(0.1)	10.9	(4.6)	(34.7)	—	(28.5)
Financing activities	—	22.1	—	46.4	—	68.5

Effect of exchange rate on cash	—	(1.1)	—	1.6	—	0.5

Increase (decrease) in cash	(1.0)	0.2	—	(16.0)	—	(16.8)

Cash — beginning of period	1.1	4.4	—	50.7	—	56.2

Cash — end of period	$0.1	$4.6	$—	$34.7	$—	$39.4

	Six Months Ended June 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in):
Operating activities	$(0.6)	$(44.2)	$5.3	$38.6	$—	$(0.9)
Investing activities	(0.1)	3.6	(5.3)	(1.4)	—	(3.2)
Financing activities	0.4	46.9	—	(50.8)	—	(3.5)

Effect of exchange rate on cash	—	(3.3)	—	(0.4)	—	(3.7)

Increase (decrease) in cash	(0.3)	3.0	—	(14.0)	—	(11.3)

Cash — beginning of period	0.5	5.1	—	50.6	—	56.2

Cash — end of period	$0.2	$8.1	$—	$36.6	$—	$44.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and our audited financial statements and other disclosures contained in our registration statement on Form S-4.
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. Such statements are subject to various risk factors that are discussed in our registration statement on Form S-4, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and, except where required by law, we undertake no obligation to publicly update or revise any of them in light of new information, future events, changed circumstances or otherwise.
Overview
We are the largest global distributor of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production, and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities, and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) end markets. We currently serve our customers through over 400 global service locations. Our North America segment includes over 180 branches, 6 distribution centers in the U.S. and 1 in Canada, 13 valve automation service centers and over 170 pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 40 branch locations throughout Europe, Asia and Australasia with three distribution centers in the United Kingdom, Singapore and Australia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products, from our global network of suppliers, to our more than 10,000 active customers. We are diversified, both by geography and end market. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our top ten customers.
We have benefited historically from several growth trends within the energy industry, including high levels of expansion and maintenance expenditures by our customers. Although these trends were lessened and in some cases reversed in 2009 and 2010 due to adverse economic conditions, we believe that longer-term growth in PVF spending within the energy industry will continue. The long-term growth in spending has been driven by several factors, including underinvestment in North American energy infrastructure, production and capacity constraints and market expectations of future improvements in the oil, natural gas, refined products and petrochemical markets. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately two-thirds of our sales are attributable to multi-year maintenance, repair and operations (“MRO”) arrangements. We consider MRO arrangements to be normal, repetitive business that deals primarily with the regular maintenance, repair or operational work to existing energy infrastructure. Project activities including facility expansions or new construction projects are more commonly associated with a customer’s capital expenditures budget and can be sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts. As pricing rebounds, we believe that we will have the ability to pass price increases on to the marketplace.

Key Drivers of Our Business
Our revenues are predominantly derived from the sale of PVF and other oilfield service supplies to the energy industry in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating, capital and other expenditures by our customers in the upstream, midstream and downstream end markets of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, production and capacity constraints, and anticipated strength in the oil, natural gas, refined products and petrochemical markets. Though oil and natural gas prices are currently below the record levels set in 2008, oil prices remain high relative to historical levels while natural gas prices have remained relatively flat, but at levels we believe will continue to drive capital and other expenditures by our customers. The outlook for future oil, natural gas, refined products and petrochemical spending for PVF is influenced by numerous factors, including the following:
•	Oil and Natural Gas Commodity Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make capital and other expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including rig counts, drilling and completion spending, additions and maintenance to pipeline mileage and refinery utilization.

•	Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially energy carbon steel tubular products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel, and the worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

•	Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy and industrials sectors and other factors. Changes in the general economy or in the energy and industrials sectors (domestically or internationally) can cause demand for the products we distribute to materially change.

•	Customer, Manufacturer and Distributor Inventory Levels of PVF and Related Products. Customer, manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increases in our customers’ inventory levels can have an adverse effect on the demand for the products we distribute when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in our markets and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased customer and manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.
Outlook
During the first half of 2011, the industry saw oil prices remain strong with an average price near $100 per barrel (West Texas Intermediate, “WTI”), or approximately 25% above the average for the first half of 2010. Natural gas prices have remained relatively flat at an average price of just over $4/Mcf (Henry Hub). Behind the strength of oil prices, in particular, North American drilling activity has increased 23% in the first half of 2011 relative to the same period for 2010. We continue to see a shift in rig counts from natural gas to oil, with oil drilling now representing over 50% of the total North American rig count.
Activity levels in our upstream end market remain strong. In the U.S., the average total rig count was up 21% in the second quarter of 2011 as compared to the second quarter of 2010. This improvement was primarily driven by continued development within the Marcellus, Eagle Ford and Bakken shale regions. In the second quarter, we shipped approximately 17% more tons of energy carbon steel tubular products than in the second quarter of 2010 and approximately 31% more tons than in the first quarter of 2011. In Canada, the average total rig count was up 13% in the second quarter of 2011 as compared to the same period in 2010. There we have seen an increase in MRO, particularly in the heavy oil and tar sands regions, which has mitigated the downturn experienced in shallow gas drilling elsewhere in Canada. We are continuing to focus on higher margin opportunities through the right-sizing and rebalancing of oil country tubular goods (OCTG) inventories which we began in the second half of 2010.
The midstream end market, which includes gathering, transmission pipeline and utilities, is currently our fastest growing end market. This market is up significantly due to new wells coming on line and the continued need for infrastructure within the shale basins. As a result of the natural gas to oil shift, we have seen activity move from the gas regions of the Barnett, Haynesville, Woodford, and Fayetteville shales to the Bakken, Marcellus, Eagle Ford, Niobrara and Permian shales which are heavier producing regions for oil and natural gas liquids. We are in the process of building out two new regional distribution centers in Cheyenne, Wyoming and San Antonio, Texas to support pipe and project activity increases in the Bakken and Niobrara and Eagle Ford regions. Revenues from our natural gas utilities customers have also increased in the first half of 2011 compared to the same period in 2010 due to the increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure.
Our downstream and other industrials end market performance has improved in the first half of 2011 as compared to the first half of 2010. However, downstream market participants still appear to be very cautious with respect to major capital spending in refining because of international refining capacity additions, high crude oil prices, and relatively low margins. Our chemical and general industrials end markets increased approximately 13% in the first half of 2011 compared to the first half of 2010, due to improved maintenance and small capital projects activity. The announced separations into upstream and downstream businesses at two of our largest customers, Conoco Phillips and Marathon, should have a positive impact on overall spending once the separations are completed as all four “new” companies focus on their core business and capital spending plan in 2012. Internationally, where our business is heavily weighted toward the downstream, we have seen a modest recovery in capital and operating expenditures in Europe during the last half of 2011 after bottoming out in the third quarter of 2010. Australasian and other Asian activity remains steady and significant capital outlays have been announced for the liquefied natural gas (“LNG”) green field development in this area.
Backlog is determined by the amount of unshipped third-party customer orders, either specific or general (including under pipe programs) in nature, which may be revised or canceled by the customer in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that we will earn a profit on the backlog of orders. Our backlog at June 30, 2011 was $909 million, including $789 million in North America and $120 million in our International segment. In total, this backlog represents year over year growth of 33%, which is a good general indicator of overall activity for MRC.
From a supply perspective, pricing for the PVF products we sell was generally stable to slightly up during the first half of 2011. We saw strong demand in the upstream drilling and completions as well as the midstream infrastructure markets, especially those in the active shale plays. The rig count in North America has continued to grow, thus keeping the demand for OCTG at a high level. Commodity pricing for component raw materials was less volatile than earlier periods, albeit at price levels considered to be at higher end of the spectrum. U.S. raw steel production held reasonably steady throughout the quarter at a capacity utilization rate of 75% while the rate for energy tubular products operated in the 80% plus range. The Department of Labor’s Bureau of Labor Statistics (“BLS”) indices, and in particular the BLS’s Steel Pipe and Tube index, that we use to measure our LIFO-based GAAP cost of sales continue to experience significant inflationary index increases.

The following table shows key industry indicators for the three months ended June 30, 2011, June 30, 2010 and March 31, 2011:

	Three Months Ended
	June 30,	June 30,			March 31,
	2011	2010	Change	%	2011	Change	%
Average Total
Rig Count (1):
United States	1,826	1,513	313	20.7%	1,716	110	6.4%
Canada	188	166	22	13.3%	587	(399)	(68.0%)

North America	2,014	1,679	335	20.0%	2,303	(289)	(12.5%)
International	1,146	1,088	58	5.3%	1,166	(20)	(1.7%)

Total	3,160	2,767	393	14.2%	3,469	(309)	(8.9%)

Average Natural Gas
Rig Count (1):
United States	880	958	(78)	(8.1%)	900	(20)	(2.2%)
Canada	76	77	(1)	(1.3%)	184	(108)	(58.7%)

North America	956	1,035	(79)	(7.6%)	1,084	(128)	(11.8%)

Average
Commodity Prices(2):
Natural gas ($/Mcf)	$4.10	$4.07			$4.07
WTI crude (per barrel)	$102.02	$77.82			$94.07
Brent crude (per barrel)	$117.01	$78.51			$76.42

(1)	Source — Baker Hughes (www.bakerhughes.com)

(2)	Source — Department of Energy, Energy Information Administration (www.eia.doe.gov)
The following table shows key industry indicators for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended
	June 30,	June 30,	Change
	2011	2010	%
Average Total
Rig Count (1):
United States	1,773	1,433	340	23.7%
Canada	385	318	67	21.1%

North America	2,158	1,751	407	23.2%
International	1,156	1,075	81	7.5%

Total	3,314	2,826	488	17.3%

Average Natural Gas
Rig Count (1):
United States	890	923	(33)	(3.6%)
Canada	130	141	(11)	(7.8%)

North America	1,020	1,064	(44)	(4.1%)

Average
Commodity Prices(2):
Natural gas ($/Mcf)	$4.08	$4.43
WTI crude (per barrel)	$97.89	$78.30
Brent crude (per barrel)	$111.16	$77.38

(1)	Source — Baker Hughes (www.bakerhughes.com)

(2)	Source — Department of Energy, Energy Information Administration (www.eia.doe.gov)

Consolidated Results of Operations
The breakdown of our sales by end market for the three months ended June 30, 2011, June 30, 2010, and March 31, 2011 was as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2011	2010	2011	2011	2010
Upstream	46%	45%	46%	46%	46%
Midstream	27%	25%	23%	25%	23%
Downstream and other industrials	27%	30%	31%	29%	31%

	100%	100%	100%	100%	100%

As a percentage of sales, our upstream activity has grown to 46% of our sales during the second quarter of 2011. This is driven by an improvement of approximately 27% in our North America upstream sales from the second quarter of 2010 to the second quarter of 2011. This growth is largely focused in our MRO business which improved 40% for those time periods. OCTG experienced more modest growth as we focused on improved profitability rather than sales volume. We continue to rebalance our inventory as we strategically focus on key customer accounts.
Our midstream activity, including pipelines, well tie-ins, and natural gas utilities, increased to 27% of sales during the second quarter of 2011. Gathering and transmission pipeline sales, which represent about two-thirds of this end market, increased over 50% in the second quarter of 2011 as compared to the second quarter of 2010. This growth is attributable to increased activity in the major shale plays. Our natural gas utilities business increased approximately 18% for those same periods as a result of improved pipeline integrity initiatives.
As a percentage of sales, our downstream and other industrials sales decreased to 27% of sales in the second quarter of 2011. This decline relative to earlier periods is largely attributable to the significant, faster-paced growth experienced in the other end markets. On a revenue basis, our downstream end market grew by approximately 14% when comparing the second quarter of 2011 to the same period in 2010. In North America, refining revenues were flat in the second quarter of 2011 where limited major capital projects are in progress, as customers preserve capital and delay capital and other expenditures. Our sales to the chemicals and the general industrials markets continued to improve during the second quarter of 2011, increasing 17% year over year due to improved demand for end products and relatively low natural gas prices. We see significant future opportunity in this area, including various ethane cracking (Ethylene) projects, which in turn, are being driven by the significant increase in shale gas availability. Within our International segment, downstream sales improved by approximately 11% as the refining sector began to improve from the soft conditions experienced in Europe in 2010.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three Months Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change
Sales:
North America	$1,093.0	$861.5	$231.5	26.9%
International	75.0	65.4	9.6	14.7%

Consolidated	$1,168.0	$926.9	$241.1	26.0%

Gross margin:
North America	$149.9	$97.0	$52.9	54.5%
International	22.8	20.4	2.4	11.8%

Consolidated	172.7	117.4	55.3	47.1%

	Three Months Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change
Selling, general and administrative expenses:
North America	103.7	95.1	8.6	9.0%
International	18.8	15.0	3.8	25.3%

Consolidated	122.5	110.1	12.4	11.3%

Operating income:
North America	46.1	1.9	44.2	2326.3%
International	4.1	5.4	(1.3)	(24.1%)

Consolidated	50.2	7.3	42.9	587.7%

Interest expense	(34.5)	(34.3)	(0.2)	0.6%
Write off of debt issuance cost	(9.5)	—	(9.5)	N/A
Other income (expense), net	1.0	(0.3)	1.3	433.3%
Income tax (expense) benefit	(2.5)	11.4	(13.9)	(121.9%)

Net income expense (loss)	$4.7	$(15.9)	$20.6	129.6%

Adjusted Gross Margin	$207.2	$165.2	$42.0	25.4%

Adjusted EBITDA	$90.6	$56.1	$34.5	61.5%

Sales. Sales include the revenue recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,168.0 million for the three months ended June 30, 2011 as compared to $926.9 million for the three months ended June 30, 2010. Of the $241.1 million increase in total sales, $231.5 million represents a 27% increase in North America sales driven by an overall improvement in the business environment, including, in particular, the upstream and midstream end markets, which have been driven largely by activity levels in the oil and natural gas shale regions. Internationally, sales improved 15% primarily as a result of a strengthening in the European refining sector.
Gross Margin. Our gross margin was $172.7 million (14.8% of sales) for the three months ended June 30, 2011 as compared to $117.4 million (12.7% of sales) for the three months ended June 30, 2010. The 2.1% improvement in gross margin percentage is largely a result of our last-in, first-out (“LIFO”) inventory costing methodology, which had a less significant impact on sales in the current quarter. As a result of LIFO, cost of sales was higher in the second quarter of 2011 by $17.6 million as compared to $30.1 million in the second quarter of 2010. Excluding the impact of LIFO, gross margin percentage was down slightly due to 2011 having a greater proportion of sales by our North American segment, whose blend of products and channel delivery methods generally carry lower margins relative to sales by our International segment.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. Particularly, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Margin as a key performance indicator in managing our business. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2011	of Revenue	2010	of Revenue
Gross margin, as reported	$172.7	14.8%	$117.4	12.7%
Depreciation and amortization	4.2	0.3%	4.1	0.4%
Amortization of intangibles	12.7	1.1%	13.6	1.5%
Increase in LIFO reserve	17.6	1.5%	30.1	3.2%

Adjusted Gross Margin	$207.2	17.7%	$165.2	17.8%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $122.5 million for the three months ended June 30, 2011 as compared to $110.1 million for the three months ended June 30, 2010. Selling, general and administrative expenses were 10.5% of sales for the three months ended June 30, 2011 as compared to 11.9% for the three months ended June 30, 2010. The $12.4 million increase in selling, general and administrative expenses is primarily due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity levels relative to the second quarter of 2010. To a lesser extent this increase also reflects selling, general and administrative expenses associated with our acquisitions of MRC SPF and South Texas Supply and the acquisition of the assets and operations of Dresser Oil Tools which were not present in the second quarter of 2010.
Operating Income. Operating income was $50.2 million for the three months ended June 30, 2011, as compared to operating income of $7.3 million for the three months ended June 30, 2010, an improvement of $42.9 million. This improvement is a result of higher gross margins offset by the increase in selling, general and administrative expenses noted above.
Interest Expense. Our interest expense was $34.5 million for the three months ended June 30, 2011 as compared to $34.3 million for the three months ended June 30, 2010.
Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $1.6 million and expense of $1.6 million during the three months ended June 30, 2011 and June 30, 2010. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in previously capitalized deferred financing costs.
Income Tax Expense (Benefit). Our income tax expense was $2.5 million for the three months ended June 30, 2011 as compared to a benefit of $11.4 million for the three months ended June 30, 2010. Our effective tax rate was 34.6% for the three months ended June 30, 2011 and 41.7% for the three months ended June 30, 2010. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates. The reduction in the rate in June 2011 from June 2010 is a result of a shift from projected losses before tax to projected income before tax in higher tax rate jurisdictions. Such a shift has the effect of reducing overall effective tax rates as the tax expense in higher rate jurisdictions is blended with tax expense in lower rate jurisdictions.
Net Income (Loss). Our net income was $4.7 million for the three months ended June 30, 2011 as compared to a $15.9 million net loss for the three months ended June 30, 2010, an improvement of $20.6 million, principally as a result of improved sales and margins.
Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $90.6 million for the three months ended June 30, 2011, as compared to $56.1 million for the three months ended June 30, 2010. Our Adjusted EBITDA increased $34.5 million quarter over quarter primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under our indenture and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our notes as

“Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net (loss) income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2011	2010
Net income (loss)	$4.7	$(15.9)
Income tax expense (benefit)	2.5	(11.4)
Interest expense	34.5	34.3
Write off of debt issuance costs	9.5	—
Depreciation and amortization	4.2	4.1
Amortization of intangibles	12.7	13.6
Increase in LIFO reserve	17.6	30.1
Change in fair value of derivative instruments	(1.6)	1.6
Share based compensation expense	1.0	1.2
Legal and consulting expenses	3.4	0.9
(Gains) losses on asset sales	1.0	(0.1)
Other non-recurring and non-cash expenses (1)	1.1	(2.3)

Adjusted EBITDA(2)	$90.6	$56.1

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing the notes.
Three Months Ended June 30, 2011 Compared to the Three Months Ended March 31, 2011

	Three Months Ended
	June 30,	March 31,
	2011	2011	$ Change	% Change
Sales:
North America	$1,093.0	$932.4	$160.6	17.2%
International	75.0	59.4	15.6	26.3%

Consolidated	$1,168.0	$991.8	$176.2	17.8%

Gross margin:
North America	$149.9	$129.3	$20.6	15.9%
International	22.8	17.7	5.1	28.8%

Consolidated	172.7	147.0	25.7	17.5%

Selling, general and administrative expenses:
North America	103.7	98.7	5.0	5.1%
International	18.8	16.1	2.7	16.8%

Consolidated	122.5	114.8	7.7	6.7%

Operating income (loss):
North America	46.1	30.6	15.5	50.7%
International	4.1	1.6	2.5	156.3%

Consolidated	50.2	32.2	18.0	55.9%

Interest expense	(34.5)	(33.5)	(1.0)	3.0%
Write off of debt issuance costs	(9.5)	—	(9.5)	N/A
Other income (expense), net	1.0	(0.5)	1.5	(300.0%)
Income tax (expense) benefit	(2.5)	0.7	(3.2)	(457.1%)

Net income (loss)	$4.7	$(1.1)	$5.8	527.3%

Adjusted Gross Margin	$207.2	$173.5	$33.7	19.4%

Adjusted EBITDA	$90.6	$60.0	$30.6	51.0%

Sales. Sales include the revenue recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,168.0 million for the three months ended June 30, 2011 as compared to $991.8 million for the three months ended March 31, 2011. Of the $176.2 million increase in total sales, $160.6 million represents a 17% increase in North America sales driven by an overall improvement in the business environment, including in particular the upstream and midstream end markets, which have been driven by activity levels in the oil and natural gas shale regions. This is partially offset by a 7% reduction in Canadian sales due to seasonality typically experienced in the spring months. Internationally, sales improved 26.3% primarily as a result of a strengthening in the European refining sector as well as the acquisition of MRC SPF.
Gross Margin. Our gross margin was $172.7 million (14.8% of sales) for the three months ended June 30, 2011 as compared to $147.0 million (14.8% of sales) for the three months ended March 31, 2011. The gross margin increase of $25.7 million is due to the increase in sales volume.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, amortization of intangibles, and plus or minus the impact of our last in first out (“LIFO”) inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. Particularly, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Margin as a key performance indicator in managing our business. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	March 31,	Percentage
	2011	of Revenue	2011	of Revenue
Gross margin, as reported	$172.7	14.8%	$147.0	14.8%
Depreciation and amortization	4.2	0.3%	4.0	0.4%
Amortization of intangibles	12.7	1.1%	12.4	1.3%
Increase in LIFO reserve	17.6	1.5%	10.1	1.0%

Adjusted Gross Margin	$207.2	17.7%	$173.5	17.5%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $122.5 million for the three months ended June 30, 2011 as compared to $114.8 million for the three months ended March 31, 2011. Selling, general and administrative expenses were 10.5% of sales for the three months ended June 30, 2011 as compared to 11.6% for the three months ended March 31, 2011. This increase in selling general and administrative expenses is split between costs associated with the acquisition of MRC SPF and additional personnel cost such as overtime and incentives directly related to the overall increase in business activity levels.

Operating Income. Operating income was $50.2 million for the three months ended June 30, 2011, as compared to operating income of $32.2 million for the three months ended March 31, 2011, an increase of $18 million. This improvement is a result of higher gross margins offset by the increase in selling, general and administrative expenses noted above.
Interest Expense. Our interest expense was $34.5 million for the three months ended June 30, 2011 as compared to $33.5 million for the three months ended March 31, 2011.
Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in increases to earnings of $1.6 million and $1.9 million during the three months ended June 30, 2011 and March 31, 2011. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in previously capitalized deferred financing costs.
Income Tax Expense (Benefit). Our income tax expense was $2.5 million for the three months ended June 30, 2011 as compared to a benefit of $0.7 million for the three months ended March 31, 2011. Our effective tax rate was 34.6% for the three months ended June 30, 2011 and 38.0% for the three months ended March 31, 2011. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates. The reduction in rate in June 2011 from March 2011 is a result of a shift from projected losses before tax to projected income before tax in higher tax rate jurisdictions. Such a shift has the effect of reducing overall effective tax rates as the tax expense in higher rate jurisdictions is blended with tax expense in lower rate jurisdictions.
Net Income (Loss). Our net income was $4.7 million for the three months ended June 30, 2011 as compared to a $1.1 million net loss for the three months ended March 31, 2011, an improvement of $5.8 million.
Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $90.6 million for the three months ended June 30, 2011, as compared to $60.0 million for the three months ended March 31, 2011. Our Adjusted EBITDA increased $30.6 million quarter over quarter primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under our indenture and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our notes as “Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net (loss) income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	March 31,
	2011	2011
Net income (loss)	$4.7	$(1.1)
Income tax (benefit)	2.5	(0.7)
Interest expense	34.5	33.5
Write off of debt issuance costs	9.5	—
Depreciation and amortization	4.2	4.0
Amortization of intangibles	12.7	12.4
Increase in LIFO reserve	17.6	10.1
Change in fair value of derivative instruments	(1.6)	(1.9)
Share based compensation expense	1.0	1.5
Legal and consulting expenses	3.4	1.2
Losses on asset sales	1.0	0.4
Other non-recurring and non-cash expenses (1)	1.1	0.6

Adjusted EBITDA(2)	$90.6	$60.0

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing the notes.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change
Sales:
North America	$2,025.5	$1,642.2	$383.3	23.3%
International	134.4	143.0	(8.6)	(6.0%)

Consolidated	$2,159.9	$1,785.2	$374.7	21.0%

Gross margin:
North America	$279.2	$203.3	$75.9	37.3%
International	40.5	43.6	(3.1)	(7.1%)

Consolidated	319.7	246.9	72.8	29.5%

Selling, general and administrative expenses:
North America	202.4	187.4	15.0	8.0%
International	34.9	30.8	4.1	13.3%

Consolidated	237.3	218.2	19.1	8.8%

Operating income:
North America	76.7	15.9	60.8	382.4%
International	5.7	12.8	(7.1)	(55.5%)

Consolidated	82.4	28.7	53.7	187.1%

Interest expense	(68.0)	(69.7)	(1.7)	2.4%
Write off of debt issuance costs	(9.5)	—	(9.5)	N/A
Other income (expense)	0.5	(4.7)	5.2	108.5%
Income tax expense (benefit)	(1.8)	17.9	(19.7)	(110.1%)

Net income (loss)	$3.6	$(27.8)	$31.4	112.6%

Adjusted Gross Margin	$380.7	$319.4	$61.3	19.2%

Adjusted EBITDA	$150.6	$104.6	$46.0	44.0%

Sales. Sales include the revenue recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $2,159.9 million for the six months ended June 30, 2011 as compared to $1,785.2 million for the six months ended June 30, 2010. This $374.7 million increase in total sales includes a 23.3% increase in North America sales driven by an overall improvement in the business environment, including in particular the upstream and midstream end markets, which have been driven by activity levels in the oil and natural gas shale regions as well as the heavy oil and tar sands regions. This increase was partially offset by a 6.0% decrease in International sales where we had slow-downs in capital expenditure projects in the European refining sector in the second half of 2010, which carried over into the first quarter of 2011.
Gross Margin. Our gross margin was $319.7 million (14.8% of sales) for the six months ended June 30, 2011 as compared to $246.9 million (13.8% of sales) for the six months ended June 30, 2010. The $72.8 million increase in gross margin corresponds with the increase in sales. The 1% improvement in gross margin percentage is largely a result of our LIFO inventory costing methodology, which had a less significant impact on cost of sales in the first half of 2011. As a result of LIFO, cost of sales was higher in the first half of 2011 by $27.7 million as compared to $37 million in the first half of 2010.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. Particularly, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Margin as a key performance indicator in managing our business. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2011	of Revenue	2010	of Revenue
Gross margin, as reported	$319.7	14.8%	$246.9	13.8%
Depreciation and amortization	8.2	0.4%	8.1	0.5%
Amortization of intangibles	25.1	1.1%	27.4	1.5%
Increase in LIFO reserve	27.7	1.3%	37.0	2.1%

Adjusted Gross Margin	$380.7	17.6%	$319.4	17.9%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $237.3 million for the six months ended June 30, 2011 as compared to $218.2 million for the six months ended June 30, 2010. Selling, general and administrative expenses were 11.0% of sales for the six months ended June 30, 2011 as compared to 12.2% for the six months ended June 30, 2010. The $19.1 million increase in selling general and administrative expenses is split between costs associated with the acquisitions of MRC SPF and South Texas Supply and the acquisition of the assets and operations of Dresser Oil Tools and additional personnel cost such as overtime and incentives directly related to the overall increase in business activity levels.
Operating Income. Operating income was $82.4 million for the six months ended June 30, 2011, as compared to operating income of $28.7 million for the six months ended June 30, 2010, an improvement of $53.7 million. This improvement is a result of higher gross margins offset by the increase in selling, general and administrative expenses noted above.
Interest Expense. Our interest expense was $68.0 million for the six months ended June 30, 2011 as compared to $69.7 million for the six months ended June 30, 2010.
Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $3.5 million and losses of $5.6 million during the six months ended June 30, 2011 and June 30, 2010. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in deferred financing costs.
Income Tax Expense (Benefit). Our income tax expense was $1.8 million for the six months ended June 30, 2011 as compared to a benefit of $17.9 million for the six months ended June 30, 2010. Our effective tax rate was 33.5% for the six months ended June 30, 2011 and 39.1% for the six months ended June 30, 2010. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates. The reduction in rate in June 2011 from June 2010 is a result of a shift from projected losses before tax to projected income before tax in higher rate jurisdictions. Such a shift has the effect of reducing overall effective tax rates as the expense in higher rate jurisdictions is blended with tax expense in lower rate jurisdictions.

Net Income (Loss). Our net income was $3.6 million for the six months ended June 30, 2011 as compared to a $27.8 million net loss for the six months ended June 30, 2010, an increase of $31.4 million.
Adjusted EBITDA We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $150.6 million for the six months ended June 30, 2011, as compared to $104.6 million for the six months ended June 30, 2010. Our Adjusted EBITDA increased $46.0 million quarter over quarter primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under our indenture and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our notes as “Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net income (loss)	$3.6	$(27.8)
Income tax (benefit)	1.8	(17.9)
Interest expense	68.0	69.7
Write off of debt issuance costs	9.5	—
Depreciation and amortization	8.2	8.1
Amortization of intangibles	25.1	27.4
Increase in LIFO reserve	27.7	37.0
Change in fair value of derivative instruments	(3.5)	5.6
Share based compensation expense	2.5	2.2
Legal and consulting expenses	4.6	0.9
Losses on asset sales	1.4	0.6
Other non-recurring and non-cash expenses (1)	1.7	(1.2)

Adjusted EBITDA(2)	$150.6	$104.6

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing the notes.
Liquidity and Capital Resources
Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facilities. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $39 million and $56 million, respectively. As of June 30, 2011 and December 31, 2010 $35 million and $51 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans that require the repatriation of such amounts.

On June 14, 2011, MRC and certain of its North American subsidiaries entered into an asset based revolving credit facility (“North American ABL”). The North American ABL consists of a U.S. tranche which provides for borrowings of up to $900 million, and a Canadian tranche which provides for borrowings of up to CDN $150 million (USD $154 million). Up to $80 million of the U.S. tranche may be used for letters of credit and up to $75 million may be used for swingline loans. Up to CDN $20 million (USD $20 million) of the Canadian Tranche may be used for letters of credit and up to CDN $25 million (USD $26 million) may be used for swingline loans. The North American ABL matures on June 14, 2016.
Availability under the U.S. and Canadian tranches is subject to a borrowing base. The borrowing bases for the U.S. and Canadian tranches, which are calculated separately, are each equal to 85% of the book value of eligible accounts receivable of the Borrowers; plus the lesser of (i) 70% of the net book value of eligible inventory of the Borrowers and (ii) net orderly liquidation value of eligible inventory of the U.S. Borrowers multiplied by the advance rate of 85%; minus certain reserves.
Obligations under the U.S. tranche are guaranteed by the U.S. Borrowers. Obligations under the Canadian tranche are guaranteed by the U.S. Borrowers and the Canadian Borrowers. Obligations under the U.S. tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers. Obligations under the Canadian tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts and inventory of the U.S. Borrowers and the Canadian Borrowers and pledges of indebtedness owing to the Canadian Borrowers and the capital stock of their wholly-owned subsidiaries. The security interest in accounts receivable and inventory of the U.S. Borrowers ranks prior to the security interest in this collateral which secures the Company’s existing senior secured notes due 2016.
Borrowings under the U.S. tranche bear interest at a rate per annum equal to, at our option, either the adjusted LIBOR rate plus an applicable margin or a U.S. base rate plus an applicable margin. Borrowings under the Canadian tranche will bear interest at a rate per annum equal to, at our option, either the adjusted Canadian BA Rate plus an applicable margin, a Canadian base rate plus an applicable margin or a Canadian prime rate plus an applicable margin. The applicable margin is initially 2.00% for LIBOR and Canadian BA Rate borrowings and 1.00% for U.S. base rate, Canadian base rate and Canadian prime rate borrowings, in each case subject to a 0.25% step-up or step-down based on a consolidated fixed charge coverage ratio as of the end of the most recent fiscal quarter. The applicable margin for U.S. base rate, Canadian base rate and Canadian prime rate borrowings is 100 basis points lower than the applicable margin for LIBOR and Canadian BA Rate borrowings. In addition to paying interest on outstanding principal under the North American ABL, we are required to pay a commitment fee in respect of unutilized commitments which is equal to 0.375% per annum.
The North American ABL contains customary covenants which require us to maintain a consolidated fixed charge coverage ratio (defined as the ratio of adjusted EBITDA to the sum of cash interest, principal payments on indebtedness, unfinanced capital expenditures and accrued income taxes) of at least 1.0 to 1.0 when excess availability is less than or equal to the greater of 10% of the total commitments under the North American ABL and $75 million.
The North American ABL also contains customary restrictive covenants (in each case, subject to exclusions) that limit the ability of the Borrowers and their restricted subsidiaries to: create any liens; incur any additional indebtedness; engage in consolidations, mergers, or sales of assets; dispose of any subsidiary interests; make certain restricted payments; make investments; alter the terms of documents related to certain subordinated indebtedness; enter into transactions with affiliates; and prepay certain subordinated indebtedness. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with various restrictions on the repayment of subordinated indebtedness, restricted payments and investments not being applicable when the Borrowers’ excess availability exceeds a certain threshold. The restriction on incurring unsecured indebtedness is not applicable when the Borrowers’ and their restricted subsidiaries’ total debt to adjusted EBITDA ratio is less than or equal to 5.5:1.0 and the restriction on incurring secured indebtedness is not applicable when the debt to adjusted EBITDA ratio of the Borrowers and their restricted subsidiaries is less than or equal to 5.0:1.0.
The North American ABL contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security document supporting the facility to be in force and effect, and change of control. If such an event of default occurs, the Agent under the facility shall be entitled to take various actions, including the acceleration of amounts due under the facility, the termination of all revolver commitments and all other actions permitted to be taken by a secured creditor.
In connection with the closing of the North American ABL, the existing $900 million asset based revolving credit facility, the CDN $80 million Midfield Revolving Credit Facility, and the CDN $15 million Midfield Term Loan Facility were terminated. Associated deferred financing costs of $9.5 million were written off and expensed concurrent with the termination of these lines.
We also have $1.05 billion of 9.50% senior secured notes due December 15, 2016 (the “notes”) outstanding. In December 2009, we issued $1.0 billion of notes and applied the net proceeds to pay all the outstanding borrowings under our $575 million term loan facility and our $450 million junior term loan facility. In February 2010, we issued an additional $50 million of notes and applied the net proceeds to repay amounts outstanding under our U.S. revolving credit facility.
Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our indenture and various credit facilities as of and during the three and six months ended June 30, 2011.
Cash Flows
The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(57.4)	$(0.9)
Investing activities	(28.4)	(3.2)
Financing activities	68.5	(3.5)

Net (decrease) in cash and cash equivalents	$(17.3)	$(7.6)

Effect of foreign exchange rate on cash	$0.5	$(3.7)
Operating Activities
Net cash used in operating activities was $57.4 million for the six months ended June 30, 2011, compared to net cash used in operating activities of $0.9 million for the six months ended June 30, 2010. Net cash used in operations was primarily the result of an increase in working capital needed to meet the demands of increased business activity levels.
Investing Activities
Net cash used in investing activities was $28.4 million for the six months ended June 30, 2011, compared to $3.2 million for the six months ended June 30, 2010. The $25.2 million increase in cash used in investing activities is primarily due to the purchase of MRC SPF in June 2011 offset by the proceeds on the sale of certain assets held for sale. Our net capital expenditures were down slightly, 0.2% of sales during the first half of 2011, compared to 0.4% of sales during the first half of 2010.
Financing Activities
Net cash provided by financing activities was $68.5 million for the six months ended June 30, 2011, compared to $3.5 million used for the six months ended June 30, 2010. These proceeds, which generally reflect advances on our revolving credit facility, were required primarily due to the purchase of SPF and an increase in working capital needs driven by higher sales volumes.
We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing in the public or private markets, based on market conditions. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. We may also seek, from time to time, depending on market conditions to refinance certain of our debt, including our senior secured notes and our debt agreements. We may also, from time to time, seek to repurchase our senior secured note in the open market or otherwise. Any such transaction would be subject to market conditions, compliance with all of our debt agreements, and various other factors.
Off-Balance Sheet Arrangements
We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the U.S. Securities and Exchange Commission.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments and assumptions and develop estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. These critical accounting policies could materially affect the amounts recorded in our financial statements. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:
Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer-specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually, but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ materially from those estimates. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $5.3 million and $4.5 million, or 0.7% of gross accounts receivable for both periods.
Inventories: Our U.S. inventories are valued at the lower of cost (principally using the last-in, first-out method (“LIFO”)) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory volume. These estimates are adjusted to actual results determined at year-end. Our inventories, which are held outside of the U.S., totaling $194.8 million and $140.0 million at June 30, 2011 and December 31, 2010, were valued at the lower of weighted-average cost or market.
The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 17% of our total assets. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.
The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. No indications of impairment were present at June 30, 2011.
Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 26% of our total assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, each October, or more frequently if circumstances indicate that impairment may exist. We test goodwill for impairment at two reporting units that mirror our two reportable segments (North America and International). No indications of impairment were present at June 30, 2011.

Income Taxes: Our tax provision is based upon our expected taxable income and statutory rates in effect in each country in which we operate. This provision involves the interpretation of the respective tax laws in each country in which we operate, as well as significant judgments regarding future events, such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations and our profitability in each respective country could impact our tax liability for any given year. Deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The benefit of an uncertain tax position that meets the “probable recognition threshold” is recognized in the financial statements. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.
Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU No. 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to ASC Topic 820, Fair Value Measurement. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance for public entities is effective during interim or annual periods beginning after December 15, 2011 and should be applied prospectively. We do not believe that ASU No. 2011-04 will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2011, all of our outstanding term and revolving debt, except for the notes, was at floating rates. These facilities prescribe the percentage point spreads from LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.
The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in interest rates. Currently, we manage our interest rate risk through the use of floating interest rate debt facilities and interest rate contracts. As of June 30, 2011, we had 100% of our floating interest rate debt hedged with interest rate contracts. The counterparties to our interest rate swap agreements are major financial institutions.
Foreign Currency Exchange Rates
Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, to protect the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income.
Steel Prices
Our business is sensitive to steel prices, which impact substantially all of our products, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
As of June 30, 2011, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain noncore assets contained in the December 2006 merger agreement and seeking damages and equitable relief. We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. We believe that this action, and the related claim of other shareholders, is without merit and we intend to vigorously defend ourselves against the allegations. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. We submitted our response to the remaining claims in March 2011.
In the summer of 2010, our customer NiSource, Inc. notified McJunkin Red Man Corporation that certain polyethylene pipe manufactured by PolyPipe, Inc. may be defective. Because this matter is in the early stages, we are unable to determine the amount of liability, if any, that may result from the ultimate resolution this matter.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our registration statement on Form S-4 under “Risk Factors”. There has been no material change in those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McJUNKIN RED MAN HOLDING CORPORATION
By:	/s/ James F. Underhill
James F. Underhill
Executive Vice President and Chief Financial Officer

Date: August 15, 2011

Index to Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.