Form 10-Q
period 2011-09-30
MCJUNKIN RED MAN HOLDING CORP
filed 2011-11-14
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 333-153091
McJUNKIN RED MAN HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2 Houston Center, 909 Fannin, Suite 3100
Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)
(877) 294-7574
(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no public market for the Company’s common stock. There were 168,836,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 11, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
		Note 1
Assets
Current assets:
Cash	$41,447	$56,202
Accounts receivable, net	840,467	596,404
Inventories, net	862,170	765,367
Income taxes receivable	15,626	32,593
Other current assets	11,276	10,209

Total current assets	1,770,986	1,460,775

Other assets:
Debt issuance costs, net	27,189	32,211
Assets held for sale	1,447	12,722
Other assets	12,226	14,212

	40,862	59,145
Fixed assets:
Property, plant and equipment, net	106,090	104,725

Intangible assets:
Goodwill	565,911	549,384
Other intangible assets, net	783,557	817,165

	1,349,468	1,366,549

	$3,267,406	$2,991,194

	September 30,	December 31,
	2011	2010
		Note 1
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$524,554	$426,632
Accrued expenses and other liabilities	135,334	102,807
Deferred revenue	4,097	18,140
Deferred income taxes	71,140	70,636

Total current liabilities	735,125	618,215

Long-term obligations:
Long-term debt, net	1,505,591	1,360,241
Deferred income taxes	289,478	303,083
Other liabilities	18,213	19,897

	1,813,282	1,683,221
Stockholders’ equity:
Common stock, $0.01 par value per share; 800,000 shares authorized; issued and outstanding September 30, 2011 — 168,836, issued and outstanding December 31, 2010 — 168,808	1,688	1,688
Preferred stock, $0.01 par value per share; 150,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,279,983	1,273,716
Retained (deficit)	(540,367)	(565,790)
Accumulated other comprehensive (loss)	(22,305)	(19,856)

	718,999	689,758

	$3,267,406	$2,991,194

See notes to condensed consolidated financial statements.

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Sales	$1,366,202	$1,025,455	$3,526,054	$2,810,642
Cost of sales	1,165,076	888,680	3,005,264	2,426,975

Gross margin	201,126	136,775	520,790	383,667

Selling, general and administrative expenses	134,685	115,846	376,094	335,300

Operating income	66,441	20,929	144,696	48,367

Other income (expense):
Interest expense	(34,348)	(35,018)	(102,372)	(104,707)
Write off of debt issuance costs	—	—	(9,450)	—
Change in fair value of derivative instruments	1,768	(1,049)	5,260	(6,670)
Other, net	(821)	601	241	2,765

	(33,401)	(35,466)	(106,321)	(108,612)

Income (Loss) before income taxes	33,040	(14,537)	38,375	(60,245)
Income tax expense (benefit)	11,167	(4,080)	12,952	(21,965)

Net income (loss)	$21,873	$(10,457)	$25,423	$(38,280)

Effective tax rate	33.8%	28.1%	33.8%	36.5%

Basic earnings (loss) per common share	$0.13	$(0.07)	$0.15	$(0.23)
Diluted earnings (loss) per common share	$0.13	$(0.07)	$0.15	$(0.23)
Weighted-average common shares, basic	168,836	168,766	168,833	168,762
Weighted-average common shares, diluted	169,314	168,766	169,239	168,762
See notes to condensed consolidated financial statements.

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

					Accumulated
	Common		Additional	Retained	Other	Total
	Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Equity
Balance at December 31, 2009	168,735	$1,687	$1,269,772	$(514,216)	$(13,345)	$743,898
Net (loss)	—	—	—	(38,280)	—	(38,280)
Foreign currency translation	—	—	—	—	(5,932)	(5,932)
Pension adjustment	—	—	—	—	41	41

Net comprehensive (loss)						(44,171)

Restricted stock vested during period	31	1	—	—	—	1
Equity-based compensation expense	—	—	2,368	—	—	2,368

Balance at September 30, 2010	168,766	$1,688	$1,272,140	$(552,496)	$(19,236)	$702,096

Balance at December 31, 2010	168,808	$1,688	$1,273,716	$(565,790)	$(19,856)	$689,758
Net income	—	—	—	25,423	—	25,423
Foreign currency translation	—	—	—	—	(2,449)	(2,449)
Pension adjustment	—	—	—	—	—	—

Net comprehensive income						22,974

Restricted stock vested during period	28	—	—	—	—	—
Equity-based compensation expense	—	—	6,264	—	—	6,264
Exercise of stock options	—	—	3	—	—	3

Balance at September 30, 2011	168,836	$1,688	$1,279,983	$(540,367)	$(22,305)	$718,999

See notes to condensed consolidated financial statements

McJUNKIN RED MAN HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Operating activities
Net income (loss)	$25,423	$(38,280)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	12,819	12,253
Amortization of intangibles	37,799	40,970
Equity-based compensation expense	6,264	2,368
Deferred income tax (benefit) expense	(14,099)	4,385
Amortization of debt issuance costs	8,057	8,849
Write off of debt issuance costs	9,450	—
Increase in LIFO reserve	46,000	56,750
Change in fair value of derivative instruments	(5,260)	6,670
Hedge termination	—	(25,038)
Provision for uncollectible accounts	733	(1,760)
Write down of inventory	—	362
Nonoperating losses and other items not using cash	3,663	1,533
Changes in operating assets and liabilities:
Accounts receivable	(223,475)	(93,168)
Inventories	(112,100)	14,273
Income taxes	16,911	(12,050)
Other current assets	83	1,852
Accounts payable	78,624	29,180
Deferred revenue	(13,975)	(8,029)
Accrued expenses and other current liabilities	28,135	26,893

Net cash (used in) provided by operations	(94,948)	28,013

Investing activities
Purchases of property, plant and equipment	(10,068)	(11,608)
Proceeds from the disposition of property, plant and equipment	1,511	1,765
Acquisitions, net of cash acquired of $1,900 and $781 for 2011 and 2010, respectively	(39,865)	(11,939)
Proceeds from the sale of assets held for sale	10,594	4,048
Other investment and notes receivable transactions	(246)	(164)

Net cash used in investing activities	(38,074)	(17,898)

Financing activities
Net advances from (payments on) revolving credit facilities	125,708	(56,141)
Proceeds from issuance of senior secured notes	—	47,897
Debt issuance costs paid	(9,690)	(3,858)
Proceeds from exercise of stock options	3	—

Net cash provided by (used in) financing activities	116,021	(12,102)

(Decrease) in cash	(17,001)	(1,987)
Effect of foreign exchange rate on cash	2,246	274
Cash — beginning of period	56,202	56,244

Cash — end of period	$41,447	$54,531

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$8,639	$(13,534)
Cash paid for interest	67,035	69,094
See notes to condensed consolidated financial statements.

McJUNKIN RED MAN HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2011. We have derived our condensed consolidated balance sheet as of December 31, 2010 from the audited financial statements for the year ended December 31, 2010. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
The condensed consolidated financial statements include the accounts of McJunkin Red Man Holding Corporation and its wholly owned and majority owned subsidiaries (collectively referred to as “the Company” or by such terms as “we,” “our” or “us”). We have eliminated all material intercompany balances and transactions in consolidation.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We believe that our most significant estimates and assumptions are related to uncollectible accounts receivable, realizable value of excess and obsolete inventories, inventory valuation (last-in, first-out), goodwill, other intangible assets, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.
Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and shipping and handling costs associated with outbound freight.
Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross margin may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing activities costs approximated $7.4 million and $7.5 million for the three months ended September 30, 2011 and 2010, and $19.9 million and $20.3 million for the nine months ended September 30, 2011 and 2010.
Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we seek to minimize this risk by monitoring extensions of trade credit. We generally do not require collateral on trade receivables.
We maintain the majority of our cash and cash equivalents with several reputable financial institutions. These financial institutions are located in many different geographical regions. Deposits held with banks may exceed deposit or account insurance limits. We believe the likelihood of loss associated with our cash and cash equivalents is remote.
We have a broad customer base doing business throughout North America, as well as internationally. During the three and nine months ended September 30, 2011 and 2010, we did not have sales to any one customer that exceeded 10% of our gross sales. At September 30, 2011 and December 31, 2010, no individual customer balance exceeded 10% of our gross accounts receivable. Accordingly, no significant concentration of customer credit risk is considered to exist.
Income Taxes: We estimate the tax that will be provided for the fiscal year stated as a percentage of income before taxes. We apply this estimated annual effective tax rate to the year-to-date income before taxes at the end of each quarter to compute the year-to-date tax. The tax effects of significant, unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. This quarterly determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including estimating the annual income before taxes in each tax jurisdiction in which we operate.
Segment Reporting: We have two operating segments, one consisting of our North American operations, including the United States and Canada, and one consisting of our International operations, including Europe, Asia and Australasia. These segments represent our business of providing pipe, valves, fittings and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors, through our distribution operations located throughout the world.
Recent Accounting Pronouncements: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-08), Testing for Goodwill Impairment, an amendment to ASC Topic 350, Intangibles — Goodwill and Other. Under this amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance for public entities is effective during interim or annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that ASU No. 2011-08 will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. The amendments in this update should be applied retrospectively. We do not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.
NOTE 2 — TRANSACTIONS
On June 9, 2011, we acquired Stainless Pipe and Fittings Australia Pty. Ltd. (MRC SPF) MRC SPF, a distributor of stainless steel piping products, operates in seven locations across Australia, Korea, Italy, United Kingdom and the United Arab Emirates. Because we recently consummated the acquisition, we have not yet completed the determination of the fair values of certain tangible and intangible assets acquired or liabilities assumed.
On July 22, 2011, we acquired certain assets and operations of the distribution business of the Valve Systems and Controls (VSC) business unit of Curtiss-Wright Flow Control Corporation. VSC is based in Houston, Texas with a sales office in Baton Rouge, Louisiana. VSC specializes in valve automation for upstream projects and maintenance, repairs and operation in the downstream sector. The impact of this acquisition was not significant to our consolidated financial statements.
NOTE 3 — INVENTORIES
The composition of our inventory is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods inventory at average cost:
Energy carbon steel tubular products	$491,499	$396,611
Valves, fittings, flanges and all other products	533,833	481,137

	1,025,332	877,748
Less: Excess of average cost over LIFO cost (LIFO reserve)	(147,419)	(101,419)
Other inventory reserves	(15,743)	(10,962)

	$862,170	$765,367

We utilize the last in, first out (LIFO) inventory costing methodology. An actual valuation of inventory under the LIFO method can be made only at the end of each year, based on the inventory levels and the costs at that time. Accordingly, interim LIFO calculations are based upon management’s estimates of expected year-end inventory levels and costs subject to the final year-end inventory valuation. For the three and nine months ended September 30, 2011 and 2010, expected liquidations of projected year-end inventory resulted in a liquidation of a LIFO inventory layer that was carried at a cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). During the three months ended September 30, 2011 and 2010, changes to estimates of year-end inventory balances increased cost of sales by approximately $6.2 million and $3.2 million. The effect of this LIFO decrement decreased cost of sales by approximately $0.7 million for the nine months ended September 30, 2011 and increased cost of sales by $2.8 million during the nine months ended September 30, 2010.
NOTE 4 — LONG-TERM DEBT
The significant components of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount	$1,030,716	$1,027,938
North American asset based revolving credit facility	416,583	—
Asset based revolving credit facility	—	286,398
Midfield revolving credit facility	—	1,297
Midfield term loan facility	—	14,415
MRC Transmark revolving credit facility	50,851	23,214
MRC Transmark factoring facility	7,027	6,979
Other	414	—

	1,505,591	1,360,241
Less current portion	—	—

	$1,505,591	$1,360,241

At September 30, 2011, availability under our revolving credit facilities was as follows (in thousands):

		Eligible
		Collateral (up
	Commitment	to Commitment	Amount	Letters of
	Amount	Amount)	Outstanding	Credit	Availability
North American asset based revolving credit facility	$1,045,260	$938,933	$416,583	$5,354	$516,996
MRC Transmark revolving credit facility	92,466	92,466	50,851	16,228	25,387

	$1,137,726	$1,031,399	$467,434	$21,582	$542,383

Cash on hand:					41,447

Liquidity at September 30, 2011:					$583,830

We were in compliance with the covenants contained in the indenture governing our senior secured notes and each of our credit facilities as of and for the three and nine months ended September 30, 2011.
In September 2011, we repaid and terminated the credit facility assumed in conjunction with the acquisition of MRC SPF utilizing proceeds of approximately $22 million from our North American ABL credit facility.

Interest on Borrowings: Our weighted-average effective interest rates on borrowings outstanding at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount	9.88%	9.88%
North American asset based revolving credit facility	2.53%	—
Asset-based revolving credit facility	—	3.34%
Midfield revolving credit facility	—	5.00%
Midfield term loan facility	—	5.86%
MRC Transmark revolving credit facility	5.79%	2.61%
MRC Transmark factoring facility	1.98%	1.46%

	7.67%	8.29%

Interest Rate Swaps and Forward Foreign Exchange Contracts: We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.
Effective March 31, 2009, we entered into a freestanding $500 million interest rate swap to pay interest at a fixed rate of approximately 1.77% and receive 1-month LIBOR variable interest rate payments monthly through March 31, 2012. We have several additional interest rate swap derivatives, with notional amounts approximating $19 million in the aggregate. All of our derivative instruments are freestanding and, accordingly, we record changes in their fair market value in earnings.
We have not designated any derivatives as hedging instruments at September 30, 2011 or December 31, 2010. The table below provides data about the fair value of our derivative instruments that are recorded in our condensed consolidated balance sheets (in thousands):

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts (1)	$1	$—	$—	$209
Interest rate contracts (1)	—	3,956	—	8,975

(1)	Included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheets. The total notional amount of our interest rate swaps was approximately $519 million at September 30, 2011 and December 31, 2010. The total notional amount of our forward foreign exchange contracts was approximately $48 million and $8 million at September 30, 2011 and December 31, 2010.
The table below provides data about the amount of gains and (losses) recognized in our condensed consolidated statements of operations on our derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(255)	$(44)	$223	$857
Interest rate contracts	2,023	(1,005)	5,037	(7,527)

NOTE 5 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Currency translation adjustments	$(21,152)	$(18,703)
Pension-related adjustments	(1,153)	(1,153)

Accumulated other comprehensive loss	$(22,305)	$(19,856)

Earnings per Share
Earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Net income (loss)	$21,873	$(10,457)	$25,423	$(38,280)

Average basic shares outstanding	168,836	168,766	168,833	168,762
Effect of dilutive securities	478	—	406	—

Average diluted shares outstanding	169,314	168,766	169,239	168,762

Net income (loss) per share:
Basic	$0.13	$(0.07)	$0.15	$(0.23)
Diluted	$0.13	$(0.07)	$0.15	$(0.23)
Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2011 and September 30, 2010, our anti-dilutive stock options totaled approximately 3.1 million and 4.0 million. For the three and nine months ended September 30, 2010, our shares of anti-dilutive restricted stock totaled approximately 0.2 million.
NOTE 6 — EMPLOYEE BENEFIT PLANS
Restricted Stock and Stock Option Plans
Under the terms of our 2007 Stock Option Plan, we may not grant options at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. Vesting generally occurs in one-third increments on the third, fourth and fifth anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. We use a Black-Scholes option-pricing model to estimate the fair value of the stock options.

A summary of the status of stock option grants under our stock option plan for the nine months ended September 30, 2011 and September 30, 2010 is as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
			(years)	(thousands)
Outstanding at December 31, 2009	3,976,887	$9.66
Granted	166,829	11.09
Exercised	—	—
Forfeited	(159,091)	4.81
Expired	(6,355)	4.81

Outstanding at September 30, 2010	3,978,270	$9.88	7.9	$7,983

Outstanding at December 31, 2010	3,937,122	$9.95
Granted	4,176,302	8.23
Exercised	(635)	4.81
Forfeited	(3,925,865)	9.87
Expired	(18,005)	4.81

Outstanding at September 30, 2011	4,168,919	$8.32	7.2	$2,869

Additional information regarding stock options outstanding at September 30, 2011 is provided in the following table:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(thousands)
At September 30, 2011:
Options exercisable	1,408,963	$7.60	6.5	$1,308
Options outstanding and vested	1,408,963	$7.60	6.5	$1,308
Options outstanding, vested and expected to vest	4,008,301	$8.30	7.2	$2,769
In August 2011, we modified the exercise price of approximately 1.8 million stock option grants from $12.48 to $7.51. The effect of the modifications were evaluated and accounted for in accordance with Generally Accepted Accounting Principles, ASC 718 Compensation — Stock Compensation, which resulted in additional compensation expense of $2.5 million incurred in the third quarter and an incremental $2.4 million of compensation expense which will be recognized over the remaining vesting period of the modified options. The exercise price of these stock options, along with 0.2 million additional stock options, were subsequently modified from $7.51 to $9.05 with no impact on compensation expense.
Under the terms of our 2007 Restricted Stock Plan, we may grant shares of restricted stock at the discretion of our Board of Directors and vesting generally has occurred in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in each employee’s restricted stock agreement, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

The following table summarizes restricted stock activity under the restricted stock plan during the nine months ended September 30, 2011 and September 30, 2010:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 31, 2009	227,885	$5.57
Vested	(30,191)	4.71
Forfeited	(18,898)	4.71

Outstanding at September 30, 2010	178,796	$5.81

Outstanding at December 31, 2010	155,465	$5.97
Granted	180,000	7.51
Vested	(28,584)	4.71
Forfeited	(4,765)	4.71

Outstanding at September 30, 2011	302,116	$7.02

Restricted Common Units: Certain of our key employees received restricted common units of our parent company, PVF Holdings LLC, that vested over a three to five year requisite service period. At September 30, 2011, all of the restricted common units were either vested or forfeited. Prior to full vesting or forfeiture, the expense was being recognized on a straight-line basis over the vesting period.
Profits Units: Certain of our key employees received profits units in PVF Holdings LLC that vest over a five-year requisite service period. The holders of these units are entitled to their pro rata share of any distributions that PVF Holdings LLC makes once common unit holders have received a return of all capital contributed to PVF Holdings LLC (for purposes of the limited liability company agreement of PVF Holdings LLC). Expense is recognized on a straight-line basis over the vesting period.
Recognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Equity-based compensation expense:
Stock options	$3,366	$206	$5,071	$1,742
Restricted stock	107	56	277	203
Restricted common units	(1)	—	(1)	(337)
Profits units	350	(60)	917	760

Total equity-based compensation expense	$3,822	$202	$6,264	$2,368

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	September 30,	September 30,
	2011	2010
Unrecognized equity-based compensation expense:
Stock options	$10,360	$7,735
Restricted stock	1,664	691
Profits units	811	2,560

Total unrecognized equity-based compensation expense	$12,835	$10,986

NOTE 7 — SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION
We operate as two business segments, North America and International. Our North American segment consists of our operations in the United States and Canada. Our International segment consists of our operations outside of North America, principally Europe, Asia and Australasia. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors, through our distribution operations located throughout the world.
The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Sales:
North America	$1,261.9	$971.8	$3,287.4	$2,613.9
International	104.3	53.7	238.7	196.7

Consolidated	$1,366.2	$1,025.5	$3,526.1	$2,810.6

Depreciation and amortization:
North America	$3.8	$3.8	$10.8	$10.9
International	0.9	0.3	2.0	1.3

Consolidated	$4.7	$4.1	$12.8	$12.2

Amortization of intangibles:
North America	$11.1	$11.0	$33.4	$33.1
International	1.6	2.6	4.4	7.9

Consolidated	$12.7	$13.6	$37.8	$41.0

Operating income:
North America	$63.0	$22.6	$135.6	$37.2
International	3.4	(1.7)	9.1	11.2

Consolidated	66.4	20.9	144.7	48.4

Interest expense	(34.3)	(35.0)	(102.4)	(104.7)
Other income (expense)	0.9	(0.4)	(4.0)	(4.0)

Income (loss) before income taxes	$33.0	$(14.5)	$38.3	$(60.3)

	September 30,	December 31,
	2011	2010
Goodwill:
North America	$512.0	$509.5
International	53.9	39.9

Consolidated goodwill	$565.9	$549.4

Total assets:
North America	$2,958.3	$2,748.7
International	309.1	242.5

Consolidated total assets	$3,267.4	$2,991.2

The percentages of our sales and assets relating to certain geographic areas are listed below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Sales:
United States	80%	84%	80%	81%
Canada	12%	11%	13%	12%
International	8%	5%	7%	7%

	100%	100%	100%	100%

	September 30,	December 31,
	2011	2010
Fixed Assets:
United States	61%	63%
Canada	25%	28%
International	14%	9%

	100%	100%

The percentages of our net sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2011	2010	2011	2010
Carbon Steel Fittings & Flanges and Stainless Steel & Alloy Pipe and Fittings	26%	24%	25%	24%
Valves and Specialty Products	23%	24%	24%	26%
Line Pipe	22%	19%	21%	17%
Oil Country Tubular Goods (OCTG)	17%	20%	17%	19%
Other	12%	13%	13%	14%

	100%	100%	100%	100%

NOTE 8 — FAIR VALUE MEASUREMENTS
We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.
Derivatives: We report derivatives at fair value utilizing Level 2 inputs. We obtain dealer quotations to value our interest rate swap agreements. These quotations rely on observable market inputs such as yield curves and other market based factors.
Forward Foreign Exchange Contracts: Forward foreign exchange contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and the basis for that measurement (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets:
Forward foreign exchange contracts	$1	—	$1	—
Liabilities:
Interest rate swap agreements	3,956	—	3,956	—

December 31, 2010
Assets:	—	—	—	—

Liabilities:
Forward foreign exchange contracts	209	—	209	—
Interest rate swap agreements	8,975	—	8,975	—
The following table presents the carrying value and estimated fair value of our financial instruments that are carried at adjusted historical cost (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash	$41,477	$41,477	$56,202	$56,202
Accounts receivable, net	840,467	840,467	596,404	596,404

Trade accounts payable	524,554	524,554	426,632	426,632
Accrued expenses and other liabilities	135,334	135,334	102,807	102,807
Long-term debt	1,505,591	1,416,341	1,360,241	1,292,826
The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other liabilities, approximate fair value because of the short maturity of these financial instruments.
We estimated the fair value of the senior secured notes using dealer quotations as of September 30, 2011 and December 31, 2010.
The carrying value of our North American asset based revolving credit facility approximates fair value as a result of our having just entered into the facility on June 14, 2011. The carrying values of the remaining portions of our long-term debt approximate their fair values.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business.
Individuals seeking damages for injuries that certain products containing asbestos allegedly caused have named us as a defendant along with a large number of other companies. As of September 30, 2011, we are a defendant in lawsuits involving approximately 989 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by one or more of a single individual, his or her spouse or his or her family members. The complaints typically name many other defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products that we distributed. Through September 30, 2011, lawsuits involving over 11,817 claims have been brought against us with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us through September 30, 2011, approximately $1.6 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries.
On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain non-core assets contained in the December 2006 merger agreement and seeking damages and equitable relief. We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. We believe that this action, and the related claim of other shareholders, is without merit and we intend to vigorously defend ourselves against the allegations. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. We submitted our response to the remaining claims in March 2011. Fact discovery in the litigation ended on September 9, 2011. On September 12, 2011, the plaintiffs in the action filed an expert report estimating plaintiffs’ damages with respect to the certain shares of stock, if proven, to be between approximately $1.5 and $2 million. Plaintiffs are also seeking an undisclosed amount of damages with respect to the parcel of real property, and additional damages of $2.1 million that they allege was improperly withheld by the Company to cover defense costs associated with this lawsuit. The Company moved for summary judgment to dismiss the remaining claims, and the plaintiffs moved for summary judgment to uphold their claims, in each case, on October 21, 2011.
In the summer of 2010, our customer NiSource, Inc. notified McJunkin Red Man Corporation that certain polyethylene pipe manufactured by PolyPipe, Inc. may be defective. PolyPipe, Inc. filed a petition in the District Court in Cooke County, Texas against McJunkin Red Man Corporation and NiSource, Inc. seeking, among other things, a declaratory judgment that PolyPipe, Inc. is not responsible for certain costs relating to the defendants’ alleged failure to track and record the installation locations of the pipe and certain expenditures implementing the potential remediation plan. PolyPipe, Inc. subsequently filed a notice of non-suit without prejudice, requesting that the Court dismiss PolyPipe’s claims without prejudice to their re-filing the same claims. Because this matter is in the early stages, we are unable to determine the amount of liability, if any, that may result from the ultimate resolution of this matter.
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
The following condensed consolidated financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors and (5) eliminations to arrive at the information for McJunkin Red Man Holding Corporation on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.
Condensed Consolidated Balance Sheets (in millions)

	September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash	$0.2	$10.3	$—	$30.9	$—	$41.4
Accounts receivable, net	0.7	622.9	0.1	216.8	—	840.5
Inventory, net	—	668.7	—	193.5	—	862.2
Income taxes receivable	0.3	10.1	3.5	2.3	(0.6)	15.6
Other current assets	—	2.7	2.1	6.5	—	11.3

Total current assets	1.2	1,314.7	5.7	450.0	(0.6)	1,771.0

Investment in subsidiaries	716.4	369.4	—	—	(1,085.8)	—
Intercompany receivable	7.5	260.8	304.9	—	(573.2)	—
Other assets	—	33.9	0.1	6.8	—	40.8
Fixed assets, net	—	44.8	19.8	41.5	—	106.1
Goodwill	—	512.0	—	53.9	—	565.9
Other intangible assets, net	—	717.3	—	66.3	—	783.6

	$725.1	$3,252.9	$330.5	$618.5	$(1,659.6)	$3,267.4

Trade accounts payable	$—	$388.3	$0.8	$135.5	$—	$524.6
Accrued expenses	0.1	89.0	11.1	35.1	—	135.3
Income taxes payable	—	—	—	0.6	(0.6)	—
Deferred revenue	—	2.2	—	1.9	—	4.1
Deferred income taxes	—	71.1	—	—	—	71.1

Total current liabilities	0.1	550.6	11.9	173.1	(0.6)	735.1

Long-term debt, net	—	1,423.8	—	81.8	—	1,505.6
Intercompany payable	—	276.7	—	296.5	(573.2)	—
Other liabilities	6.0	285.4	1.0	15.3	—	307.7

Shareholders’ equity	719.0	716.4	317.6	51.8	(1,085.8)	719.0

	$725.1	$3,252.9	$330.5	$618.5	$(1,659.6)	$3,267.4

	December 31, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash	$1.1	$4.4	$—	$50.7	$—	$56.2
Accounts receivable, net	0.7	447.1	—	148.6	—	596.4
Inventory, net	—	625.4	—	140.0	—	765.4
Income taxes receivable	1.0	89.8	—	1.9	(60.1)	32.6
Other current assets	—	2.7	2.1	5.4	—	10.2

Total current assets	2.8	1,169.4	2.1	346.6	(60.1)	1,460.8

Investment in subsidiaries	686.6	478.3	—	—	(1,164.9)	—
Intercompany receivable	6.5	—	480.2	—	(486.7)	—
Other assets	—	138.0	0.1	9.7	(88.7)	59.1
Fixed assets, net	—	46.3	19.9	38.5	—	104.7
Goodwill	—	509.5	—	39.9	—	549.4
Other intangible assets, net	—	747.3	—	69.9	—	817.2

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Trade accounts payable	$—	$306.5	$1.1	$119.0	$—	$426.6
Accrued expenses	0.1	67.2	11.1	24.4	—	102.8
Income taxes payable	—	—	60.1	—	(60.1)	—
Deferred revenue	—	17.4	—	0.7	—	18.1
Deferred income taxes	—	73.2	(0.6)	(2.0)	—	70.6

Total current liabilities	0.1	464.3	71.7	142.1	(60.1)	618.1

Long-term debt, net	—	1,314.3	—	134.6	(88.7)	1,360.2
Intercompany payable	—	327.6	—	159.1	(486.7)	—
Other liabilities	6.1	296.0	3.4	17.7	—	323.2

Shareholders’ equity	689.7	686.6	427.2	51.1	(1,164.9)	689.7

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Condensed Consolidated Statements of Operations (in millions)

	Three Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$1,094.5	$—	$271.7	$—	$1,366.2
Cost of sales	—	946.1	1.1	217.9	—	1,165.1

Gross margin	—	148.4	(1.1)	53.8	—	201.1

Operating expenses	0.3	67.0	23.5	43.9	—	134.7

Operating (loss) income	(0.3)	81.4	(24.6)	9.9	—	66.4

Other (expense) income	—	4.2	(28.5)	(9.1)	—	(33.4)

(Loss) income before taxes	(0.3)	85.6	(53.1)	0.8	—	33.0

Equity in earnings of subsidiary	22.0	(34.8)	—	—	12.8	—
Income tax (benefit)	(0.2)	28.8	(17.8)	0.3	—	11.1

Net income (loss)	$21.9	$22.0	$(35.3)	$0.5	$12.8	$21.9

	Three Months Ended September 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$864.2	$—	$161.3	$—	$1,025.5
Cost of sales	—	757.0	1.0	130.7	—	888.7

Gross margin	—	107.2	(1.0)	30.6	—	136.8

Operating expenses	0.4	64.4	21.0	30.1	—	115.9

Operating (loss) income	(0.4)	42.8	(22.0)	0.5	—	20.9

Other (expense) income	—	(100.7)	72.6	(7.3)	—	(35.4)

(Loss) income before taxes	(0.4)	(57.9)	50.6	(6.8)	—	(14.5)
Equity in earnings of subsidiary	(10.3)	36.1	—	—	(25.8)	—
Income tax (benefit)	(0.2)	(11.5)	9.9	(2.2)	—	(4.0)

Net income (loss)	$(10.5)	$(10.3)	$40.7	$(4.6)	$(25.8)	$(10.5)

	Nine Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$2,809.9	$—	$716.2	$—	$3,526.1
Cost of sales	—	2,430.1	3.0	572.2	—	3,005.3

Gross margin	—	379.8	(3.0)	144.0	—	520.8

Operating expenses	0.8	194.4	62.8	118.1	—	376.1

Operating (loss) income	(0.8)	185.4	(65.8)	25.9	—	144.7

Other (expense) income	—	(159.5)	75.9	(22.8)	—	(106.4)

(Loss) income before taxes	(0.8)	25.9	10.1	3.1	—	38.3
Equity in earnings of subsidiary	25.9	8.8	—	—	(34.7)	—
Income tax (benefit)	(0.3)	8.8	3.4	1.0	—	12.9

Net income (loss)	$25.4	$25.9	$6.7	$2.1	$(34.7)	$25.4

	Nine Months Ended September 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Sales	$—	$2,288.5	$—	$522.1	$—	$2,810.6
Cost of sales	—	2,004.7	2.7	419.6	—	2,427.0

Gross margin	—	283.8	(2.7)	102.5	—	383.6

Operating expenses	1.2	183.7	59.2	91.2	—	335.3

Operating (loss) income	(1.2)	100.1	(61.9)	11.3	—	48.3

Other (expense) income	—	(517.0)	430.4	(22.0)	—	(108.6)

(Loss) income before taxes	(1.2)	(416.9)	368.5	(10.7)	—	(60.3)
Equity in earnings of subsidiary	(37.5)	227.4	—	—	(189.9)	—
Income tax (benefit)	(0.4)	(152.0)	134.3	(3.9)	—	(22.0)

Net income (loss)	$(38.3)	$(37.5)	$234.2	$(6.8)	$(189.9)	$(38.3)

Condensed Consolidated Statements of Cash Flows (in millions)

	Nine Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in):
Operating activities	$(0.8)	$(91.3)	$5.8	$(8.6)	$—	$(94.9)
Investing activities	(0.1)	3.7	(5.8)	(35.9)	—	(38.1)
Financing activities	—	90.2	—	25.8	—	116.0

Effect of exchange rate on cash	—	3.2	—	(1.0)	—	2.2

Increase (decrease) in cash	(0.9)	5.8	—	(19.7)	—	(14.8)

Cash — beginning of period	1.1	4.4	—	50.7	—	56.2

Cash — end of period	$0.2	$10.2	$—	$31.0	$—	$41.4

	Nine Months Ended September 30, 2010
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in):
Operating activities	$7.5	$(31.2)	$6.5	$45.2	$—	$28.0
Investing activities	(0.1)	(10.3)	(6.5)	(1.0)	—	(17.9)
Financing activities	(7.7)	55.6	—	(60.0)	—	(12.1)

Effect of exchange rate on cash	—	(4.0)	—	4.3	—	0.3

Increase (decrease) in cash	(0.3)	10.1	—	(11.5)	—	(1.7)

Cash — beginning of period	0.5	5.1	—	50.6	—	56.2

Cash — end of period	$0.2	$15.2	$—	$39.1	$—	$54.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have provided the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. You should read this discussion in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, our audited financial statements and other disclosures contained in our registration statement on Form S-4 related to our senior secured notes due 2016 and filed with the SEC on July 11, 2011.
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act, as amended, concerning, among other things, our outlook, financial projections and business strategies, all of which are subject to risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “project,” “should” and similar terms. These statements are based on certain assumptions and analyses that we believe are appropriate under the circumstances. These statements are subject to various risk factors that are discussed under the section “Risk Factors” in our registration statement on Form S-4 related to our senior secured notes due 2016 and filed with the SEC on July 11, 2011, many of which are beyond our control.
These risks and uncertainties include, among other things:
•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industries we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers, which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ credit;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related to adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	Changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate; and

•	adverse changes in political or economic conditions in the countries in which we operate.
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
Overview
We are the largest global industrial distributor of pipes valves and fittings (PVF) and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 400 service locations. Our North American segment includes over 180 branches, six distribution centers in the U.S., one distribution center in Canada, 11 valve automation service centers and over 170 pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 40 branch locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, Singapore and Australia and 10 automation service centers in Europe and Asia. We offer a wide array of PVF and oilfield supplies, encompassing a complete line of products, from our global network of suppliers to our more than 12,000 active customers. We are diversified by geography, the industries we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our top 25 customers.
We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Although these trends were offset in 2009 and 2010 due to adverse economic conditions, we believe that longer-term growth in PVF and industrial supply spending within the energy industry is likely to continue. Several factors have driven the long-term growth in spending, including underinvestment in energy infrastructure, production and capacity constraints and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately two-thirds of our sales are attributable to multi-year maintenance, repair and operations (MRO) arrangements where we have demonstrated an average annual retention rate of over 95% since 2000. We consider MRO arrangements to be normal, generally repetitive business that primarily addresses the recurring maintenance, repair or operational work to existing energy infrastructure. Project activities, including facility expansions or new construction projects, are more commonly associated with a customer’s capital expenditures budget and can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts, and as pricing continues to rebound, we believe that we have the ability to pass price increases on to the marketplace.

Key Drivers of Our Business
Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating, capital and other expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (E&P) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. Though oil and natural gas prices are currently below the record levels set in 2008, oil prices remain high relative to historic levels, and natural gas prices, while relatively flat compared to 2009, are at levels we believe will continue to drive capital and other expenditures by our customers. The outlook for future oil, natural gas, refined products, petrochemical and other industrial spending for PVF is influenced by numerous factors, including the following:
•	Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make capital and other expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including rig counts, drilling and completion spending, additions and maintenance to pipeline mileage, refinery utilization and petrochemical and other industrial processing activity.

•	Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel tubular products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

•	Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy and industrials sectors and other factors. Changes in the general economy or in the energy and industrials sectors (domestically or internationally) can cause demand for the products we distribute to materially change.

•	Customer, Manufacturer and Distributor Inventory Levels of PVF and Related Products. Customer, manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increases in our customers’ inventory levels can have an adverse effect on the demand for the products we distribute when customers draw from their inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industries we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased customer and manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.
Recent Trends and Outlook
During the first nine months of 2011, oil prices remained strong with an average price of over $95 per barrel (West Texas Intermediate, WTI), or approximately 23% above the average for the first nine months of 2010. Natural gas prices have remained relatively flat at an average price during this period of just over $4/Mcf (Henry Hub). Behind the strength of oil prices, in particular, North American drilling activity has increased 22% in the first nine months of 2011 relative to the same period for 2010. We continue to see a shift in rig counts from natural gas to oil, with oil drilling now representing over 55% of the total North American rig count.
Activity levels in the upstream sector remain strong. In the U.S., the average total rig count was up 19.6% in the third quarter of 2011 as compared to the third quarter of 2010. Continued development within the Marcellus, Eagle Ford and Bakken shale regions primarily drove this increase in rig count. In the third quarter of 2011, we shipped approximately 188,000 tons of energy carbon steel tubular products in the U.S., 21% more tons than in the third quarter of 2010 and 11% more tons than in the second quarter of 2011. In Canada, the average total rig count was up 22% in the third quarter of 2011 as compared to the same period in 2010. There, we have experienced an increase in MRO, particularly in the heavy oil and tar sands regions, which has mitigated the downturn experienced in shallow gas drilling elsewhere in Canada.

The midstream sector, which includes gathering, transmission pipeline and natural gas utilities, is currently our fastest growing sector. We saw revenue growth of 36% in the third quarter of 2011 compared to the third quarter of 2010. New wells coming on line and the continued need for infrastructure within the shale basins has driven this growth. As a result of the shift in E&P activity from natural gas to oil, we have experienced a shift in activity from the natural gas regions of the Barnett, Haynesville, Woodford, and Fayetteville shales to the Bakken, Marcellus, Eagle Ford, Niobrara and Permian shales, which are heavier producing regions for oil and natural gas liquids. Revenue from our gathering and transmission customers increased approximately 43% in the third quarter and 47% in the first nine months of 2011 as compared to the same periods in 2010, while revenue from our natural gas utilities customers increased approximately 36% in the third quarter and 24% in the first nine months of 2011 compared to the same periods in 2010, due to the increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure.
Our downstream and other industrials sector performance has improved in the first nine months of 2011 as compared to the same period in 2010. However, downstream market participants still appear to be very cautious with respect to major capital spending in refining because of international refining capacity additions, high crude oil prices and relatively low margins. We see 2012 and 2013 being years of increased turnaround activity by several of our major customers in our U.S. refining end market. Our chemical and general industrials sector increased approximately 10% in the first nine months of 2011 compared to the first nine months of 2010, due to improved maintenance and small capital projects activity. Internationally, where our business is heavily weighted toward the downstream sector, we have seen an improvement of 21% in revenues for the first nine months of 2011 as compared to the first nine months in 2010, due to a modest recovery in capital and operating expenditures in Europe during the last half of 2011 after bottoming out in the third quarter of 2010.
We determine backlog by the amount of unshipped third-party customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that we will earn a profit on the backlog of orders. Our backlog at September 30, 2011 was $928 million, including $806 million in our North American segment and $122 million in our International segment. In total, this backlog represents year over year growth of 42%, which we believe is a relatively good general indicator of overall activity for MRC.
From a supply perspective, pricing for the PVF products we sell was generally stable to slightly up during the first nine months of 2011. We saw strong demand in upstream drilling and completion as well as the midstream infrastructure sectors, especially those in the active shale plays. The rig count in North America has continued to grow, thus keeping the demand for oil country tubular goods (OCTG) at a high level. Commodity pricing for component raw materials was less volatile than earlier periods, albeit at price levels considered to be at the higher end of the spectrum. U.S. raw steel production held reasonably steady throughout the quarter at a capacity utilization rate of approximately 75%. The Department of Labor’s Bureau of Labor Statistics (BLS) indices, and in particular the BLS’s Steel Pipe and Tube index, that we use to measure our LIFO-based GAAP cost of sales continue to experience significant inflationary increases.

The following table shows key industry indicators for the three months ended September 30, 2011, September 30, 2010 and June 30, 2011:

	Three Months Ended
	September 30,	September 30,			June 30,
	2011	2010	Change	%	2011	Change	%
Average Total
Rig Count (1):
United States	1,944	1,626	318	19.6%	1,826	118	6.5%
Canada	441	361	80	22.2%	188	253	134.6%

North America	2,385	1,987	398	20.0%	2,014	371	18.4%
International	1,169	1,110	59	5.3%	1,146	23	2.0%

Total	3,554	3,097	457	14.8%	3,160	394	12.5%

Average Natural Gas
Rig Count (1):
United States	894	977	(83)	(8.5%)	880	14	1.6%
Canada	137	142	(5)	(3.5%)	76	61	80.3%

North America	1,031	1,119	(88)	(7.9%)	956	75	7.8%

Average Oil
Rig Count (1):
United States	1,043	635	408	64.3%	943	100	10.6%
Canada	304	219	85	38.8%	112	192	171.4%

North America	1,347	854	493	57.7%	1,055	292	27.7%

Average
Commodity Prices(2):
Natural gas ($/Mcf)	$4.10	$4.12			$4.10
WTI crude (per barrel)	$89.87	$76.06			$102.02
Brent crude (per barrel)	$113.34	$76.82			$117.01
3:2:1 Crack Spread (3)	$33.33	$8.61			$27.10
Average Monthly Well Permits (4)	6,500	5,454			6,044

(1)	Source — Baker Hughes (www.bakerhughes.com)

(2)	Source — Department of Energy, Energy Information Administration (www.eia.doe.gov)

(3)	Source — Commodity Systems, Inc.

(4)	Source — Rig Data
The following table shows key industry indicators for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended
	September 30,	September 30,
	2011	2010	Change	%
Average Total
Rig Count (1):
United States	1,830	1,498	332	22.2%
Canada	405	332	73	22.0%

North America	2,235	1,830	405	22.1%
International	1,160	1,087	73	6.7%

Total	3,395	2,917	478	16.4%

Average Natural Gas
Rig Count (1):
United States	891	941	(50)	(5.3%)
Canada	132	141	(9)	(6.4%)

North America	1,023	1,082	(59)	(5.5%)

Average Oil
Rig Count (1):
United States	936	545	391	71.7%
Canada	270	186	84	45.2%

North America	1,206	731	(475)	65.0%

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Average
Commodity Prices(2):
Natural gas ($/Mcf)	$4.09	$4.33
WTI crude (per barrel)	$95.22	$77.54
Brent crude (per barrel)	$111.89	$77.25
3:2:1 Crack Spread (3)	$26.75	$9.89
Average Monthly Well Permits (4)	5,853	5,444

(1)	Source — Baker Hughes (www.bakerhughes.com)

(2)	Source — Department of Energy, Energy Information Administration (www.eia.doe.gov)

(3)	Source — Commodity Systems, Inc.

(4)	Source — Rig Data
Consolidated Results of Operations
The breakdown of our sales by sector for the three months ended September 30, 2011, September 30, 2010 and June 30, 2011 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2011	2010	2011	2011	2010
Upstream	45%	45%	46%	46%	45%
Midstream	27%	27%	27%	26%	24%
Downstream and other industrials	28%	28%	27%	28%	31%

	100%	100%	100%	100%	100%

As a percentage of sales, our upstream activity was 45% of our sales during the third quarter of 2011 and 46% of sales for the nine months ended September 30, 2011. Though consistent from period to period, this reflects revenue growth of approximately 46% in our North America upstream MRO sales from the third quarter of 2010 to the third quarter of 2011. OCTG experienced more modest growth as we continued to focus on improved profitability rather than sales volume, and rebalancing our inventory as we strategically focus on key customer accounts.
Our midstream activity, including pipelines, well tie-ins, and natural gas utilities, remained at approximately 27% of sales during the third quarter of 2011 and increased to 26% from 24% for the nine months ended September 30, 2011 and 2010, respectively. Gathering and transmission pipeline sales, which represent about two-thirds of this sector, increased over 40% in the third quarter of 2011 as compared to the third quarter of 2010. This growth is attributable to increased activity in the major shale plays. Our natural gas utilities business increased approximately 36% for those same periods benefited in part by pipeline integrity initiatives.
As a percentage of sales, our downstream and other industrials sales remained at 28% quarter over quarter but declined to 28% for the nine months ended September 30, 2011 from 31% for the nine months ended September 30, 2010. This decline relative to earlier periods was largely attributable to the significant, faster-paced growth experienced in the other sectors. On a revenue basis, our downstream sector grew by approximately 27% when comparing the third quarter of 2011 to the same period in 2010. In North America, refining revenues were flat in the third quarter of 2011 because limited major capital projects were in progress. Our sales to the chemicals and the general industrials sectors remained strong during the third quarter of 2011, increasing 3% year over year due to improved demand for end products and relatively low natural gas prices. We see significant future opportunity in this area, including various ethane cracking (ethylene) projects, which in turn, are being driven by the significant increase in shale gas availability. Within our International segment, downstream sales improved by approximately 17% as the refining sector continued to improve from the soft conditions experienced in Europe in 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,	September 30,
	2011	2010	$ Change	% Change
Sales:
North America	$1,261.9	$971.8	$290.1	29.9%
International	104.3	53.7	50.6	94.2%

Consolidated	$1,366.2	$1,025.5	$340.7	33.2%

Gross margin:
North America	$172.9	$122.7	$50.2	40.9%
International	28.2	14.1	14.1	100.0%

Consolidated	201.1	136.8	64.3	47.0%

Selling, general and administrative expenses:
North America	110.0	100.0	10.0	10.0%
International	24.7	15.8	8.9	56.3%

Consolidated	134.7	115.8	18.9	16.3%

Operating income:
North America	63.0	22.6	40.4	178.8%
International	3.4	(1.7)	5.1	(300.0%)

Consolidated	66.4	20.9	45.5	217.7%

Interest expense	(34.3)	(35.0)	0.7	(2.0%)
Write off of debt issuance cost	—	—	—	—
Other income (expense), net	0.9	(0.4)	1.3	(325.0%)
Income tax (expense) benefit	(11.1)	4.0	(15.1)	(377.5%)

Net income (loss)	$21.9	$(10.5)	$32.4	308.6%

Adjusted Gross Margin	$236.8	$174.3	$62.5	35.9%

Adjusted EBITDA	$109.6	$63.9	$45.7	71.5%

Sales. Sales include the revenue we recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,366.2 million for the three months ended September 30, 2011 as compared to $1,025.5 million for the three months ended September 30, 2010.
North American Segment — Sales increased in the North American segment by $290.1 million from $971.8 million for the three months ended September 30, 2010 to $1,261.9 million for the three months ended September 30, 2011. This increase was primarily due to an increase in volumes resulting from the increase in activity in the major shale regions as supported by an increase of 20% in the average North American rig count for the same time period.
International Segment — Sales increased in our International segment by $50.6 million from $53.7 million for the three months ended September 30, 2010 to $104.3 million for the three months ended September 30, 2011. Over half of the increase was attributable to the acquisition of MRC SPF in June 2011 while the remainder is primarily due to the improvement in the downstream sector in Europe.

Gross Margin. Our gross margin was $201.1 million (14.7% of sales) for the three months ended September 30, 2011 as compared to $136.8 million (13.3% of sales) for the three months ended September 30, 2010. The 1.4% improvement in gross margin percentage reflected the growth in sales, relative to certain costs such as depreciation and amortization, amortization of intangibles, and the impact of our LIFO inventory costing methodology, which were not directly related to activity levels and which remained relatively static from period to period. Excluding the impact of these items, gross margin percentage was up 0.4% driven by our North American segment.
North American Segment — Gross margin for our North American segment increased 41% from $122.7 million (12.6% of sales) for the three months ended September 30, 2010 to $172.9 million (13.7% of sales) for the three months ended September 30, 2011. The increase was primarily due to the increase in sales volume year over year.
International Segment — Gross margin for our International segment increased 100% from $14.1 million for the three months ended September 30, 2010 (26.3% of sales) to $28.2 million (27.0% of sales) for the three months ended September 30, 2011. This increase was due to the growth in sales including the impact of MRC SPF noted above.
Adjusted Gross Margin increased $62.5 million from $174.3 million (16.9% of sales) for the three months ended September 30, 2010 to $236.8 million (17.3% of sales) for the three months ended September 30, 2011. The increase in the adjusted gross margin percentage was attributed to improvement in the pricing of our products in the marketplace and the continued mix shift to more profitable products and away from less profitable products such as OCTG.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance without regard to items such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize a LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Margin as a key performance indicator in managing our business. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2011	of Revenue	2010	of Revenue
Gross margin, as reported	$201.1	14.7%	$136.8	13.3%
Depreciation and amortization	4.7	0.3%	4.1	0.4%
Amortization of intangibles	12.7	0.9%	13.6	1.3%
Increase in LIFO reserve	18.3	1.3%	19.8	1.9%

Adjusted Gross Margin	$236.8	17.3%	$174.3	16.9%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $134.7 million (9.9% of sales) for the three months ended September 30, 2011 as compared to $115.8 million (11.3% of sales) for the three months ended September 30, 2010. The $18.9 million increase in selling, general and administrative expenses was primarily due to additional personnel costs, such as overtime and incentives, directly related to the overall increase in business activity levels as compared to the third quarter of 2010. In addition to personnel costs, this increase also reflected the impact of the acquisition of MRC SPF, which equated to approximately $5.6 million, as well as a $2.5 million non-cash charge associated with the third quarter 2011 modification of stock options issued to certain employees.

Operating Income. Operating income was $66.4 million for the three months ended September 30, 2011, as compared to $20.9 million for the three months ended September 30, 2010, an improvement of $45.5 million. This improvement was a result of higher gross margins offset by the increase in selling, general and administrative expenses described above.
Interest Expense. Our interest expense was $34.3 million for the three months ended September 30, 2011 as compared to $35.0 million for the three months ended September 30, 2010.
Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $1.8 million and expense of $1.0 million during the three months ended September 30, 2011 and September 30, 2010.
Income Tax (Expense) Benefit. Our income tax expense was $11.1 million for the three months ended September 30, 2011 as compared to a benefit of $4.0 million for the three months ended September 30, 2010. Our effective tax rate was 33.8% for the three months ended September 30, 2011 and 28.1% for the three months ended September 30, 2010. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates.
Net Income (Loss). Our net income was $21.9 million for the three months ended September 30, 2011 as compared to a $10.5 million net loss for the three months ended September 30, 2010, an improvement of $32.4 million, principally as a result of improved sales and margins.
Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $109.6 million for the three months ended September 30, 2011, as compared to $63.9 million for the three months ended September 30, 2010. Our Adjusted EBITDA increased $45.7 million quarter over quarter primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under the indenture governing our senior secured notes and our ABL credit facility and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our senior secured notes as “Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2011	2010
Net income (loss)	$21.9	$(10.5)
Income tax expense (benefit)	11.1	(4.0)
Interest expense	34.3	35.0
Depreciation and amortization	4.7	4.1
Amortization of intangibles	12.7	13.6
Increase in LIFO reserve	18.3	19.8
Change in fair value of derivative instruments	(1.8)	1.0
Share based compensation expense	3.8	0.2
Legal and consulting expenses	1.5	1.8
Joint venture termination	1.7	—
Other non-recurring and non-cash expenses (1)	1.4	2.9

Adjusted EBITDA(2)	$109.6	$63.9

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing our senior secured notes.

Three Months Ended September 30, 2011 Compared to Three Months Ended June 30, 2011

	Three Months Ended
	September 30,	June 30,
	2011	2011	$ Change	% Change
Sales:
North America	$1,261.9	$1,093.0	$168.9	15.5%
International	104.3	75.0	29.3	39.1%

Consolidated	$1,366.2	$1,168.0	$198.2	17.0%

Gross margin:
North America	$172.9	$149.9	$23.0	15.3%
International	28.2	22.8	5.4	23.7%

Consolidated	201.1	172.7	28.4	16.4%

Selling, general and administrative expenses:
North America	110.0	105.3	4.7	4.5%
International	24.7	18.8	5.9	31.4%

Consolidated	134.7	124.1	10.6	8.5%

Operating income (loss):
North America	63.0	44.5	18.5	41.6%
International	3.4	4.1	(0.7)	(17.1%)

Consolidated	66.4	48.6	17.8	36.6%

Interest expense	(34.3)	(34.5)	0.2	(0.6%)
Write off of debt issuance costs	—	(9.5)	9.5	(100.0%)
Other income (expense), net	0.9	2.6	(1.7)	(65.4%)
Income tax (expense)	(11.1)	(2.5)	(8.6)	344.0%

Net income	$21.9	$4.7	$17.2	366.0%

Adjusted Gross Margin	$236.8	$207.2	$29.6	14.3%

Adjusted EBITDA	$109.6	$90.6	$19.0	21.0%

Sales. Our sales were $1,366.2 million for the three months ended September 30, 2011 as compared to $1,168.0 million for the three months ended June 30, 2011.
North American Segment — Our North American sales increased $168.9 million from $1,093.0 million for the three months ended June 30, 2011 to $1,261.9 million for the three months ended September 30, 2011 driven by continued strength in the major shale regions where activity levels and associated product volumes improved once again. Rig count for North America increased 18% for the same period.
International Segment — Our International sales increased $29.3 million from $75.0 million for the three months ended June 30, 2011 to $104.3 million for the three months ended September 30, 2011. This increase was the result of the acquisition of MRC SPF in June 2011.
Gross Margin. Our gross margin was $201.1 million (14.7% of sales) for the three months ended September 30, 2011, as compared to $172.7 million (14.8% of sales) for the three months ended June 30, 2011.

North American Segment — Gross margin increased in our North American segment from $149.9 million (13.7% of sales) for the three months ended June 30, 2011 to $172.9 million (13.7% of sales) for the three months ended September 30, 2011, an improvement of 23.0 million. The increase was directly related to the increase in sales volume for the same time period.
International Segment — Gross margin increased in our International segment from $22.8 million (30.4% of sales) for the three months ended June 30, 2011 to $28.2 million (27.0% of sales) for the three months ended September 30, 2011. The increase of $5.4 million is the result of the acquisition of MRC SPF, which was reflected for three full months in the third quarter of 2011 as compared to only a partial month in the second quarter 2011. The decrease in gross margin percentage was due to the mix of product being sold from period to period as the MRC SPF products generally produce lower margins than the balance of the products in our International business.
Adjusted Gross Margin from $207.2 million (17.7% of sales) for the three months ended June 30, 2011 to $236.8 million (17.3% of sales) for the three months ended September 30, 2011.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	June 30,	Percentage
	2011	of Revenue	2011	of Revenue
Gross margin, as reported	$201.1	14.7%	$172.7	14.8%
Depreciation and amortization	4.7	0.3%	4.2	0.3%
Amortization of intangibles	12.7	0.9%	12.7	1.1%
Increase in LIFO reserve	18.3	1.3%	17.6	1.5%

Adjusted Gross Margin	$236.8	17.3%	$207.2	17.7%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $134.7 million (9.9% of sales) for the three months ended September 30, 2011 as compared to $124.1 million (10.6% of sales) for the three months ended June 30, 2011. The $10.6 million increase reflected the impact of MRC SPF, which accounts for $4.4 million of the increase, as well as a $2.5 million non-cash charge associated with the third quarter 2011 modification of stock options issued to certain employees. The balance of the increase was largely due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity.
Operating Income. Operating income was $66.4 million for the three months ended September 30, 2011, as compared to operating income of $48.6 million for the three months ended June 30, 2011, an increase of $17.8 million. This improvement was a result of higher gross margins offset by the increase in selling, general and administrative expenses noted above.
Interest Expense. Our interest expense was $34.3 million for the three months ended September 30, 2011 as compared to $34.5 million for the three months ended June 30, 2011.
Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in increases to earnings of $1.8 million and $1.6 million during the three months ended September 30, 2011 and June 30, 2011.
Income Tax (Expense) Benefit. Our income tax expense was $11.1 million for the three months ended September 30, 2011 as compared to $2.5 million for the three months ended June 30, 2011. Our effective tax rate was 33.8% for the three months ended September 30, 2011 and 34.6% for the three months ended June 30, 2011. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates.
Net Income. Our net income was $21.9 million for the three months ended September 30, 2011 as compared to net income of $4.7 million for the three months ended June 30, 2011, an improvement of $17.2 million.
Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $109.6 million for the three months ended September 30, 2011, as compared to $90.6 million for the three months ended June 30, 2011. Our Adjusted EBITDA increased $19.0 million quarter over quarter primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under the indenture governing our senior secured notes and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our senior secured notes as “Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net  income (loss), as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	June 30,
	2011	2011
Net income	$21.9	$4.7
Income tax expense	11.1	2.5
Interest expense	34.3	34.5
Write off of debt issuance costs	—	9.5
Depreciation and amortization	4.7	4.2
Amortization of intangibles	12.7	12.7
Increase in LIFO reserve	18.3	17.6
Change in fair value of derivative instruments	(1.8)	(1.6)
Share based compensation expense	3.8	1.0
Legal and consulting expenses	1.5	3.4
Joint venture termination	1.7	—
Other non-recurring and non-cash expenses (1)	1.4	2.1

Adjusted EBITDA(2)	$109.6	$90.6

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing our senior secured notes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,	September 30,
	2011	2010	$ Change	% Change
Sales:
North America	$3,287.4	$2,613.9	$673.5	25.8%
International	238.7	196.7	42.0	21.4%

Consolidated	$3,526.1	$2,810.6	$715.5	25.5%

Gross margin:
North America	$452.1	$326.0	$126.1	38.7%
International	68.7	57.7	11.0	19.1%

Consolidated	520.8	383.7	137.1	35.7%

Selling, general and administrative expenses:
North America	316.5	288.8	27.7	9.6%
International	59.6	46.5	13.1	28.2%

Consolidated	376.1	335.3	40.8	12.2%

Operating income:
North America	135.6	37.2	98.4	264.5%
International	9.1	11.2	(2.1)	(18.8%)

Consolidated	144.7	48.4	96.3	199.0%

Interest expense	(102.4)	(104.7)	2.3	(2.2%)
Write off of debt issuance costs	(9.5)	—	9.5	N/A
Other income (expense)	5.5	(4.0)	9.5	(237.5%)
Income tax (expense) benefit	(12.9)	22.0	(34.9)	(158.6%)

Net income (loss)	$25.4	$(38.3)	$63.7	(166.3%)

Adjusted Gross Margin	$617.4	$493.7	$123.7	25.1%

Adjusted EBITDA	$260.1	$168.5	$91.6	54.4%

Sales. Sales include the revenue recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $3,526.1 million for the nine months ended September 30, 2011 as compared to $2,810.6 million for the nine months ended September 30, 2010.
North American Segment — Our North American sales increased $673.5 million from $2,613.9 million for the first nine months of 2010 to $3,287.4 million for the first nine months of 2011. The 25.8% increase was due to an increase in volume related to the improved business environment, including, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.
International Segment — Our International sales increased $42.0 million from $196.7 million for the first nine months of 2010 to $238.7 million for the first nine months of 2011. A majority of the increase was due to the acquisition of MRC SPF in June 2011, while the remainder of the increase is due to an improvement in the downstream sector in Europe.

Gross Margin. Our gross margin was $520.8 million (14.8% of sales) for the nine months ended September 30, 2011 as compared to $383.7 million (13.7% of sales) for the nine months ended September 30, 2010. The 1.1% improvement in gross margin percentage reflected the growth in sales, relative to certain costs such as depreciation and amortization of intangibles, and the impact of our LIFO inventory costing methodology, which are not directly related to activity levels and which remained relatively static from period to period. Excluding the impact of these items, gross margin percentage was down slightly.
North American Segment — Gross margin for our North American segment increased from $326.0 million (12.5% of sales) for the first nine months of 2010 to $452.1 million (13.8% of sales) for the first nine months of 2011. The increase of $126.1 million is due to an increase in the volume of products sold year over year. The rig count increased 22% for that same period.
International Segment — Gross margin for our International segment increased from $57.7 million (29.3% of sales) for the first nine months of 2010 to $68.7 million (28.8% of sales) for the first nine months of 2011, an improvement of $11.0 million. The increase in gross margin was largely due to the acquisition of MRC SPF in June 2011, while the remainder of the increase was due to an increase in volume for the International segment particularly in Europe. The decrease in the gross margin percentage is due to the mix of products changing as a result of the acquisition of MRC SPF.
Adjusted Gross Margin increased from $493.7 million (17.6% of sales) for the first nine months of 2010 to $617.4 million (17.5% of sales) for the first nine months of 2011, an improvement of $123.7 million.
Adjusted Gross Margin. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin. The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2011	of Revenue	2010	of Revenue
Gross margin, as reported	$520.8	14.8%	$383.7	13.7%
Depreciation and amortization	12.8	0.4%	12.2	0.4%
Amortization of intangibles	37.8	1.1%	41.0	1.5%
Increase in LIFO reserve	46.0	1.3%	56.8	2.0%

Adjusted Gross Margin	$617.4	17.5%	$493.7	17.6%

Selling, General and Administrative Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $376.1 million (10.7% of sales) for the nine months ended September 30, 2011 as compared to $335.3 million (11.9% of sales) for the nine months ended September 30, 2010. The $40.8 million increase reflected the impact of the acquisition of MRC SPF, which accounted for $6.9 million of the increase, as well as a $2.5 million non-cash charge associated with the third quarter 2011 modification of stock options issued to certain employees. The balance of the increase was largely due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity.
Operating Income. Operating income was $144.7 million for the nine months ended September 30, 2011, as compared to operating income of $48.4 million for the nine months ended September 30, 2010, an improvement of $96.3 million. This improvement was a result of higher gross margins offset by the increase in selling, general and administrative expenses noted above.
Interest Expense. Our interest expense was $102.4 million for the nine months ended September 30, 2011 as compared to $104.7 million for the nine months ended September 30, 2010.

Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $5.3 million and losses of $6.7 million during the nine months ended September 30, 2011 and September 30, 2010. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in deferred financing costs.
Income Tax (Expense) Benefit. Our income tax expense was $12.9 million for the nine months ended September 30, 2011 as compared to a benefit of $22.0 million for the nine months ended September 30, 2010. Our effective tax rate was 33.8% for the nine months ended September 30, 2011 and 36.5% for the nine months ended September 30, 2010. Our rates generally differ from the federal statutory rate of 35% principally as a result of the impact of state income taxes and differing foreign income tax rates. The reduction in the rate in September 2011 compared to September 2010 is a result of a shift from projected losses before tax to projected income before tax in higher tax rate jurisdictions. Such a shift has the effect of reducing overall effective tax rates as the tax expense in higher rate jurisdictions is blended with tax expense in lower rate jurisdictions.
Net Income (Loss). Our net income was $25.4 million for the nine months ended September 30, 2011, as compared to a $38.3 million net loss for the nine months ended September 30, 2010, an increase of $63.7 million.
Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-recurring, non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $260.1 million for the nine months ended September 30, 2011, as compared to $168.5 million for the nine months ended September 30, 2010. Our Adjusted EBITDA increased $91.6 million over the same period in 2010 primarily due to the increase in gross margin and other factors noted above.
We believe Adjusted EBITDA is an important measure under the indenture governing our senior secured notes and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA (defined in the indenture governing our notes as “Consolidated Cash Flow”). The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net income (loss)	$25.4	$(38.3)
Income tax expense (benefit)	12.9	(22.0)
Interest expense	102.4	104.7
Write off of debt issuance costs	9.5	—
Depreciation and amortization	12.8	12.2
Amortization of intangibles	37.8	41.0
Increase in LIFO reserve	46.0	56.8
Change in fair value of derivative instruments	(5.3)	6.7
Share based compensation expense	6.3	2.4
Legal and consulting expenses	6.1	2.7
Joint venture termination	1.7
Other non-recurring and non-cash expenses (1)	4.5	2.3

Adjusted EBITDA(2)	$260.1	$168.5

(1)	Other non-recurring and non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our debt agreements.

(2)	For purposes of computing Adjusted EBITDA, we have added back the increase in our LIFO reserve for all periods presented. Such amounts would not be added back for similar calculations computed for purposes of the indenture governing our senior secured notes.

Liquidity and Capital Resources
Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facilities. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $41 million and $56 million, respectively. As of September 30, 2011 and December 31, 2010, $31 million and $51 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans that require the repatriation of such amounts.
Our credit facilities consist of a $1.05 billion North American asset-based revolving credit facility that provides for borrowings of up to $900 million under a U.S. tranche and CDN $150 million under a Canadian tranche, and a €68 million revolving credit facility at our principal international subsidiary. We maintain these facilities primarily to finance our working capital and operations, as well as pursue certain mergers and acquisitions. As of September 30, 2011, we had $583 million available under these credit facilities, which represented approximately a $67 million increase from availability under similar facilities at December 31, 2010. As noted above, our ability to transfer funds among countries could be hampered by additional tax liabilities imposed as a result of these transfers.
We also have $1.05 billion of 9.50% senior secured notes due December 15, 2016 (the “notes”) outstanding. In December 2009, we issued $1.0 billion of notes and applied the net proceeds to pay substantially all the outstanding borrowings under our $575 million term loan facility and our $450 million junior term loan facility. In February 2010, we issued an additional $50 million of notes and applied the net proceeds to repay amounts outstanding under our U.S. revolving credit facility.
Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in the indenture governing our senior secured notes and various credit facilities as of and during the three and nine months ended September 30, 2011.
Cash Flows
The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(94.9)	$28.0
Investing activities	(38.1)	(17.9)
Financing activities	116.0	(12.1)

Net (decrease) in cash and cash equivalents	$(17.0)	$(2.0)

Effect of foreign exchange rate on cash	$2.2	$0.3
Operating Activities
Net cash used in operating activities was $94.9 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $28.0 million for the nine months ended September 30, 2010. Net cash used in operations was primarily the result of an increase in working capital required to meet the demands of increased business activity levels.

Investing Activities
Net cash used in investing activities was $38.1 million for the nine months ended September 30, 2011, compared to $17.9 million for the nine months ended September 30, 2010. The $20.2 million increase in cash used in investing activities is primarily due to the acquisition of MRC SPF and VSC, offset by the proceeds on the sale of certain assets held for sale. Our net capital expenditures were down slightly, 0.2% of sales during the nine months ended September 30, 2011, compared to 0.4% of sales during the nine months ended September 30, 2010.
Financing Activities
Net cash provided by financing activities was $116.0 million for the nine months ended September 30, 2011, compared to net cash used in financing activities of $12.1 million used for the nine months ended September 30, 2010. These proceeds, which generally reflect advances on our revolving credit facility, were required primarily due to an increase in working capital needs driven by higher sales volumes and the purchase of MRC SPF and VSC.
We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing in the public or private markets, based on market conditions. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. We may also seek, from time to time, depending on market conditions, to refinance certain of our debt, including our senior secured notes and our debt agreements. We may also, from time to time, seek to repurchase our senior secured notes in the open market or otherwise. Any such transaction would be subject to market conditions, compliance with all of our debt agreements, and various other factors.
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
Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer-specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually, but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ materially from those estimates. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $6.5 million and $4.5 million, or 0.8% and 0.7% of gross accounts receivable, respectively.
Inventories: Our U.S. inventories are valued at the lower of cost (principally using the last-in, first-out method (LIFO)) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory volume. These estimates are adjusted to actual results determined at year-end.
The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.
Inventories held outside of the U.S. totaling $193.5 million and $140.0 million at September 30, 2011 and December 31, 2010, were valued at the lower of weighted-average cost or market.

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 16% of our total assets. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.
The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. No indications of impairment were present at September 30, 2011.
Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 25% of our total assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, each October, or more frequently if circumstances indicate that impairment may exist. We test goodwill for impairment at each of our reporting units (North America and International). No indications of impairment were present at September 30, 2011.
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
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-08), Testing for Goodwill Impairment, an amendment to ASC Topic 350, Intangibles — Goodwill and Other. Under this amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance for public entities is effective during interim or annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that ASU No. 2011-08 will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. The amendments in this update should be applied retrospectively. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2011, all of our outstanding term and revolving debt, except for the notes, was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.
The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in interest rates. Currently, we manage our interest rate risk through the use of floating interest rate debt facilities and interest rate contracts. As of September 30, 2011, we had 100% of our floating interest rate debt hedged with interest rate contracts. The counterparties to our interest rate swap agreements are major financial institutions.
Foreign Currency Exchange Rates
Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income.
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
As of September 30, 2011, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain non-core assets contained in the December 2006 merger agreement and seeking damages and equitable relief. We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. We believe that this action, and the related claim of other shareholders, is without merit and we intend to vigorously defend ourselves against the allegations. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. We submitted our response to the remaining claims in March 2011. Fact discovery in the litigation ended on September 9, 2011. On September 12, 2011, the plaintiffs in the action filed an expert report estimating plaintiffs’ damages with respect to certain shares of stock, if proven, to be between approximately $1.5 and $2 million. Plaintiffs are also seeking an undisclosed amount of damages with respect to the parcel of real property, and additional damages of $2.1 million that they allege was improperly withheld by the Company to cover defense costs associated with this lawsuit. The Company moved for summary judgment to dismiss the remaining claims, and the plaintiffs moved for summary judgment to uphold their claims, in each case, on October 21, 2011.
In the summer of 2010, our customer NiSource, Inc. notified McJunkin Red Man Corporation that certain polyethylene pipe manufactured by PolyPipe, Inc. may be defective. PolyPipe, Inc. filed a petition in the District Court in Cooke County, Texas against McJunkin Red Man Corporation and NiSource, Inc. seeking, among other things, a declaratory judgment that PolyPipe, Inc. is not responsible for certain costs relating to the defendants’ alleged failure to track and record the installation locations of the pipe and certain expenditures implementing the potential remediation plan. PolyPipe, Inc. subsequently filed a notice of non-suit without prejudice, requesting that the Court dismiss PolyPipe’s claims without prejudice to their re-filing the same claims. Because this matter is in the early stages, we are unable to determine the amount of liability, if any, that may result from the ultimate resolution of this matter.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McJUNKIN RED MAN HOLDING CORPORATION
By:	/s/ James F. Underhill
James F. Underhill
Executive Vice President and Chief Financial Officer

Date: November 14, 2011

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