Form 10-K
period 2011-12-31
MRC GLOBAL INC.
filed 2012-03-05
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number: 333-153091

MRC Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin, Suite 3100 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant has 11,000 shares of common stock held by non-affiliates.

There is no public market for the Company’s common stock. There were 84,427,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

- i -

PART I

Unless otherwise indicated or the context otherwise requires, all references to “our company”, “McJunkin Red Man”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries, and all references to the “Issuer” are to McJunkin Red Man Corporation, exclusive of its subsidiaries.

ITEM 1.	BUSINESS

General

We are the largest global industrial distributor of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We offer more than 150,000 SKUs, including an extensive array of PVF, oilfield supply, automation, instrumentation and other general and specialty industry supply products from our over 12,000 suppliers. Through our North American and International segments, we serve our more than 12,000 customers through over 400 service locations throughout North America, Europe, Asia, and Australasia.

Our North American segment includes over 175 branch locations, six distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 160 pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 30 branch locations throughout Europe, Asia and Australasia with distribution centers in each of the United Kingdom, Singapore and Australia and 10 automation service centers in Europe and Asia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers. We are diversified by geography and the industry sectors we serve and the products we sell.

Our PVF and oilfield supplies are used in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Although these trends were offset in 2009 and 2010 due to adverse economic conditions, we believe that growth in PVF and industrial supply spending within the energy industry is likely to continue. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately two-thirds of our sales are attributable to multi-year maintenance, repair and operations (“MRO”) arrangements and nearly three quarters of our MRO activity is in the form of 3-5 year exclusive or primary supplier contracts. Our average annual retention rate for these contracts since 2000 is 95%. We consider MRO arrangements to be normal, generally repetitive business that primarily addresses the recurring maintenance, repair or operational work to existing energy infrastructure. Project activities, including facility expansions, exploration or new construction projects, are more commonly associated with a customer’s capital expenditures budget. Such projects can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts, and as pricing continues to rebound, we believe that we have the ability to pass price increases on to the marketplace.

Our business is segregated into two operating segments, one consisting of our North American operations and one consisting of our international operations. These segments represent our business of providing PVF and related products and services to the energy and industrial sectors, across each of the upstream, midstream and downstream sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

MRC Global Inc. was incorporated in Delaware on November 20, 2006 and McJunkin Red Man Corporation was incorporated in West Virginia on March 21, 1922 and was reincorporated in Delaware on June 14, 2010. Our principal executive office is located at 2 Houston Center, 909 Fannin, Suite 3100, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcpvf.com. Information contained on our website is expressly not incorporated by reference into this document.

History

McJunkin Corporation was founded in 1921 in Charleston, West Virginia and initially served the local oil and natural gas industry, focusing primarily on the downstream sector. In 1989, McJunkin Corporation broadened its upstream sector presence by merging its oil and natural gas division with Appalachian Pipe & Supply Co. to form McJunkin Appalachian, which was a subsidiary of McJunkin Corporation, but has since been merged with and into McJunkin Red Man Corporation, which focused primarily on upstream oil and natural gas customers.

In April 2007, we acquired Midway-Tristate Corporation (“Midway”), a regional PVF oilfield distributor, primarily serving the upstream Appalachia and Rockies regions. This extended our leadership position in the Appalachia/Marcellus shale region, while adding additional branches in the Rockies.

Red Man Pipe and Supply Co. (“Red Man”) was founded in 1976 in Tulsa, Oklahoma and began as a distributor to the upstream sector and subsequently expanded into the midstream and downstream sectors. In 2005, Red Man acquired an approximate 51% voting interest in Canadian oilfield distributor Midfield Supply ULC (“MRC Midfield”), giving Red Man a significant presence in the Western Canadian Sedimentary Basin.

In October 2007, McJunkin Corporation and Red Man completed a business combination transaction to form the combined company, McJunkin Red Man Corporation. This transformational merger combined leadership positions in the upstream, midstream and downstream sectors, while creating a “one stop” PVF leader across all sectors with full geographic coverage across North America. Red Man has since been merged with and into McJunkin Red Man Corporation.

In July 2008, we acquired the remaining voting and equity interest in MRC Midfield. Also, in October 2008, we acquired LaBarge Pipe and Steel Co. (“LaBarge”). LaBarge is engaged in the sale and distribution of carbon steel pipe (predominately large diameter pipe) for use primarily in the North American midstream energy infrastructure sector. The acquisition of LaBarge expanded our midstream sector leadership, while adding a new product line in large outside diameter pipe.

In October 2009, we acquired Transmark Fcx Group B.V. (“MRC Transmark”). MRC Transmark is a leading distributor of valves and flow control products in Europe, Southeast Asia and Australasia. MRC Transmark was formed from a series of acquisitions, the most significant being the acquisition of the FCX European and Australasian distribution business in July 2005. The acquisition of MRC Transmark provided geographic expansion internationally, additional downstream diversification and enhanced valve sector leadership.

During 2010, we acquired South Texas Supply and also certain operations and assets of Dresser Oil Tools & Supply. With these two acquisitions, we expanded our footprint in the Eagle Ford and Bakken shale regions, expanding our local presence in two of the emerging active shale basins in North America.

In June 2011, we acquired Stainless Pipe and Fittings Australia Pty. Ltd. (“MRC SPF”). Headquartered in Perth, Western Australia, MRC SPF is a distributor of stainless steel piping products through its seven locations across Australia as well as Korea, the United Kingdom and the United Arab Emirates.

In July 2011, we acquired Valve Systems and Controls (“VSC”). VSC specializes in valve automation for upstream projects and maintenance, repairs and operation in the downstream sector.

In December 2011, we signed an agreement to acquire the operations and assets of OneSteel Piping Systems (“OPS”). This acquisition was completed in March 2012. OPS is a leading PVF product and service specialist with proven capabilities supplying the oil and gas, mining and mineral processing industries in Australia.

On January 10, 2012, we amended our amended and restated certificate of incorporation and amended and restated bylaws to reflect our change in name from “McJunkin Red Man Holding Corporation” to “MRC Global Inc.”

Business Strategy

Our goal is to grow our market position as the largest global industrial distributor of PVF and related products to the energy industry. Our strategy is focused on pursuing growth by increasing market share and growing our business with current customers, expanding into new geographies and sectors, increasing recurring revenues through integrated supply and MRO business, capturing additional high growth project activity, continuing to increase our operational efficiency and making and integrating strategic acquisitions. We seek to extend our current MRO contracts and bundle certain products, most notably pipe, fittings, flanges and other products (“PFF”), into MRC Transmark’s existing customer base and branch network. We also seek to opportunistically add other products and new suppliers, including alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products, into our existing North American platform. We will also look at future complementary distribution acquisitions that would supplement our PVF leadership position, and we will look at future “bolt-on” acquisitions that broaden our geographic footprint, increase international focus, or expand our product offering to our major customers.

Industry

We primarily serve the global oil and natural gas industry, generating approximately 90% of our sales from supplying products and various services to customers throughout the energy industry. Of our total sales, 62% of sales are comprised of valves, fittings and flanges and other industrial supply products and 38% are tubular products, predominantly line pipe and oil country tubular goods (“OCTG”) for the year ended December 31, 2011. Given the diverse requirements and various factors that drive the growth of the upstream, midstream and downstream sectors, our sales to each sector or by product may vary over time, though the overall strength of the global energy market and the level of our customers’ operating and capital expenditures are typically good indicators of our business activity. In each of 2010 and 2011, as part of the broader global economic recovery, our customers’ capital and operating expenditures increased as compared to 2009, although overall oil and natural gas drilling and completion spending still remained below 2006 and 2007 levels. Over the longer term, we expect to continue to see customer spending increase due to a variety of global supply and demand fundamentals, a slowly improving global economy, shale exploration and production (“E&P”) activity and longer term outlooks for oil and natural gas prices.

	Year Ended December 31,
Average Commodity Prices(1)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Natural gas ($/Mcf)	$4.31	$3.96	$3.38	$5.47	$5.87	$8.69	$6.73	$6.97	$8.86	$3.94	$4.37	$4.00
WTI crude oil ($per barrel)	$30.38	$25.98	$26.18	$31.08	$41.51	$56.64	$66.05	$72.34	$99.67	$61.95	$79.48	$94.91
Brent crude oil ($per barrel)	$28.66	$24.46	$24.99	$28.85	$38.27	$54.57	$65.16	$72.44	$96.94	$61.74	$79.61	$111.26

(1)	Source—Department of Energy, EIA (www.eia.gov)

During the last several years, the global energy industry has experienced a number of favorable supply and demand dynamics that have led our customers to make substantial investments to expand their physical infrastructure and processing capacities. On the demand side, world energy markets are benefiting from:

(i)	increased consumption of energy, caused in part by the industrialization of China, India and other countries that are not members of the Organization for Economic Cooperation and Development (“non-OECD countries”);

(ii)	a slow recovery in economic growth in OECD countries from the severe downturn in 2009 and 2010;

(iii)	continued global energy infrastructure expansion; and

(iv)	increased use of natural gas, as opposed to coal, in power generation.

At the same time, global energy supply has been generally constrained due to increasing scarcity of natural resources, declining excess capacity of existing energy assets, geopolitical instability, natural and other unforeseen disasters and more stringent regulatory, safety and environmental standards. These demand and supply dynamics underscore the need for investment in energy infrastructure and increases in global exploration, extraction, production, transportation, refining and processing of energy inputs.

Within the U.S., the energy industry has benefited from technological developments that have enabled more recent significant increases in U.S. oil production and natural gas supply. The U.S. Energy Information Administraton (“EIA”) expects that U.S. crude oil production, which increased 2.1% in 2010 and 2.1% in 2011, will increase by a further 4.3% in 2012, driven by increased oil-directed drilling activity, particularly in unconventional shale formations. EIA expects that U.S. marketed natural gas production, which increased by 3.5% in 2010 and 7.8% in 2011, will grow further by 2.2% in 2012. Finally, as companies in the energy industry, both in North America and internationally, continue to focus on improving operating efficiencies, they have been increasingly looking to outsource their procurement and related administrative functions to distributors such as MRC.

The following charts illustrate U.S. liquid fuel production from 1974 through 2010, actual and forecasted U.S. and Canadian oil production from 2005 through 2035, U.S. liquid fuel supply and electricity generation by fuel:

U.S. liquid fuel production(1)	U.S. and Canadian oil production(2)

U.S Liquid Fuel Supply (million barrels per day)(2)	Electricity Generation by Fuel(2)
(million barrels per day)	(trillion kilowatts hours per year)

(1)	Source—Financial Times, Department of Energy, EIA (www.eia.gov), The National Petroleum Council (www.npc.org)
(2)	Source—Department of Energy, EIA (www.eia.gov)

The following charts illustrate historical and forecasted U.S. production of crude oil and dry natural gas as well as the expected increase in U.S. natural gas production from shale gas:

U.S Oil and Gas Production (2006-2014E)(1)(2)	U.S. Natural Gas Production (1990-2035E)(3)
(trillion cubic feet per year)

(1)	Projections from IHS CERA. Historical Data from the U.S. Energy Information Administration. Note: Liquids include crude oil, condensate, natural gas liquids, and non-traditional liquids (extra-heavy oil, GTL, CTL, and oil shale)
(2)	Historical and projected annual natural gas production for the U.S. Lower-48
(3)	U.S Energy Information Administration (www.eia.gov)

Upstream: E&P companies, commonly referred to as upstream companies, search for oil and natural gas underground and extract it to the surface. Representative companies include Aera Energy LLC, Anadarko Petroleum Corporation, Apache Corporation, Canadian Natural Resources, Ltd., Chesapeake Energy Corporation, Chevron Corporation, ConocoPhillips, Encana Corporation, ExxonMobil Corporation, Hess Corporation, Husky Energy Inc., Marathon Oil Company, Range Resources Corporation and Royal Dutch Shell plc. E&P companies typically purchase oilfield supplies, including carbon steel and other pipe, OCTG, valves, sucker rods, tools, pumps, production equipment, meters and general industrial supply products from us.

The capital spending budgets of upstream companies have grown over the past decade as tight supply conditions, strong global demand for oil and natural gas and economically feasible E&P in shale formations have spurred companies to expand their operations. Spears & Associates expects global oil and natural gas drilling and completion spending will increase at an approximately 9% compound annual growth rate (“CAGR”) between 2011 and 2017.

The following chart illustrates historical and forecasted North American and international oil and natural gas drilling and completion spending:

Oil and Natural Gas Drilling and Completion Spending(1)

(1)	Source—Spears & Associates: Outlook for the Worldwide Upstream Oil and Gas Industry, December 2011
(2)	Includes Europe and the Far East

Rig counts are considered to be generally indicative of activity levels in the upstream sector. The average North American rig count increased at an approximate 3% CAGR between 2006 and 2008, but, due to the global economic recession that began in late 2008, the average fell by more than 40% in 2009. As the economy recovered, the rig count increased, rising by 44% in 2010. Spears & Associates expects that the North American rig count will increase at a 7% CAGR between 2011 and 2017. Furthermore, more technically sophisticated drilling methods, such as deep and horizontal drilling and the multiple fracturing of hydrocarbon production zones, coupled with higher oil and natural gas prices relative to long term averages, have made E&P in previously underdeveloped areas, such as Appalachia and the Rockies, more economically feasible. As part of this trend, there has been growing commercial interest by our customers in several shale deposit areas in the United States, including the Bakken, Barnett, Eagle Ford, Fayetteville, Haynesville, Marcellus, Niobrara, Permian and Utica shales, where we have an extensive local presence. During 2010 and 2011, there was a significant shift towards oil prospects, with an average oil rig count of approximately 53% of the total for 2011, the highest percentage in the United States since 1997. Additionally, we believe improved E&P technologies will allow for more deepwater drilling both offshore in the Gulf of Mexico and offshore in certain international areas, where we maintain a presence. In the Gulf of Mexico, new drilling and safety requirements will have to be met before we anticipate a significant activity increase. In Canada, improvements in mining and mineral processing and in-situ technology are driving increased investment in the Canadian Oil Sands and we believe that we will continue to benefit from the associated growth in PVF spending in this region.

Oil and Natural Gas Rig Count

The following chart illustrates the historical and forecasted North American (U.S. and Canada) and International oil and natural gas rig count from 2004 through 2017:

Forecasted Worldwide Rig Count	Forecasted North American Rig Count

(1)	Spears & Associates: Outlook for the Worldwide Upstream Oil and Gas Industry, December 2011

Midstream: The midstream sector of the oil and natural gas industry is comprised of companies that provide gathering, storage, transmission, distribution, and other services related to the movement of oil, natural gas and refined petroleum products from sources of production to demand centers. Representative midstream companies include AGL Resources Inc., Atmos Energy Corporation, Chesapeake Midstream Partners, Consolidated Edison, Inc., DCP Midstream Partners, LP, El Paso Natural Gas Company, Enterprise Products Partners L.P., Kinder Morgan Inc., Magellan Midstream Partners, L.P., NiSource, Inc., Pacific Gas and Electric Company, Vectren Energy and Williams Partners L.P. Core products supplied for midstream infrastructure include carbon steel line pipe for gathering and transporting oil and natural gas, actuation systems for the remote opening and closing of valves, polyethylene pipe for “last mile” transmission to end user locations, metering equipment for the measurement of oil and natural gas delivery and general industrial supplies.

The natural gas utilities portion of the midstream sector has been one of our fastest growing sectors since regulatory changes enacted in the late 1990s encouraged utilities to outsource through distribution their PVF purchasing and procurement needs. Outsourcing provides significant labor and working capital savings to customers through the consolidation of standardized product procurement spending and the delegation of warehousing operations to us. We estimate that less than one-half of natural gas utilities currently outsource in varying degrees and we anticipate that some of the remaining large natural gas utilities will most likely switch from the direct sourcing model to a distributor model. Furthermore, we believe natural gas utilities will increasingly seek operating efficiencies as large natural gas pipelines and related distribution networks continue to be built, and will increasingly rely on companies such as ours to optimize their supply chains and enable them to focus on their core operations.

The gathering and transmission pipeline activity is anticipated to exhibit significant growth over the next several years due to the new discoveries of natural gas reserves in various shale natural gas fields and the need for additional pipelines to carry heavy sour crude from Canada to processing facilities in the United States. Recent heightened activity in oil and natural gas fields such as the Bakken, Eagle Ford, Niobrara and Marcellus shale regions remain largely unsupported by transmission facilities of the appropriate scale necessary to bring the oil and natural gas to market. The Interstate Natural Gas Association of America (“INGAA”) estimates that companies will need to build 35,600 miles of large, high pressure natural gas pipelines between 2011 and 2035 to meet market demands, at an estimated cost of $178 billion. Further, an INGAA study completed by ICF International projects that on average, approximately 16,500 miles of new gathering lines and approximately 2,000 miles of new transmission line will be added each year from 2011 through 2035. This need for large pipelines to transport energy feedstocks to markets is creating significant growth for PVF and other products we sell. Drivers of pipeline development and growth include the development of natural gas production in new geographies, increased pipeline interconnection driven by a need to lower price differences within regions, and the need to link facilities that may be developed over the next decade.

The following chart illustrates historical and projected additions to total natural gas pipeline mileage in the U.S. from 2005 through 2016:

(1)	ICF International, North American Midstream Infrastructure Through 2035—A Secure Energy Future, Prepared for the INGAA Foundation, June 28, 2011

The need for increased safety and governmental demands for pipeline integrity have also accelerated the MRO cycle for PVF products in this segment. Government mandated programs have hastened the testing of existing lines to ensure that the integrity of the pipe remains consistent with its original design criteria. All pipe falling outside the necessary performance criteria as it relates to safety and overall integrity must be replaced. These regulations for pipeline integrity management should continue to stimulate MRO demand for products as older pipelines are inspected and eventually replaced. About 60% of the U.S. network of natural gas-transmission pipeline is over 40 years old and will likely require significant maintenance or replacement as shown below.

Source: Wall Street Journal, Pipeline Safety and Hazardous Materials Administration

Downstream: Typical downstream activities include the refining of crude oil and the selling and distribution of products derived from crude oil, as well as the production of petro and industrial chemical products. Representative downstream companies include BP plc, Chevron, ConocoPhillips, ExxonMobil Corporation, Marathon Petroleum Corporation, Royal Dutch Shell plc and Valero Energy Corporation. Refinery infrastructure products include carbon steel line pipe and gate valves, fittings to construct piping infrastructure and chrome or high alloy pipe and fittings for high heat and pressure applications. Chemical/petrochemical products include corrosive-resistant stainless steel or high alloy pipes, multi-turn valves and quarter-turn valves and general industrial supply products.

Over the 2008-2009 period, refinery utilization rates decreased significantly as part of the global economic slowdown and as a result, several new projects to increase capacity were delayed, or in some cases cancelled. Since 2010, utilization rates have improved but remained at levels below longer term historical averages. [The number of operable refineries in the U.S. declined from 223 in 1985 to approximately 148 in 2010, and we believe that continued stress on refinery infrastructure caused by demand for petroleum products will accelerate PVF replacement rates over the longer term.] This trend is most pronounced outside the U.S. where capacity utilization rates are the highest and the demand for petroleum products is growing the fastest.

The following charts illustrate the utilization of oil refineries in the U.S. and the European Union from 2002 through 2011 and global refinery margins during the same period:

Percent Utilization of Refinery Operable Capacity(1)(2)	3:2:1 Crack Spread(3)

(1)	Refinery utilization is calculated as refinery throughput divided by capacity
(2)	Source—BP Statistical Review of World Energy June 2011 (www.bp.com/statisticalreview)
(3)	Source—Commodity Systems, Inc.

The pre-recession gap between fuel consumption and U.S. refining capacity, coupled with an anticipated recovery in refinery utilization levels, may necessitate new projects and generate new project and MRO contract opportunities for MRC. Further, as refineries look for ways to improve margins and value-added capabilities, they are also increasingly broadening the crude processed to include heavier, sour crude. Heavier, sour crude is harsher and more corrosive than light sweet crude, and requires high-grade alloys in many parts of the refining process, shortening product replacement cycles and creating additional MRO contract opportunities for us following project completion. Thus, we believe that this need will create greater demand for our specialty products that include, among others, corrosion resistant components and steam products used in various process applications in refineries.

The following charts illustrate industrial PMI (Purchasing Managers’ Index) from January 2008 through January 2012 and actual and forecasted refining turnaround activity on an annual basis from 2008 through 2013, based on data from Industrial Info Resources, Inc.:

Industrial PMI (Purchasing Managers’ Index)(1)	Annual Refining Turnaround Activity Planned Unit Outages (thousand barrels per day)(2)

(1)	Institute for Supply Management
(2)	Industrial Info Resources, Inc.

Petrochemical plants generally use crude oil, natural gas or coal in production of a variety of primary petrochemicals (e.g. ethylene and propylene) that are the building blocks for many of the manufactured goods produced in the world today. The burgeoning economies in China, India and other non-OECD countries have generated increasing demand for petrochemicals and we expect that future increases in demand will require additional capital and other expenditures to increase capacity. Industry participants include integrated oil and natural gas companies with significant petrochemical operations and large industrial chemical companies, such as BP Chemicals, Celanese Chemicals, Chevron Phillips Chemical Co. LLC, Dow Chemical Company, E.I. DuPont de Nemours and Company, Eastman Chemicals Company, ExxonMobil Corporation, PPG Industries, Inc. and Shell Chemical L.P. In North America, increased shale E&P activity has led to a significantly increased supply of natural gas feedstock for the chemicals industry, thereby lowering input prices and stimulating activity. As a result of the improved profitability, several of our major chemical customers are currently considering significant new projects to increase North American capacity. In March 2011, the American Chemistry Council projected $16.2 billion in new capital investments, including debottlenecking, brownfield and greenfield projects, in the petrochemical industry over the next several years, and we believe that we will materially benefit as a result of this increase in anticipated activity.

Other Industries Served. Beyond the oil and natural gas industry, we also supply products and services to other energy sectors, such as coal, mining and mineral processing, power generation, liquefied natural gas and alternative energy facilities. We also serve more general industrial sectors, such as pulp and paper, metals processing, fabrication, pharmaceutical, desalinization, food and beverage and manufacturing, which together make use of products such as corrosion resistant piping products as well as automation and instrumentation products. Some of the customers we serve in these sectors include Alcoa, Inc., Arcelor Mittal, BHP Billiton, Eli Lilly and Company, Georgia Pacific Corporation, International Paper Company, the Rio Tinto Group and U.S. Steel Corporation. These other sectors are typically characterized by large physical plants requiring significant ongoing maintenance and capital programs to ensure efficient and reliable operations. We include these industries within our downstream sector category.

North American Operations

Our North American segment represented approximately 93% of our consolidated revenues in 2011 and is comprised of our business of distributing PVF to the energy and industrial sectors, across each of the upstream, midstream and downstream sectors, through our distribution operations located throughout the U.S. and Canada.

Products: Through our over 175 branch locations strategically located throughout North America, we distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector, from our global network of suppliers. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature, high corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive North American presence allow us to provide high levels of service to our customers. Due to our national inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•

Valves and Specialty Products (19% of our North American revenue in 2011). Products offered include ball, butterfly, gate, globe, check, needle and plug valves which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Specialty products include lined corrosion resistant piping systems, valve automation and top work components used for regulating flow and on/off service, and a wide range of steam and instrumentation products used in various process applications within our refinery, petrochemical and general industrial sectors.

•

Line Pipe (23% of our North American revenue in 2011). Carbon line pipe is typically used in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and phosphates. Line pipe is part of our tubular product category.

•

OCTG (18% of our North American revenue in 2011). OCTG is part of our tubular product category, includes casing (used for production and to line the well bore) and tubing pipe (used to extract oil or natural gas from wells) and is either classified as carbon or alloy depending on the grade of material.

•

Carbon Steel Fittings and Flanges and Stainless Steel and Alloy Pipe and Fittings (18% of our North American revenue in 2011). Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. These products are used across all the industries in which we operate. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Alloy products are principally used in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

•

Other (22% of our North American revenue in 2011). Other includes natural gas distribution products, oilfield supplies, and other industrial products such as mill and safety and electrical supplies. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, and products offered include high density polyethylene pipe and fittings, valves, well heads, pumping units and rods. Additionally, we can supply a wide range of specialized production equipment including meter runs, tanks and separators used in our upstream sector.

The following table provides a breakdown of our total North American revenues by product type on an actual basis for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Energy carbon steel tubular products:
Line Pipe	23%	19%	20%
OCTG	18%	21%	21%

	41%	40%	41%

Valves, fittings, flanges and other products:
Valves and Specialty Products	19%	20%	18%
Carbon Steel Fittings and Flanges and Stainless Steel and Alloy Pipe and Fittings	18%	18%	18%
Other	22%	22%	23%

	59%	60%	59%

Services: We provide many of our customers with a comprehensive array of services including multiple deliveries each day, zone store management valve tagging and significant system interfaces that directly tie the customer into our proprietary information systems. This allows us to interface with our customers’ IT systems and provide an integrated supply service. Such services strengthen our position with our customers as we become more integrated into the customer’s business and supply chain and are able to market a “total transaction value” solution rather than individual product prices.

Our comprehensive information systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, further strengthen our ability to provide high levels of service to our customers. In 2011, we processed over 1.6 million EDI/EDE customer transactions. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

As major integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing PVF and other related products, and we also often have MRC employees on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

Suppliers: We source the products we distribute from a global network of suppliers. Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our largest 25 suppliers in 2011 approximated 52% of our North American total purchases, with our single largest supplier constituting approximately 10%. We are the largest customer for many of our suppliers and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Supplier Registration Process, which involves employing individuals, certified by the International Registry of Certificated Auditors, who specialize in conducting on-site assessments of our manufacturers as well as monitoring and evaluating the quality of goods produced. The result of this process is the MRC approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis placed on the MRC ASL by both our customers and suppliers helps secure our central and critical position in the global PVF supply chain.

We utilize a variety of freight carriers in addition to our corporate truck fleet to ensure timely and efficient delivery of our products. With respect to deliveries of products from us to our customers, or our outbound needs, we utilize both our corporate fleet and third-party transportation providers. We utilize third parties for approximately 22% of our outbound deliveries. With respect to shipments of products from suppliers to us, or our inbound needs, we principally use third-party carriers.

Sales and Marketing: We distribute our products to a wide variety of end-users. Our broad distribution network and customer base allow us to capitalize on our extensive inventory base. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. We generate approximately 93% of our total sales in North America. Our sales efforts are customer and product driven, and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model applies a two-pronged approach to address both regional and national markets. Regional sales teams, led by four senior vice presidents with an average tenure of 30 years at MRC or its predecessors, are based in our core geographic regions and are complemented by a national accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our approximately 200 (as of December 31, 2011) outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers.

In order to address the needs of our customer base, our inside sales force of approximately 750 customer service representatives (as of December 31, 2011) is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics set by management.

Seasonality: Our business experiences mild seasonal effects as demand for the products we distribute is generally higher during the months of August, September and October. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity in the industry sectors we serve near the end of the calendar year and due to winter weather disruptions. In addition, certain E&P activities, primarily in Canada, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

Customers: Our principal customers are companies active in the upstream, midstream and downstream sectors of the energy industry as well as in other industrial and energy sectors. Due to the demanding operating conditions in the energy industry, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost to them of maintenance or new project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, efficient and reliable products and value-added services and solutions.

We have a diverse customer base of over 10,000 active customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the years ended December 31, 2011 and 2010, our largest 25 North American customers represented approximately half of our North American sales. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive North American sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: Backlog is determined by the amount of unshipped third-party customer orders, which may be revised or cancelled by the customer in certain instances. Backlog is generally attributable to our project contract activity, as we generally supply products for MRO contracts within a short period of time from order. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that the Company will earn a profit on the backlog of orders. Our backlog at December 31, 2011 and December 31, 2010 was $693 million and $519 million, respectively. We expect to fill the substantial majority of our backlog within the next 12 months.

Competition: We are the largest North American PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include nationally recognized PVF distributors, such as Wilson Industries, Inc. (a subsidiary of Schlumberger), National Oilwell Varco, Inc. and Ferguson Enterprises (a subsidiary of Wolseley, plc), several large regional or product-specific competitors and many local, family-owned PVF distributors.

Employees: As of December 31, 2011, we had approximately 3,450 employees in North America. 27 employees in the United States belong to a union and are covered by collective bargaining agreements. We consider our relationships with our employees to be good.

Properties: We operate a modified hub and spoke model that is centered around our seven distribution centers in North America with more than 175 branch locations which have inventory and local employees. We own our Houston-Darien, TX and Nisku, AB Canada distribution centers and lease the remaining five distribution centers. We own less than 10% of our branch locations as we primarily lease the facilities. Additionally, in order to meet specific customer needs and maintain strong customer relationships, we hold inventory at approximately 700 on-site customer locations.

We maintain three U.S. corporate offices; our main corporate headquarters in Houston, TX, the precedent McJunkin headquarters in Charleston, WV, which we own, and the precedent Red Man headquarters in Tulsa, OK. We also maintain a corporate office for our Canadian operations in Calgary, Alberta and a corporate office for our other international operations in Bradford, UK.

International Operations

Our International segment represents our valve and stainless and alloy pipe, fitting and flange distribution business to the energy and general industrial sectors, across each of the downstream and upstream sectors, through our distribution operations located throughout Europe, Asia, Australasia and the Middle East. Our International segment represented approximately 7% of our consolidated revenues in 2011.

Products: Through our over 30 strategic branch and service facilities throughout Europe, Asia, Australasia and the Middle East, we distribute a complete line of valve and stainless and alloy pipe, fittings and flanges and specialty products. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature, high corrosive and abrasive environments. Due to our geographical footprint, we are able to service our global customers at several of their locations. Key product types are described below:

•

Valves and Specialty Products (83% of our International revenue in 2011). Valve products offered include ball, butterfly, gate, globe, check, needle and plug valves which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Specialty products include lined corrosion resistant piping systems, valve automation and top work components used for regulating flow and on/off service and a wide range of steam and instrumentation products used in various process applications within our offshore, refinery, petrochemical and general industrial sectors.

•

Stainless Steel Pipe, Fittings and Flanges (17% of our International revenue in 2011). Stainless steel products are offered primarily through MRC SPF (acquired in June 2011) and are used in all sectors in which we operate including oil and gas, mining and mineral processing, water treatment and desalination, and petrochemical.

Services: We provide our customers with a comprehensive array of services, including multiple daily deliveries, zone stores management, valve tagging and significant system interfaces that directly tie the customer into our proprietary information systems. This allows us to interface with our customers’ IT systems and provide an integrated supply service. Such services strengthen our position with our customers as we become more integrated into the customer’s business and supply chain and are able to market a “total transaction value” solution rather than individual product prices.

As major integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing pipe, valves and fittings and other related products. Our integrated supply group offers procurement-related services, physical warehousing services, product inspection, product quality assurance and inventory ownership and analysis services.

A large portion of our International revenue is generated by providing products and services to support our customers’ large capital projects. As our products typically represent a fraction of the total cost of the project, our customers often place a premium on service given the high cost to them of maintenance or new project delays. MRC can assist customers in project planning and execution to ensure that product is where they need it, when they need it.

Suppliers: We source the products we distribute from a global and regional network of suppliers. Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our largest 25 suppliers in 2011 approximated 58% of our International total purchases, with our single largest supplier constituting approximately 10%. We are a significant buyer for many of our suppliers and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and other distributors.

Sales and Marketing: We distribute our products to a wide variety of end-users in widely disbursed geographies. Our broad customer base and access to our other international locations allow us to leverage our extensive inventory base. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. We generate approximately 7% of our sales within our International segment. Our marketing efforts are customer and product driven, and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model is built on a highly trained sales force, and for our valve sales, the majority of our sales force are qualified engineers. This team is able to meet complex customer requirements, selecting the optimal solution from a range of products to increase customers’ efficiency and lower total product lifecycle costs. The technical knowledge of our sales engineers combined with the application of local sales professionals addresses the high degree of engineering and product expertise required for each solution.

Our sales force is internally divided into outside and inside sales forces. Outside sales professionals spend the majority of their time building existing customer relationships at target accounts, introducing new products, and identifying and assisting customers with major projects. In addition, outside sales professionals are also responsible for developing new customer relationships. Internally, customer service representatives spend the majority of their time answering client inquiries, addressing customer requirements and making targeted outbound calls to generate additional business. Customer service representatives are product experts who ensure product deliveries meet customer timeframes, qualify sales opportunities and make pricing decisions within identified guidelines.

Customers: Our principal customers are companies active in the upstream and downstream sectors of the energy industry, as well as in other industrial and energy sectors. Due to the demanding operating conditions in the energy industry, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our products typically represent a fraction of the total cost of the project, our customers often place a premium on service given the high cost to them of maintenance or new project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, efficient and reliable products and value-added services and solutions.

We have a diverse customer base, consisting of thousands of active customers. We are not dependent on any one customer or group of customers. Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2011, our largest 10 International customers represented approximately 33% of our International segment sales. For many of our largest customers, we are often their sole or primary valve or stainless steel and alloy provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source valve provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select valve and PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source valve provider.

Backlog: Backlog is determined by the amount of unshipped third-party customer orders, either specific or general in nature, which may be revised or cancelled by the customer in certain instances. Backlog is generally attributable to our project contract activity, as we generally supply products for MRO contracts within a short period of time. There can be no assurance that the backlog amounts will be ultimately realized as revenue or that the Company will earn a profit on the backlog of orders. Our backlog at December 31, 2011 and December 31, 2010 was $130 million and $64 million, respectively. We expect to fill the substantial majority of our backlog within the next 12 months.

Competition: We are one of the largest global valve distributors to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, internationally and nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include several large regional or product-specific competitors, such as Econosto (a subsidiary of Eriks), and many local, family-owned PVF distributors.

Employees: As of December 31, 2011, we had approximately 650 employees. Three employees, one in Australia, one in New Zealand and one in France, belong to a union and are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Properties: We operate through a network of over 30 branch locations located throughout Europe, Asia, Australasia and the Middle East, including distribution centers in each of the United Kingdom, Singapore and Australia. We also maintain an operations center for our international operations in Bradford, United Kingdom and Perth, Australia. We own our Brussels location and the remainder of our locations are leased.

For a breakdown of our annual revenues by geography, see “Note 13—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2011.

Information Systems

Our technology approach allows for extensive integration and customization with our clients. We believe that this is accretive to the value we bring to customers and increases their loyalty to MRC. Our information systems enable on-line real-time access to appropriate resources and are an integral part of our competitive advantage, particularly among larger customers whose own information systems we integrate with seamlessly.

We operate a single information and operating system (“SIMS”) for all North American locations and a separate, Oracle-based system for our other international locations, in each case other than for locations that we have recently acquired. Our branches are linked by our wide area networks into these integrated, scalable, and enterprise server-based systems allowing online, real-time access to all business resources, including customer order processing, purchasing and material request, distributing requirements planning, warehousing and receiving, inventory control and all accounting and financial functions. The large geographic coverage of each system not only enhances the efficient distribution of products but also standardizes internal processes, data management and reporting, as well as customer-facing applications and information presentation. Each system is highly functional and tailored to meet both the needs of MRC’s distribution network and our customers for functionality, customer and internal integration, operational controls, acquisition implementation, scalability, reliability, speed and accounting and reporting capability and compliance.

Third-party and web-based applications are incorporated in our platform and enhance our IT offering. Customer and supplier electronic integrations, information sharing and e-commerce applications help support and secure long-standing relationships and foster additional business with our customers. Scanning and customized bar-coding systems further increase efficiency. Our corporate Intranet also includes various web-based applications and access to valuable resources such as report libraries and a Document Imaging application that includes more than 15 million documents and reports. In addition, we have implemented solutions, processes, and procedures to help mitigate the risk of a cyber incident, or a deficiency in our cyber security, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our business will not be negatively impacted by such an incident. As of December 31, 2011, we had a staff of approximately 60 IT professionals.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate, remediate, monitor and clean up contamination and occupational health and safety. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Historically, the costs to comply with environmental and health and safety requirements have not been material. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial position or results of operations. However, the failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, employee, neighbor or other third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Under certain laws and regulations, such as the U.S. federal Superfund law or its foreign equivalents, the obligation to investigate, remediate, monitor and clean up contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be imposed without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal Superfund law or its state or foreign equivalents, contamination has been identified at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

In addition, environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on our business, financial condition and results of operations.

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto protocol expires in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps on greenhouse gas emissions from certain facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has begun to implement regulations that require permits for and reductions in greenhouse gas emissions for certain categories of facilities, the first of which became effective in January 2011. Pursuant to the terms of a settlement agreement, the EPA also intends to finalize greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for power plants in May 2012 and plans to issue such NSPS for refineries in the future. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, some states have adopted regulations that could impose more stringent permitting, disclosure, wastewater and other waste disposal and well construction and testing requirements on hydraulic fracturing, a practice involving the injection of water containing more limited amounts of certain substances into rock formations (after perforating the formation with explosive charges) to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. Other states and the federal government are considering regulating this practice. These regulations include a variety of well construction, set back, wastewater disposal and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal or state regulation of hydraulic fracturing could reduce the demand for our products in these regions.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2011 and 2010 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained in this Annual Report on Form 10-K. If one or more of these risks or uncertainties actually occurs, they could materially and adversely affect our business, financial condition and operating results. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us”, have a “material adverse effect”, “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition and operating results. Information contained in this section may be considered “forward-looking statements”. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements” below for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business

Decreased capital and other expenditures in the energy industry, which can result from decreased oil and natural gas prices, among other things, can adversely impact our customers’ demand for our products and our revenue.

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. A material decline in oil or natural gas prices could depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures. If our customers’ expenditures decline, our business will suffer.

Volatile oil and gas prices affect demand for our products.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. For example, oil and natural gas prices during much of 2008 were at levels much higher than historical long term averages, and worldwide oil and natural gas drilling and exploration activity during much of 2008 was also at record high levels. Oil and natural gas prices decreased during the second half of 2008 and during 2009. This sustained decline in oil and natural gas prices resulted in decreased capital expenditures in the oil and natural gas industry and had an adverse effect on our business, results of operations and financial condition. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

Many factors affect the supply of and demand for energy and, therefore, influence oil and natural gas prices, including:

•	the level of domestic and worldwide oil and natural gas production and inventories;

•

the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns (e.g., the temporary moratorium on deepwater drilling in the Gulf of Mexico following the Deepwater Horizon drilling rig accident and subsequent oil spill);

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and natural gas;

•	depletion rates;

•	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;

•	the availability of transportation infrastructure and refining capacity;

•	increases in the cost of products and services that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;

•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;

•	worldwide economic activity including growth in non-OECD countries, including China and India;

•	interest rates and the cost of capital;

•	national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and prices for oil;

•	the impact of armed hostilities, or the threat or perception of armed hostilities;

•	environmental regulation;

•	technological advances;

•	global weather conditions and natural disasters;

•	currency fluctuations; and

•	tax policies.

Oil and natural gas prices have been and are expected to remain volatile. This volatility has historically caused oil and natural gas companies to change their strategies and expenditure levels from year to year. We have experienced in the past, and we will likely experience in the future, significant fluctuations in operating results based on these changes. In particular, volatility in the oil and natural gas sectors could adversely affect our business.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions, including those associated with the current European sovereign debt crisis, could have an adverse effect on our business, prospects, operating results, financial condition, and cash flows going forward. The global economic downturn in 2009 and 2010 significantly adversely affected our business, results of operations and financial condition. Continued adverse economic conditions would have an adverse effect on us.

We may be unable to compete successfully with other companies in our industry.

We sell products and services in very competitive markets. In some cases, we compete with large oilfield services providers with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability.

Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the sectors we serve.

Historically, users of PVF and related products have purchased certain amounts of these products through distributors and not directly from manufacturers. If customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, we could experience a significant decrease in profitability. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties that might extend lead times. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain products from suppliers and manufacturers in sufficient quantities, or at all, could adversely affect our product offerings and our business.

We may experience cost increases from suppliers, which we may be unable to pass on to our customers.

In the future, we may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies or increases in the cost of raw materials or transportation. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. For example, we may be unable to pass increased supply costs on to our customers because significant amounts of our sales are derived from stocking program arrangements, contracts and MRO arrangements, which provide our customers time limited price protection, which may obligate us to sell products at a set price for a specific period. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products or services from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, including steel, nickel and molybdenum, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 50% of our total purchases during the year ended December 31, 2011 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

Price reductions by suppliers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that we purchased our inventory of these products at the higher prices prior to supplier price reductions.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. We have been selling the same types of products to our customers for many years and, therefore, do not expect that our inventory will become obsolete. However, there is no assurance that a substantial decline in product prices would not result in a write-down of our inventory value. Such a write-down could have an adverse effect on our financial condition.

Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could reduce our margins and profitability on sales with respect to the lower-priced products. Reductions in our margins and profitability on sales could have a material adverse effect on us.

A substantial decrease in the price of steel could significantly lower our gross profit or cash flow.

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our tubular product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Currently, steel pipe producers in the Western Hemisphere are in the process of adding more than two million tons of welded and seamless production capacity, most of which is due to come on line over the next three years. The increase in capacity could put pressure on the prices we receive for our tubular products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profit or cash flow.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time we order steel products and the time of delivery of the products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during the period. Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on steel cost increases and surcharges to our customers, and we may be unsuccessful in doing so.

We do not have long-term contracts or agreements with many of our customers. The contracts and agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately half of our sales for the year ended December 31, 2011. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

Changes in our customer and product mix could cause our gross margin percentage to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. Changes in our customer mix may result from geographic expansion, daily selling activities within current geographic markets and targeted selling activities to new customer segments. Changes in our product mix may result from marketing activities to existing customers and needs communicated to us from existing and prospective customers. If customers begin to require more lower-margin products from us and fewer higher-margin products, our business, results of operations and financial condition may suffer.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

We may be unable to successfully execute or effectively integrate acquisitions.

One of our key operating strategies is to selectively pursue acquisitions, including large scale acquisitions, in order to continue to grow and increase profitability. However, acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets. For example, we incurred $17.5 million in fees and expenses during 2009 related to our acquisition of MRC Transmark.

In addition, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•	amortization of acquired assets, which would reduce future reported earnings;

•	possible adverse short-term effects on our cash flows or operating results;

•	diversion of management’s attention from the ongoing operations of our business;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	failure to obtain and retain key personnel of an acquired business; and

•	assumption of known or unknown material liabilities or regulatory non-compliance issues.

Failure to manage these acquisition growth risks could have an adverse effect on us. We also agreed to acquire the piping systems business of OneSteel Ltd., and subsequently closed the acquisition in the first quarter of 2012. We may experience any of the risks described herein in closing and integrating the piping systems business of OneSteel Ltd.

Our significant indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have a significant amount of indebtedness. As of December 31, 2011, we had total debt outstanding of $1,526.7 million, borrowing availability of $583.7 million under our credit facilities and total liquidity (borrowing capacity plus cash on hand) of $629.8 million, representing leverage of 4.1x under the terms of the ABL Credit Facility. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, acquisitions, expenditures, debt service requirements or other general corporate purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged;

•	subjecting us to restrictive financial and operating covenants in the agreements governing our and our subsidiaries’ long-term indebtedness;

•

exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, results of operations and financial condition;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2011 was $136.8 million.

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on:

•	certain payments and investments;

•	the redemption and repurchase of capital stock;

•	the issuance of stock of subsidiaries;

•	the granting of liens;

•	the incurrence of additional indebtedness;

•	dividend restrictions affecting us and our subsidiaries;

•	asset sales; and

•	transactions with affiliates and mergers and acquisitions.

They also include financial maintenance covenants which contain financial ratios we must satisfy each quarter. Any failure to comply with these covenants could result in a default under our credit facilities. Upon a default, unless waived, the lenders under our secured credit facilities and 9.50% senior secured notes due December 15, 2016 (the “Notes”) would have all remedies available to a secured lender. They could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our or our subsidiaries’ assets and force us and our subsidiaries into bankruptcy or liquidation.

In addition, any defaults under our credit facilities, our Notes or our other debt could trigger cross defaults under other or future credit agreements and may permit acceleration of our other indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. For a description of our credit facilities and Notes, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We are a holding company and depend upon our subsidiaries for our cash flow.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or to pay dividends or make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of dividends, tax sharing payments or otherwise. In addition, McJunkin Red Man Corporation, our direct subsidiary and the primary obligor under our ABL Credit Facility and our Notes, is also dependent to a significant extent on the cash flow of its subsidiaries to meet its debt service obligations.

The ability of our subsidiaries to make any payments to us will depend on their earnings, the terms of their current and future indebtedness, tax considerations and legal and contractual restrictions on the ability to make distributions. In particular, our subsidiaries’ credit facilities currently impose significant limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to pay dividends to our stockholders. Subject to limitations in our credit facilities, our subsidiaries may also enter into additional agreements that contain covenants prohibiting them from distributing or advancing funds or transferring assets to us under certain circumstances, including to pay dividends.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt that the subsidiary issued.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices, particularly given our high level of outstanding indebtedness. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

If tariffs and duties on imports into the U.S. of line pipe, OCTG or certain of the other products that we sell are lifted, we could have too many of these products in inventory competing against less expensive imports.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and OCTG and, to a lesser extent, on imports of certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increases, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or increased supplies of these products drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and negatively impact the demand for our products.

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws; regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination and occupational health and safety. Regulations and courts may impose fines and penalties for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Our failure to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “U.S. federal Superfund law”) or its state and foreign equivalents, may impose the obligation to investigate and remediate contamination at a facility on current and former owners or operators or on persons who may have sent waste to that facility for disposal. These laws and regulations may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal Superfund law or its state or foreign equivalents, contamination has been identified at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate and remediate these conditions.

Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition, subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

In addition, environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations, are constantly evolving. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have on us. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on us.

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto protocol expires in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps on greenhouse gas emissions from certain facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the U.S. Environmental Protection Agency (the “EPA”) has begun to implement regulations that require permits for and reductions in greenhouse gas emissions for certain categories of facilities, the first of which became effective in January 2011. Pursuant to the terms of a settlement agreement, the EPA also intends to finalize greenhouse gas emissions standards, known as NSPS, for power plants in May 2012 and plans to issue such NSPS for refineries in the future. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, some states have adopted, and other states and the federal government are considering adopting, regulations that could impose more stringent permitting, disclosure, wastewater disposal and well construction requirements on hydraulic fracturing, a practice involving the injection of water containing more limited amounts of certain substances into rock formations (after perforating the formation with explosive charges) to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. These effective and potential regulations include a variety of well construction, set back, wastewater disposal and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal, regional or state regulation of hydraulic fracturing could significantly reduce the demand for our products in the high-growth shale regions of the U.S.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

Due to our position as a distributor, we are subject to personal injury, product liability and environmental claims involving allegedly defective products.

Our customers use certain of the products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including liability for certain events involving pollution or other environmental claims).

We are a defendant in asbestos-related lawsuits. Exposure to these and any future lawsuits could have a material adverse effect on us.

We are a defendant in lawsuits involving approximately 981 claims as of December 31, 2011 alleging, among other things, personal injury, including mesothelioma and other cancers, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

If we lose any of our key personnel, we may be unable to effectively manage our business or continue our growth.

Our future performance depends to a significant degree upon the continued contributions of our management team and our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. In particular, we rely on our sales and marketing teams to create innovative ways to generate demand for the products we distribute. The loss or unavailability to us of any member of our management team or a key sales or marketing employee could have a material adverse effect on us to the extent we are unable to timely find adequate replacements. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. We may be unsuccessful in attracting, hiring, training and retaining qualified personnel.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenues.

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our IT systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

The loss of third-party transportation providers upon whom we depend, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

We may need additional capital in the future, and it may not be available on acceptable terms.

We may require more capital in the future to:

•	fund our operations;

•	finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;

•	enhance and expand the range of products we offer; and

•	respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness.

Adverse weather events or natural disasters could negatively affect our local economies or disrupt our operations.

Certain areas in which we operate are susceptible to adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods and earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our branches and require us to close branches. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

We cannot predict whether or to what extent damage caused by these events will affect our operations or the economies in regions where we operate. These adverse events could result in disruption of our purchasing or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of these events.

We have a substantial amount of goodwill and other intangibles recorded on our balance sheet, partly because of our recent acquisitions and business combination transactions. The amortization of acquired assets will reduce our future reported earnings. Furthermore, if our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

As of December 31, 2011, we had $1.3 billion of goodwill and other intangibles recorded on our balance sheet. A substantial portion of these intangible assets result from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, will not have the significant acquired intangible assets that we have because they have not participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets will not negatively affect their reported earnings to the same degree as ours.

Additionally, under generally accepted accounting principles, goodwill and certain other intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for the impairment of goodwill, which would reduce our net income even though there would be no impact on our underlying cash flow. For example, we recorded a non-cash impairment charge in the amount of $386 million during the year ended December 31, 2009. This charge was based on the results of our annual impairment tests for goodwill and intangible assets, which indicated that the book value of these assets exceeded their fair value by this amount.

We face risks associated with conducting business in markets outside of North America.

We currently conduct substantial business in countries outside of North America. In addition, we are evaluating the possibility of establishing distribution networks in certain other foreign countries, particularly in Europe, Asia, the Middle East and South America. We could be materially and adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability. Examples of risks inherent in such non-North American activities include:

•	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;

•	unexpected changes in regulatory requirements;

•	changes in tariffs;

•	the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries;

•	fluctuations in currency exchange rates and the value of the U.S. dollar;

•	restrictions on repatriation of earnings;

•	expropriation of property without fair compensation;

•	governmental actions that result in the deprivation of contract or proprietary rights; and

•

the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in North America including export compliance and anti-bribery practices and governmental sanctions.

If we begin doing business in a foreign country in which we do not presently operate, we may also face difficulties in operations and diversion of management time in connection with establishing our business there.

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) has been enacted and came into effect on July 1, 2011. The provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons and entities. In addition, because we act as a distributor, we face the risk that our customers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with OFAC or other sanctions regulations.

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for the Notes or our other securities.

We face risks associated with international instability and geopolitical developments.

In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. We do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect us.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on us.

We also expect that it could be difficult and will be significantly more expensive to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”) or as executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and will be required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year ending December 31, 2012 (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the PCAOB might subject us to sanctions or investigation. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our controls. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common stock. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets which could adversely affect us.

The SEC’s move toward a single set of international accounting standards could materially impact our results of operations.

The SEC continues to move forward with a convergence to a single set of international accounting standards (such as International Financial Reporting Standards (“IFRS”)). The associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted. If we had ceased valuing our inventory under the LIFO method at December 31, 2011, we would have been required to make tax payments approximating $136 million over the subsequent four years.

The financial statements presented in this report may not provide an accurate indication of what our future results of operations are likely to be.

Given our recent history of consummating numerous acquisitions, our financial statements may not represent an accurate picture of what our future performance will be. We acquired the remaining 15% majority voting interest in McJunkin Appalachian Oilfield Supply Company (“McJunkin Appalachian”) in January 2007; we acquired Midway in April 2007; we entered into a business combination with Red Man in October 2007 (effectively doubling our size); we acquired the remaining approximately 49% noncontrolling interest in MRC Midfield in July 2008; we acquired LaBarge in October 2008; we acquired MRC Transmark in October 2009; we acquired MRC SPF in June 2011; and we acquired the piping systems business of OneSteel Ltd in March 2012. Our limited combined operating history may make it difficult to forecast our future operating results and financial condition. In particular, because of the significance of the Red Man combination, the financial statements for periods prior to that transaction are not comparable with those after the transaction.

Certain affiliates of The Goldman Sachs Group, Inc. control us and may have conflicts of interest with other stockholders or holders of debt securities of McJunkin Red Man Corporation. Conflicts of interest may arise because affiliates of our principal stockholder have continuing agreements and business relationships with us.

As of December 31, 2011, the Goldman Sachs Funds control 60% of our outstanding common stock. As a result, the Goldman Sachs Funds control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The Goldman Sachs Funds also have sufficient voting power to amend our organizational documents.

Conflicts of interest may arise between our principal stockholder and us. Affiliates of our principal stockholder engage in transactions with our Company. One affiliate of our principal stockholder, Goldman Sachs Lending Partners LLC, is the co-documentation agent and a managing agent for our ABL Credit Facility. See “Item 13—Certain Relationships and Related Transactions, and Director Independence”. Further, the Goldman Sachs Funds are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, the Goldman Sachs Funds or their affiliates could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to the Goldman Sachs Funds and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our certificate of incorporation, the Goldman Sachs Funds have no obligation to offer us corporate opportunities.

As a result of these relationships, the interests of the Goldman Sachs Funds may not coincide with the interests of our Company or other holders of our common stock or debt securities of McJunkin Red Man. Because of the significant equity position of the Goldman Sachs Funds, they may support actions which are in their interest as equity holders but which are not in the interests of bond holders. So long as the Goldman Sachs Funds continue to control a significant amount of the outstanding shares of our common stock, the Goldman Sachs Funds will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. See “Item 13—Certain Relationships and Related Transactions, and Director Independence”.

We do not currently intend to pay dividends in the foreseeable future.

It is uncertain when, if ever, we will declare dividends to our stockholders. We do not currently intend to pay dividends in the foreseeable future. Our ability to pay dividends is constrained by our holding company structure under which we are dependent on our subsidiaries for payments. Additionally, we and our subsidiaries are parties to credit agreements which restrict our ability and their ability to pay dividends. See “Item—Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We operate a modified hub and spoke model that is centered around our seven distribution centers in North America with more than 175 branch locations which have inventory and local employees. We own our Houston-Darien, TX and Nisku, AB Canada distribution centers and lease the remaining five distribution centers. We own less than 10% of our branch locations as we primarily lease the facilities. Additionally, in order to meet specific customer needs and maintain strong customer relationships, we hold inventory at approximately 700 on-site customer locations.

We operate through a network of over 30 branch locations located throughout Europe, Asia, Australasia and the Middle East, including distribution centers in each of the United Kingdom, Singapore and Australia. We also maintain an operations center for our international operations in Bradford, United Kingdom and Perth, Australia. We own our Brussels location and the remainder of our locations are leased.

Our company maintains its principal executive office at 2 Houston Center, 909 Fannin, Suite 3100, Houston, Texas, 77010 and also maintains corporate offices in Charleston, WV, and in Tulsa, OK. All three locations have corporate functions such as accounting, human resources, legal and information technology. We also maintain operations centers for our Canadian operations in Calgary, Alberta and for our international operations in Bradford, United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition or results of operations, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

Also, from time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings are not expected to have a material adverse effect on our financial position, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 15—Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the registrant’s common stock.

As of February 2012, there were 83 holders of the registrants common stock.

Our board of directors has not declared any dividends during 2010 or 2011 and currently has no present intention to declare any dividends.

McJunkin Red Man Corporation’s revolving credit facility and the indenture governing the notes have the effect of restricting our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Options	2,845,688	$17.04	904,312
Restricted Stock	141,997	N/A	358,003

Total	2,987,685	$17.04	1,262,315

Equity compensation plans not approved by security holders	None	N/A	None

ITEM 6.	SELECTED FINANCIAL DATA

On January 31, 2007, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), an affiliate of The Goldman Sachs Group, Inc., acquired a majority of the equity of the entity now known as McJunkin Red Man Corporation (then known as McJunkin Corporation) (the “GS Acquisition”). In this report, the term “Predecessor” refers to McJunkin Corporation and its subsidiaries prior to January 31, 2007 and the term “Successor” refers to the entity now known as MRC Global Inc. and its subsidiaries on and after January 31, 2007. As a result of the change in McJunkin Corporation’s basis of accounting in connection with the GS Acquisition, Predecessor’s financial statement data for the one month ended January 30, 2007 and earlier periods are not comparable to Successor’s financial data for the eleven months ended December 31, 2007 and subsequent periods.

McJunkin Corporation completed a business combination transaction with Red Man (the “Red Man Transaction”) on October 31, 2007. At that time, McJunkin Corporation was renamed McJunkin Red Man Corporation. Operating results for the eleven-month period ended December 31, 2007 include the results of MRC Global Inc. for the full period and the results of Red Man for the two months after the business combination on October 31, 2007. Accordingly, our historical results for the years ended December 31, 2011, 2010, 2009 and 2008 and the 11 months ended December 31, 2007 are not comparable to McJunkin Corporation’s historical results for the one month ended January 30, 2007.

The selected consolidated financial information presented below under the captions Statement of Operations Data and Other Financial Data for the years ended December 31, 2011, 2010, 2009 and 2008, and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2011 and December 31, 2010, have been derived from the consolidated financial statements of MRC Global Inc. included elsewhere in this report that Ernst & Young LLP, our independent registered public accounting firm, has audited. The selected consolidated financial information presented below under the captions Statement of Operations Data and Other Financial Data for the one month ended January 30, 2007 and the eleven months ended December 31, 2007, and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2009, December 31, 2008 and December 31, 2007, have been derived from the consolidated financial statements of MRC Global Inc. not included in this report that Ernst & Young LLP has audited.

All information in this Annual Report gives retroactive effect to the two-for-one reverse split of our common stock which occurred on February 29, 2012.

The selected historical consolidated financial data presented below has been derived from financial statements that have been prepared using accounting principles generally accepted in the United States of America (in millions, except share and per share amounts). This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Successor					Predecessor
	Year Ended December 31,				Eleven Months Ended December 31, 2007	One Month Ended January 30, 2007
	2011	2010	2009(1)	2008
Statement of Operations Data:
Sales	$4,832.4	$3,845.5	$3,661.9	$5,255.2	$2,124.9	$142.5
Cost of sales	4,124.2	3,327.0	3,067.4	4,273.1	1,761.9	114.9
Inventory write-down	—	0.4	46.5	—	—	—

Gross margin	708.2	518.1	548.0	982.1	363.0	27.6
Selling, general and administrative expenses	513.6	451.7	411.6	482.1	218.5	15.9
Goodwill and intangibles impairment charge	—	—	386.1	—	—	—

Operating income (loss)	194.6	66.4	(249.7)	500.0	144.5	11.7
Other (expenses) income:
Interest expense	(136.8)	(139.6)	(116.5)	(84.5)	(61.7)	(0.1)
Write off of debt issuance costs	(9.5)	—	—	—	—	—
Change in fair value of derivatives	7.0	(4.9)	8.9	(6.2)	—	—
Other, net	0.5	2.9	2.5	(2.6)	(0.8)	(0.4)

Total other (expense) income	(138.8)	(141.6)	(105.1)	(93.3)	(62.5)	(0.5)

Income (loss) before income taxes	55.8	(75.2)	(354.8)	406.7	82.0	11.2
Income taxes	26.8	(23.4)	(15.0)	153.2	32.1	4.6

Net (loss) income	29.0	(51.8)	(339.8)	253.5	49.9	6.6

Earnings (loss) per share amounts:
Basic	$0.34	$(0.61)	$(4.30)	$3.26	$1.44	—
Diluted	$0.34	$(0.61)	$(4.30)	$3.26	$1.44	—
Weighted average shares, basic (in thousands)	84,417	84,384	79,067	77,646	34,663
Weighted average shares, diluted (in thousands)	84,655	84,384	79,067	77,828	34,731
Basic—Class A	—	—	—	—	—	$376.70
Diluted—Class A	—	—	—	—	—	$376.70
Basic—Class B	—	—	—	—	—	$376.70
Diluted—Class B	—	—	—	—	—	$376.70
Dividends	$—	$—	$0.04	$6.10	$—	—

	Successor					Predecessor
	Year Ended December 31,				Eleven Months Ended December 31, 2007	One Month Ended January 30, 2007
	2011	2010	2009(1)	2008
Balance Sheet Data:
Cash	$46.1	$56.2	$56.2	$12.1	$10.1	$2.0
Working capital	1,074.7	842.6	930.2	1,208.0	674.1	211.1
Total assets	3,227.7	2,991.2	3,083.2	3,919.7	3,083.8	474.2
Total debt	1,526.7	1,360.2	1,452.6	1,748.6	868.4	4.8
Stockholders’ equity	720.9	689.8	743.9	987.2	1,262.7	245.2

Other Financial Data:
Adjusted Gross Margin	$849.6	$663.2	$493.5	$1,164.0	$400.6	$27.9
Adjusted EBITDA	$360.5	$224.2	$218.5	$744.4	$344.9	$26.0
Net cash:
Operating Activities	(102.9)	112.7	505.5	(137.4)	110.2	6.6
Investing Activities	(48.0)	(16.2)	(66.9)	(314.2)	(1,788.9)	(0.2)
Financing Activities	140.6	(98.2)	(393.9)	452.0	1,687.2	(8.3)

(1)	Includes $46.5 million inventory write-down and $386.1 million goodwill and intangibles impairment charge.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, other non-recurring and non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted EBITDA because it is an important measure used to determine the interest rate and commitment fee we pay under our ABL Credit Facility. In addition, we believe it is a useful factor indicator of our operating performance. We believe this for the following reasons:

•

Our management uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections, as well as for determining a significant portion of the compensation of our executive officers;

•

Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items, such as interest expense, income tax expense and depreciation and amortization, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired; and

•	Securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies.

In particular, we believe that Adjusted EBITDA is a useful indicator of our operating performance because Adjusted EBITDA measures our Company’s operating performance without regard to certain non-recurring, non-cash or transaction-related expenses.

Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income, cash flow from operations or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similar measures that other companies report because other companies may not calculate Adjusted EBITDA in the same manner as we do. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which has been a significant element of our costs. Because we use capital assets, depreciation expense is a significant element of our costs and impacts our ability to generate revenue. In addition, the omission of the amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of certain taxes, which is also a significant element of our operations. Furthermore, Adjusted EBITDA does not account for our LIFO inventory costing methodology, and therefore, to the extent that recently purchased inventory accounts for a relatively large portion of our sales, Adjusted EBITDA may overstate our operating performance. Because Adjusted EBITDA does not account for certain expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations, management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income and sales, to measure operating performance.

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Successor					Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 30, 2007
Net (loss) income	$29.0	$(51.8)	$(339.8)	$253.5	$49.9	$6.6
Income taxes	26.8	(23.4)	(15.0)	153.2	32.1	4.6
Interest expense	136.8	139.6	116.5	84.5	61.7	0.1
Write off of debt issuance costs	9.5	—	—	—	—	—
Depreciation and amortization	17.0	16.6	14.5	11.3	5.4	0.3
Amortization of intangibles	50.7	53.9	46.6	44.4	21.9	—
Amortization of purchase price accounting	—	—	15.7	2.4	—	—
Change in fair value of derivative instruments	(7.0)	4.9	(8.9)	6.2	—	—
Closed locations	—	(0.7)	1.4	4.4	—	—
Share based compensation	8.4	3.7	7.8	10.2	3.0	—
Franchise taxes	0.4	0.7	1.4	1.5	—	—
Gain on early extinguishment of debt	—	—	(1.3)	—	—	—
Goodwill and intangibles impairment	—	—	386.1	—	—	—
Inventory write-down	—	0.4	46.5	—	—	—
IT system conversion costs	—	—	2.4	1.4	—	—
M&A transaction & integration expenses	0.5	1.4	17.5	30.4	12.7	—
Midway pre-acquisition contribution	—	—	—	—	2.8	1.0
Legal and consulting expenses	9.9	4.2	1.9	0.4	—	—
Joint venture termination	1.7	—	—	—	—	—
Provision for uncollectible accounts	0.4	(2.0)	1.0	7.7	0.4	—
Red Man pre-acquisition contribution	—	—	—	—	142.2	13.1
Severance and related costs	1.1	3.2	4.4	—	—	—
MRC Transmark pre-Acquisition contribution	—	—	38.5	—	—	—
LIFO	73.7	74.6	(115.6)	126.2	10.3
Other expenses	1.6	(1.1)	(3.1)	6.7	2.5	0.3

Adjusted EBITDA	$360.5	$224.2	$218.5	$744.4	$344.9	$26.0

We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance and facilitates a meaningful comparison to our peers. We believe this for the following reasons:

•

Our management uses Adjusted Gross Margin for planning purposes, including the preparation of our annual operating budget and financial projections. This measure is also used to assess the performance of our business;

•

Investors use Adjusted Gross Margin to measure a company’s operating performance without regard to items, such as depreciation and amortization, and amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of transactions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether those companies elect to utilize the LIFO method and depending upon which LIFO method they may elect; and

•	Securities analysts can use Adjusted Gross Margin as a supplemental measure to evaluate overall operating performance of companies.

In particular, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses.

However, Adjusted Gross Margin does not represent and should not be considered an alternative to gross margin or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted Gross Margin may not be comparable to similar measures that other companies report because other companies may not calculate Adjusted Gross Margin in the same manner as we do. Although we use Adjusted Gross Margin as a measure to assess the operating performance of our business, Adjusted Gross Margin has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include depreciation and amortization expense. Because we use capital assets, depreciation expense is a significant element of our costs and impacts our ability to generate revenue. In addition, the omission of amortization expense associated with our intangible assets further limits the usefulness of this measure. Furthermore, Adjusted Gross Margin does not account for our LIFO inventory costing methodology and, therefore, to the extent that recently purchased inventory accounts for a relatively large portion of our sales, Adjusted Gross Margin may overstate our operating performance. Because Adjusted Gross Margin does not account for certain expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations, management does not view Adjusted Gross Margin in isolation or as a primary performance measure and also uses other measures, such as net income and sales, to measure operating performance.

The following table reconciles Adjusted Gross Margin to gross margin (in millions):

	Successor					Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Eleven Months Ended December 31, 2007	One Month Ended January 30, 2007
Gross margin	$708.2	$518.1	$548.0	$982.1	$363.0	$27.6
Depreciation and amortization	17.0	16.6	14.5	11.3	5.4	0.3
Amortization of intangibles	50.7	53.9	46.6	44.4	21.9	—
Increase (decrease) in LIFO reserve	73.7	74.6	(115.6)	126.2	10.3	—

Adjusted Gross Margin	$849.6	$663.2	$493.5	$1,164.0	$400.6	$27.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” and elsewhere in this report. All references throughout this section (and elsewhere in this report) to amounts available for borrowing under various credit facilities refer to amounts actually available for borrowing after giving effect to any borrowing base limitations imposed by the facility.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;

•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers, which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ credit;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•	adverse changes in political or economic conditions in the countries in which we operate;

•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly reporting company;

•	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•	the operation of our Company as a “controlled company”; and

•	the limited usefulness of our historic financial statements.

Undue reliance should not be placed on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent law requires.

Overview

We are the largest global industrial distributor of pipe, valves and fittings (PVF) and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 400 service locations. Our North American segment includes over 175 branch locations, six distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 160 pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 30 branch locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, Singapore and Australia and 10 automation service centers in Europe and Asia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 12,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

We have benefited from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures and believe that longer-term growth in PVF and industrial supply spending within the energy industry is likely to continue. Several factors have driven the long-term growth in spending, including underinvestment in energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately two-thirds of our sales are attributable to multi-year MRO arrangements where we have demonstrated an average annual retention rate of over 95% since 2000. We consider MRO arrangements to be normal, generally repetitive business that primarily addresses the recurring maintenance, repair or operational work to existing energy infrastructure. Project activities, including facility expansions or new construction projects, are more commonly associated with a customer’s capital expenditures budget and can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts, and as pricing continues to rebound, we believe that we have the ability to pass price increases on to the marketplace.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (E&P) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

•

Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including, E&P spending, additions and maintenance to pipeline mileage, refinery utilization and petrochemical and other industrial processing activity.

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

•

Customer, Manufacturer and Distributor Inventory Levels of PVF and Related Products. Customer, manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increases in our customers’ inventory levels can have an adverse effect on the demand for the products we distribute when customers draw from their inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and profitability. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased customer and manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.

Recent Trends and Outlook

The current outlook for activity in our end markets is positive. The period from 2005 to 2008 was a period of steady growth in North American oil and gas drilling and completion spending in our upstream market. Activity peaked in 2008, with oil pricing above $140 per barrel and natural gas prices above $14/mcf. Due to the associated record levels of E&P activity, there was a shortage of tubular products to meet the demand, and significant steel price inflation followed as a result. Approximately 40% of our sales and half of our gross profit was in tubular products during 2008 and these sales were typically at margins in excess of longer term historical levels for this product category. In our downstream/industrial market, 2005 to 2008 was a period of major refinery expansion projects in the U.S. to upgrade Midwestern and Gulf Coast refineries to handle heavier and more sour crude oil from Canada, Venezuela and other international sources. These large projects were in addition to normal “turnaround” and smaller project activity. During 2009 to 2010, as peak crude oil prices negatively impacted refining margins, the global economic recession reduced refined product demand, which resulted in decreased capital spending by our refining customers. In the U.S. petrochemical industry, the high natural gas prices of 2008 reduced investment, as natural gas is a primary cost and feedstock to this industry segment. In 2010 and 2011, increases in natural gas production from the U.S. shale plays led to lower natural gas commodity prices, which helped drive increases in customer spending and activity levels in this sector.

Global energy demand was negatively impacted in 2009 by the “great recession” in the global economy, which directly negatively affected oil and natural gas commodity prices. This resulted in lower spending by our major customers during 2009 and 2010, which, coupled with significant deflation in tubular steel prices, had a material impact on our profitability in 2009 and 2010 as customers renegotiated contracts with drilling contractors, energy service companies, equipment suppliers and distributors. The steep drop in demand, steel price deflation and new lower customer contract pricing along with high-cost inventory purchased in 2008 led to a major de-stocking effort of approximately $1 billion (including both inventory and outstanding purchase orders) at our Company during 2009, generating over $500 million in cash flow from operations. In certain instances, sales during this period in our tubular product category carried negative margins, which severely impacted our results during this period. Our non-tubular product lines were impacted to a much lesser degree.

In 2010, our business stabilized, but given continued economic uncertainty and the slow recovery, activity levels remained slow relative to more historical levels. In 2011, commodity oil and natural gas pricing improved, our customers’ E&P budgets increased, and product pricing increased as a result of the improvement in PVF demand. In addition, our high-cost tubular inventory was largely sold during 2009 and 2010, and as a result, profitability in 2011 began to improve. Steel inflation and pricing levels currently remain well below 2008 levels, but carbon steel pricing in line pipe has returned to a more normal historic range. OCTG pricing currently remains challenging, and we are rebalancing our product portfolio towards higher margin products, such as valves, fittings, flanges and other industrial products as a result.

During 2011, oil prices remained strong with an average price of approximately $95 per barrel for West Texas Intermediate (“WTI”), or approximately 19% above the average for 2010. Natural gas prices remained relatively flat at an average price during this period of $4/Mcf (Henry Hub), although they have declined below $3/Mcf more recently. Behind the strength of oil prices, in particular, North American drilling activity has increased an estimated 21% in 2011 relative to 2010. We continue to see a shift in rig counts from natural gas to oil, with oil drilling representing over 55% of the total North American rig count during 2011.

Activity levels in the upstream sector remain strong. In the U.S., the average total rig count was up 21% in 2011 as compared to 2010. Continued development within the Marcellus, Eagle Ford and Bakken shale regions primarily drove this increase in rig count. In 2011, we shipped approximately 674,000 tons of energy carbon steel tubular products in the U.S., 20% more tons than in 2010. In Canada, the average total rig count was up 20% in 2011 as compared to 2010. There we have experienced an increase in MRO, particularly in the heavy oil and tar sands regions, which has mitigated the downturn experienced in shallow natural gas drilling elsewhere in Canada.

The midstream sector, which includes gathering, transmission pipeline and natural gas utilities, is currently our fastest growing sector. We generated revenue growth of 33% in 2011 compared to 2010. New wells coming on line and the continued need for infrastructure within the shale basins has driven this growth. As a result of the shift in E&P activity from natural gas to oil, we have experienced a shift in activity from the natural gas regions of the Barnett, Haynesville, Woodford, and Fayetteville shales to the Bakken, Eagle Ford, Niobrara and Permian shales, which are heavier producing regions for oil and natural gas liquids. Revenue from our gathering and transmission customers increased 40% in 2011 as compared to 2010, while revenue from our natural gas utilities customers increased approximately 28% in 2011 compared to 2010, due to the increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure.

Our downstream and other industrials sector performance has improved in 2011 as compared to 2010. However, downstream market participants still appear cautious with respect to major capital spending in refining because of international refining capacity additions, higher crude oil prices and relatively low margins relative to longer term historical levels. We believe there will be increased turnaround activity by our major customers in our U.S. refining end market in 2012 and 2013 due to customers’ delays in routine turnaround activity for maintenance and repair. Our chemical and general industrials sector increased approximately 5% in 2011 compared to 2010, due to an increase in general economic activity, and growth in maintenance and capital projects activity. Internationally, where our business is heavily weighted toward the downstream sector, excluding the impact of the acquisition of MRC SPF, we have seen an improvement of 3% in revenues in 2011 as compared to 2010 due to a modest recovery in capital and operating expenditures in Europe during 2011. The impact of the European debt crisis on general economic conditions and the impact on energy consumption and the downstream sector are uncertain.

We determine backlog by the amount of unshipped third-party customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that we will earn a profit on the backlog of orders. Our backlog at December 31, 2011 was $823 million, including $693 million in our North American segment and $130 million in our International segment. In total, this backlog represents year over year growth of 41%, which we believe is a relatively good general indicator of overall activity for MRC.

Results of Operations for the years ended December 31, 2011, 2010 and 2009

Our operating results by segment are as follows (in millions). The results for the year ended December 31, 2009 only include the results of MRC Transmark (which comprises a majority of our International segment) for the two months after the business combination on October 30, 2009. Corporate administrative costs are included in the North American segment.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Sales:
North America	$4,502.8	$3,589.9	$3,610.1
International	329.6	255.6	51.8

Consolidated	$4,832.4	$3,845.5	$3,661.9

Operating Income (Loss):
North America	$183.9	$56.0	$(253.5)
International	10.7	10.4	3.8

Consolidated	$194.6	$66.4	$(249.7)

The following table shows key industry indicators for the years ended December 31, 2011, 2010 and 2009:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Average Total Rig Count(1):
United States	1,875	1,546	1,089
Canada	422	351	221

Total North America	2,297	1,897	1,310
International	1,167	1,094	997

Total Worldwide	3,464	2,991	2,307

Average Oil Rig Count(1):
United States	984	591	278
Canada	279	199	102

Total North America	1,263	790	380

Average Natural Gas Rig Count(1):
United States	888	943	801
Canada	141	148	120

Total North America	1,029	1,091	921

Average Commodity Prices(2):
WTI crude oil (per barrel)	$94.91	$79.48	$61.95
Brent crude oil (per barrel)	$111.26	$79.61	$61.74
Natural gas ($/Mcf)	$4.00	$4.37	$3.94

Average Monthly Well Permits(3):	5,811	5,317	4,266
3:2:1 Crack Spread(4)	$25.40	$12.92	$7.77
PMI Index (as of December 1 of each year)(5)	53.1	57.3	55.8

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

The breakdown of our sales by sector for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Upstream	47%	46%	44%
Midstream	26%	24%	24%
Downstream and other industrials	27%	30%	32%

	100%	100%	100%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

For the years ended December 31, 2011 and 2010 the following table summarizes our results of operations (in millions):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Sales:
North America	$4,502.8	$3,589.9	$912.9	25%
International	329.6	255.6	74.0	29%

Consolidated	$4,832.4	$3,845.5	$986.9	26%

Gross margin:
North America	$613.7	$442.7	$171.0	39%
International	94.5	75.4	19.1	25%

Consolidated	$708.2	$518.1	$190.1	37%

Selling, general and administrative expenses:
North America	$429.8	$386.7	$43.1	11%
International	83.8	65.0	18.8	29%

Consolidated	$513.6	$451.7	$61.9	14%

Operating income (loss):
North America	$183.9	$56.0	$127.9	228%
International	10.7	10.4	0.3	3%

Consolidated	$194.6	$66.4	$128.2	193%

Interest expense	(136.8)	(139.6)	2.8	2%
Write off of deferred financing fees	(9.5)	—	(9.5)	N/A
Other, net	7.5	(2.0)	9.5	475%
Income tax benefit (expense)	(26.8)	23.4	(50.2)	(215)%

Net income (loss)	$29.0	$(51.8)	$80.8	156%

Adjusted Gross Margin	$849.6	$663.2	$186.4	28%

Adjusted EBITDA	$360.5	$224.2	$136.3	61%

Sales.    Sales include the revenue recognized from the sales of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $4,832.4 million for the year ended December 31, 2011 as compared to $3,845.5 million for the year ended December 31, 2010.

North American Segment—Our North American sales increased $912.9 million to $4,502.8 million for 2011 from $3,589.9 million for 2010. The 25% increase was due to an increase in volume related to the improved business environment, including, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased $74.0 million to $329.6 million for 2011 from $255.6 million for 2010. Approximately $56 million of this increase was due to the acquisition of MRC SPF in June 2011, while the remainder of the increase is due to an improvement in volume in the downstream sector in Europe during 2011.

Gross Margin.    Our gross margin was $708.2 million (14.7% of sales) for the year ended December 31, 2011 as compared to $518.1 million (13.5% of sales) for the year ended December 31, 2010. The 1.2% improvement in gross margin percentage reflected the growth in sales, relative to certain costs such as depreciation and amortization, amortization of intangibles, and the impact of our LIFO inventory costing methodology, which are not directly related to activity levels and which remained relatively consistent from period to period. Excluding the impact of these items, gross margin percentage improved by 0.4%.

North American Segment—Gross margin for our North American segment increased to $613.7 million (13.6% of sales) for 2011 from $442.7 million (12.3% of sales) for 2010. The increase of $171.0 million was due to an increase in the volume of products sold year over year. The rig count increased 21% for that same period.

International Segment—Gross margin for our International segment increased to $94.5 million (28.7% of sales) for 2011 from $75.4 million (29.5% of sales) for 2010, an improvement of $19.1 million. The increase in gross margin was largely due to the acquisition of MRC SPF in June 2011, while the remainder of the increase is due to an increase in sales, particularly in Europe. The decrease in the gross margin percentage was due to the mix of products changing as a result of the acquisition of MRC SPF.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $27.3 million and $25.5 million for the years ended December 31, 2011 and 2010.

Adjusted Gross Margin.    Adjusted Gross Margin increased to $849.6 million (17.6% of sales) for 2011 from $663.2 million (17.2% of sales) for 2010, an improvement of $186.4 million. We define Adjusted Gross Margin as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Margin because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Margin is a useful indicator of our operating performance because Adjusted Gross Margin measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Margin as a key performance indicator in managing our business. We believe that gross margin is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Margin.

The following table reconciles Adjusted Gross Margin with our gross margin, as derived from our financial statements (in millions):

	Year Ended December 31,
	2011	Percentage of Revenue	2010	Percentage of Revenue
Gross margin, as reported	$708.2	14.7%	$518.1	13.5%
Depreciation and amortization	17.0	0.4%	16.6	0.4%
Amortization of intangibles	50.7	1.0%	53.9	1.4%
Increase in LIFO reserve	73.7	1.5%	74.6	1.9%

Adjusted Gross Margin	$849.6	17.6%	$663.2	17.2%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $513.6 million (10.6% of sales) for the year ended December 31, 2011 as compared to $451.7 million (11.7% of sales) for the year ended December 31, 2010. The $61.9 million increase was largely due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity combined with the impact of the acquisition of MRC SPF which had SG&A expenses of $12.3 million.

Operating Income.    Operating income was $194.6 million for the year ended December 31, 2011, as compared to operating income of $66.4 million for the year ended December 31, 2010, an improvement of $128.2 million. This improvement was a result of higher gross margins partially offset by the increase in selling, general and administrative expenses noted above.

Interest Expense.    Our interest expense was $136.8 million for the year ended December 31, 2011 as compared to $139.6 million for the year ended December 31, 2010.

Other Income (Expense).    We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $7.0 million and losses of $4.9 million during the year ended December 31, 2011 and December 31, 2010, respectively. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in deferred financing costs.

Income Tax (Expense) Benefit.    Our income tax expense was $26.8 million for the year ended December 31, 2011, as compared to an income tax benefit of $23.4 million for the year ended December 31, 2010. Our effective tax rates were 48.0% and 31.1% for the years ended December 31, 2011 and 2010. These rates generally differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates. The 2011 effective tax rate of 48.0% includes adjustments made in the fourth quarter of $4.0 million in deferred income tax expense required to recognize a higher rate at which we expect certain deferred taxes in the Netherlands and Canada to be realized, and an additional $3.9 million in current income tax expense related to the taxation of our foreign operations primarily caused by a geographic shift in taxable income in different jurisdictions.

Net Income (Loss).    Our net income was $29.0 million for the year ended December 31, 2011 as compared to a $51.8 million net loss for the year ended December 31, 2010, an improvement of $80.8 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $360.5 million for the year ended December 31, 2011, as compared to $224.2 million for the year ended December 31, 2010. Our Adjusted EBITDA increased $136.3 million over that period primarily due to the increase in gross margin and other factors noted above.

Adjusted EBITDA is an important measure under our ABL Credit Facility. In addition, we believe it provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA. The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2011	2010
Net income (loss)	$29.0	$(51.8)
Income tax (benefit) expense	26.8	(23.4)
Interest expense	136.8	139.6
Write off of debt issuance costs	9.5	—
Depreciation and amortization	17.0	16.6
Amortization of intangibles	50.7	53.9
Change in fair value of derivative instruments	(7.0)	4.9
Share based compensation expense	8.4	3.7
Legal and consulting expenses	9.9	4.2
Joint venture termination	1.7	—
Other non-cash expenses(1)	4.0	1.9
LIFO	73.7	74.6

Adjusted EBITDA	$360.5	$224.2

(1)	Other non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our ABL Credit Facility.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

For the years ended December 31, 2010 and 2009, the following table summarizes our results of operations (in millions):

	Year Ended December 31,		$ Change	% Change
	2010	2009
Sales:
North America	$3,589.9	$3,610.1	$(20.2)	<1%
International	255.6	51.8	203.8	393%

Consolidated	$3,845.5	$3,661.9	$183.6	5%

Gross Margin:
North America	$442.7	$534.1	$(91.4)	(17)%
International	75.4	13.9	61.5	442%

Consolidated	$518.1	$548.0	$(29.9)	(5)%

Selling, general and administrative expenses:
North America	$386.7	$400.9	$(14.2)	(4)%
International	65.0	10.7	54.3	507%

Consolidated	$451.7	$411.6	$40.1	10%

Goodwill and intangibles impairment charge:
North America	$—	$386.1	$(386.1)	(100)%
International	—	—	—	—

Consolidated	$—	$386.1	$(386.1)	(100)%

Operating income (loss):
North America	$56.0	$(253.5)	$308.9	122%
International	10.4	3.8	7.2	225%

Consolidated	$66.4	(249.7)	$316.1	127%
Interest expense	(139.6)	(116.5)	(23.1)	20%
Other, net	(2.0)	11.4	(13.4)	(118)%
Income tax benefit (expense)	23.4	15.0	8.4	56%

Net (loss)	$(51.8)	$(339.8)	$288.0	85%

Adjusted Gross Margin	$663.2	$493.5	$169.7	34%

Adjusted EBITDA	$224.2	$218.5	$5.7	3%

Sales.    Our sales were $3,845.5 million for the year ended December 31, 2010, as compared to $3,661.9 million for the year ended December 31, 2009, an increase of 5%.

North American Segment—Although sales were down slightly year-over-year, we started to see signs of an improving economy beginning in the fourth quarter of 2009. The previous year’s results included the carryover effect from high average capital and other expenditures during 2008, which was evident in our strong results through the first four months of 2009. As the economic environment in which we operate improved, including the year-over-year growth in rig counts and commodity prices, our sales followed. The fourth quarter of 2010 represented our fifth consecutive quarter of revenue growth. During the year ended December 31, 2010, the U.S. Gross Domestic Product (“GDP”) expanded by 2.9%, compared with a 2.6% contraction during the year ended December 31, 2009.

International Segment—Internationally, the inclusion of a full year’s results of MRC Transmark, as compared to only two months in 2009 following its acquisition on October 31, 2009, drove the overall increase we experienced in sales. However, our business environment weakened in 2010 due to reduced capital and other expenditures and project delays by our customers, especially in our downstream sector.

Sales of energy carbon steel tubular products accounted for approximately 38% and 40% of our total sales for the years ended December 31, 2010 and 2009. The change in sales of our energy carbon steel tubular products from 2009 to 2010 can be attributed to an increase in volumes. Substantially all of our energy carbon steel tubular products are sold in North America. Our valves, fittings, flanges and other products are not as susceptible to significant price fluctuations and pricing was largely consistent with 2009 levels.

We operate in many foreign countries and are subject to foreign currency rate fluctuations. Approximately 20% of our 2010 revenues were generated in domiciles outside of the United States, compared to 12% in 2009 (principally as a result of the acquisition of MRC Transmark at the end of October 2009).

Gross Margin.    Our North American gross margin decreased to $442.7 million (12.3% of sales) in 2010, from $534.1 million (14.8% of sales) in 2009. During the year ended December 31, 2010, we recognized $74.6 million in increased cost of sales related to our use of the LIFO method of accounting for inventory costs, compared to a $115.6 million decrease in cost of sales for the year ended December 31, 2009. Also, during the year ended December 31, 2009, we recognized a $46.5 million inventory write-down; there was no significant inventory write-down during the year ended December 31, 2010. In addition, during 2011 we continued to liquidate higher cost inventory, from the carryover effect of 2008. These factors resulted in a reduction in our gross margins from 2009 to 2010.

Internationally, our margin remained strong, increasing to 29.5% of sales in 2010 from 26.8% of sales in 2009.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $25.5 million and $24.4 million for the years ended December 31, 2010 and 2009.

Adjusted Gross Margin.    Our Adjusted Gross Margin was $663.2 million (or 17.2% of sales) for the year ended December 31, 2010, as compared to $493.5 million (or 13.5% of sales) for the year ended December 31, 2009.

The following table reconciles Adjusted Gross Margin to gross margin (in millions):

	Year Ended December 31,
	2010	Percentage of Revenue	2009	Percentage of Revenue
Gross margin, as reported	$518.1	13.5%	$548.0	15.0%
Depreciation and amortization	16.6	0.4%	14.5	0.4%
Amortization of intangibles	53.9	1.4%	46.6	1.3%
Increase in LIFO reserve	74.6	1.9%	(115.6)	(3.2)%

Adjusted Gross Margin	$663.2	17.2%	$493.5	13.5%

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $451.7 million (or 11.7% of sales) for the year ended December 31, 2010, as compared to $411.6 million (or 11.2% of sales) for the year ended December 31, 2009. This increase is attributable to our International operations where SG&A expenses increased $54.3 million as the result of the inclusion of a full year of expenses of MRC Transmark as compared to only two months of activity in 2009 following its October 31, 2009 acquisition. Our North American SG&A expenses as a percentage of sales decreased to 10.8% from 11.1%, as we implemented various cost savings initiatives, including reducing employee headcount by 2%, to right size our operations in light of the economic environment we faced.

Goodwill and Intangibles Impairment Charge.    During 2009, our earnings progressively decreased due to the reductions in our customers’ expenditure programs caused by the global economic recession, reductions in oil and natural gas commodity prices and other factors. These reductions resulted in reduced demand for our products and lower sales prices and margins, which altered our view of our marketplace. Consequently, we revised certain long-term projections for our business, which, in turn, impacted its estimated fair value. We concluded that the carrying value of our North American goodwill and our indefinite lived trade names exceeded their fair value resulting in a non-cash goodwill and intangibles impairment charge in the amount of $386.1 million during the year ended December 31, 2009. There was no such goodwill and intangibles impairment charge recorded during the year ended December 31, 2010.

Operating Income (Loss).    Operating income was $66.4 million for the year ended December 31, 2010, as compared to an operating loss of $249.7 million for the year ended December 31, 2009, an improvement of $316.1 million. The results of 2009 were negatively impacted by the $386.1 million non-cash goodwill and intangibles impairment charge, as well as the $46.5 million non-cash inventory write-down. Excluding these non-cash items, operating income declined by $116.5 million principally as a result of reduced gross margins from North American operations.

Interest Expense.    Our interest expense was $139.6 million for the year ended December 31, 2010, as compared to $116.5 million for the year ended December 31, 2009. The increase was due to a higher weighted-average interest rate, including the impact of our interest rate swap agreements and various commitment fees, which increased to 8.5% during 2010 from 6.6% in 2009. The issuance of our Notes in December 2009 and February 2010 had the impact of increasing the interest rate that we pay on $1.05 billion of debt by approximately 250 basis points. Also, in connection with the amendment to our then-existing principal revolving credit facility, the interest rate and commitment fees on such facility increased by approximately 200 basis points and 12.5 basis points, respectively.

Other Income (Expense).    We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives reduced earnings by $4.9 million for the year ended December 31, 2010 and increased earnings by $8.9 million for the year ended December 31, 2009.

Income Tax Benefit (Expense).    Our income tax benefit was $23.4 million for the year ended December 31, 2010, as compared to income tax benefit of $15.0 million for the year ended December 31, 2009. Our effective tax rates were 31.1% for the year ended December 31, 2010 and 4.2% for the year ended December 31, 2009. The 2010 rate differs from the federal statutory rate of 35% principally as a result of the impact of differing foreign income tax rates, which included the establishment of a valuation allowance related to certain foreign net operating loss carryforwards. The 2009 rate differs from the federal statutory rate primarily as a result of our nondeductible goodwill impairment charge.

Net (Loss).    Our net loss was $51.8 million for the year ended December 31, 2010 as compared to $339.8 million for the year ended December 31, 2009, an improvement of $288.0 million, primarily as a result of the non-cash $386.1 million goodwill and intangibles impairment charge and $46.5 million non-cash inventory write down. Excluding these non-cash items and their related income tax effects, net loss was lower by $98.9 million principally as a result of reduced gross margins from North American operations recorded in 2009.

Adjusted EBITDA.    Adjusted EBITDA was $224.2 million for the year ended December 31, 2010, as compared to $218.5 million for the year ended December 31, 2009.

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2010	2009
Net income (loss)	$(51.8)	$(339.8)
Income tax (benefit) expense	(23.4)	(15.0)
Interest expense	139.6	116.5
Depreciation and amortization	16.6	14.5
Amortization of intangibles	53.9	46.6
Inventory write-down	0.4	46.5
Change in fair value of derivative instruments	4.9	(8.9)
Goodwill impairment charge	—	386.1
MRC Transmark pre-acquisition contribution	—	38.5
Gain on early extinguishment of debt	—	(1.3)
Amortization of Purchase Price Accounting	—	15.7
Share based compensation expense	3.7	7.8
M&A transaction & integration expenses	1.4	17.5
Legal and consulting expenses	4.2	1.9
Other non-cash expenses(1)	0.1	7.5
LIFO	74.6	(115.6)

Adjusted EBITDA	$224.2	$218.5

(1)	Other non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our debt agreements.

Financial Condition and Cash Flows

Financial Condition

The following table sets forth selected balance sheet data for the periods indicated below (in millions):

	December 31, 2011	December 31, 2010	December 31, 2009
Inventory	$899.1	$765.4	$871.7
Working capital	1,074.7	842.6	930.2
Long-term debt, including current portion	1,526.7	1,360.2	1,452.6

Starting in 2010, we have been emphasizing a shift in our sales to higher gross margin products. Typically, OCTG (within our energy carbon steel tubular product portfolio) has generated the lowest gross margin. In alignment with this shift in emphasis, we have been re-balancing our inventories. At December 31, 2011, our energy carbon steel tubular products constituted approximately 45% of our inventory balance, down from 56% at the end of 2009. Conversely, our oilfield and natural gas distribution products, which typically generate a higher gross margin, comprised 55% of our inventory at December 31, 2011, up from 44% at the end of 2009.

Our working capital increased 28% from 2010 to 2011, as higher business activity levels drove volume related growth in inventories, accounts receivable and accounts payable, resulting in a $166.5 million increase in long-term borrowings from 2010 to 2011. We closely monitor our working capital position to ensure that we have the appropriate flexibility for our operations

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$(102.9)	$112.7	$505.5
Investing activities	(48.0)	(16.2)	(66.9)
Financing activities	140.6	(98.2)	(393.9)

Net (decrease) increase in cash and cash equivalents	$(10.3)	$(1.7)	$44.7

Effect of foreign exchange rate on cash	$0.3	$1.7	$(0.6)

Operating Activities

Net cash used in operating activities was $102.9 million in 2011, compared to net cash provided by operating activities of $112.7 million in 2010. The decrease in net cash used in operations was primarily the result of an increase in working capital required to meet the demands of increased business activity levels. Increased investment in working capital is typical in our business during periods of growth.

Net cash provided by operating activities decreased by $392.8 million to $112.7 million for the year ended December 31, 2010. In 2009, we implemented our inventory reduction plan in response to changing market conditions which contributed to the $505.5 million of cash provided by operations.

Investing Activities

Net cash used in investing activities was $48.0 million in 2011, compared to $16.2 million in 2010. The $31.8 million increase in cash used in investing activities is primarily due to the acquisitions of MRC SPF and VSC. Our capital expenditures as a percentage of sales was 0.4% in both 2011 and 2010. We believe that this level of capital expenditures is typical for our business.

Net cash used in investing activities decreased by $50.7 million to $16.2 million for the year ended December 31, 2010. In each year, our net cash used primarily related to our acquisition activity. In 2010, $12.4 million was used to acquire South Texas Supply and Dresser Oil Tools & Supply. In 2009, $55.5 million was used to acquire MRC Transmark.

Financing Activities

Net cash provided by financing activities was $140.6 million in 2011, compared to net cash used in financing activities of $98.2 million used in 2010. These activities generally reflect advances and payments on our revolving credit facilities. In 2011, we advanced $150.4 million under such facilities in order to fund growth in working capital in addition to the acquisitions of MRC SPF and VSC. By contrast, in 2010 we repaid $141.9 million under these facilities reflecting our efforts to reduce working capital, particularly inventory, in a weaker business environment.

Net cash used in financing activities decreased by $295.7 million to $98.2 million for the year ended December 31, 2010. The decrease reflected our discipline in managing our working capital and paying down indebtedness in a difficult business environment.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facilities. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products to our customers at margins sufficient to cover our fixed and variable expenses. As of December 31, 2011 and 2010, we had cash and cash equivalents of $46.1 million and $56.2 million, respectively. As of December 31, 2011 and 2010, $41.0 million and $50.7 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans that require the repatriation of such amounts.

Our credit facilities consist of a $1.05 billion North American asset-based revolving credit facility that provides for borrowings of up to $900 million under a U.S. tranche and CAD$150 million under a Canadian tranche, a €10 million multi-currency overdraft facility, and a €60 million credit facility at our principal international subsidiary which currently consists of a AUD$30.3 million term loan facility and a €34.5 million revolving credit facility, with a € 20 million sublimit on letters of credit. We maintain these facilities primarily to finance our working capital and operations, as well as pursue certain mergers and acquisitions. As of December 31, 2011, we had $583.7 million available under these credit facilities, which represented approximately a $109.0 million increase in availability under similar facilities at December 31, 2010. As noted above, our ability to transfer funds among countries could be hampered by additional tax liabilities imposed as a result of these transfers.

We also have $1.05 billion of our Notes outstanding. In December 2009, we issued $1.0 billion of Notes and applied the net proceeds to pay substantially all the outstanding borrowings under our then existing term loan and our junior term loan facilities. In February 2010, we issued an additional $50 million of Notes and applied the net proceeds to repay amounts outstanding under our U.S. revolving credit facility.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in the Indenture and various credit facilities as of and during the year ended December 31, 2011.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing in the public or private markets, based on market conditions. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. We may also seek, from time to time, depending on market conditions, to refinance certain categories of our debt, including our Notes and our debt agreements. We may also, from time to time, seek to repurchase our Notes in the open market or otherwise. Any such transaction would be subject to market conditions, compliance with all of our debt agreements, and various other factors.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2011 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

	Total	2012	2013-2014	2015-2016	More Than 5 Years
Long-term debt(1)	$1,526.7	$—	$38.6	$1,488.1	$—
Interest payments(2)	552.6	114.2	225.3	213.1	—
Interest rate swap	2.2	2.2	—	—	—
Capital leases	3.3	0.5	1.0	0.6	1.2
Operating leases	114.6	31.3	44.8	21.7	16.8
Purchase obligations(3)	617.7	617.7	—	—	—
Other long-term liabilities	14.6	—	—	—	14.6

Total	$2,831.7	$765.9	$309.7	$1,723.5	$32.6

(1)	Long-term debt is based on debt outstanding on December 31, 2011.
(2)	Interest payments are based on interest rates in effect at December 31, 2011 and assume contractual amortization payments.
(3)	Purchase obligations reflect our commitments to purchase PVF products in the ordinary course of business. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases cancellations may subject to cancellation fees or penalties, depending on the terms of the contract.

We historically have been an acquisitive company. We expect to fund future acquisitions primarily with cash flows from (i) borrowings, either the unused portion of our facilities or new debt issuances, (ii) cash provided by operations, or (iii) the issuance of additional equity in connection with such acquisitions.

Description of Our Indebtedness

ABL Credit Facility

In June 2011, McJunkin Red Man Corporation and certain of its subsidiaries entered into an asset-based revolving credit facility with Bank of America, N.A., as agent and a lender (the “Agent”) and other lenders from time to time parties to the facility. McJunkin Red Man Corporation is a wholly owned, direct subsidiary of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation). The ABL Credit Facility consists of:

•

a U.S. tranche, under which McJunkin Red Man Corporation and certain of its U.S. subsidiaries (the “U.S. Borrowers”) may borrow in U.S. Dollars up to a maximum amount of the lesser of the U.S. Borrowing Base (as defined below) and $900 million (the “Total U.S. Commitment”), and

•

a Canadian tranche, under which Midfield Supply LLC, a wholly owned Canadian subsidiary of McJunkin Red Man Corporation, may borrow in Canadian Dollars up to a maximum amount of the lesser of its Canadian Borrowing Base (as defined below) and CAD$150 million (the “Total Canadian Commitment”).

The U.S. Borrowers may use up to $80 million of the U.S. tranche for letters of credit and up to $75 million for swingline loans. Subject to certain conditions, McJunkin Red Man Corporation has the power to designate other Canadian subsidiaries as borrowers under the ABL Credit Facility (together with Midfield Supply LLC, the “Canadian Borrowers”). The Canadian Borrowers may use up to CAD$20 million of the Canadian tranche for letters of credit and up to CAD$25 million for swingline loans. The ABL Credit Facility matures on June 14, 2016. We refer to the Canadian Borrowers and the U.S. Borrowers collectively as the “Borrowers” in this “ABL Credit Facility” description.

Each Canadian Borrower is permitted to make borrowings under the Canadian tranche in Canadian Dollars of up to the maximum amount of the lesser of its Canadian Borrowing Base (calculated separately from the Canadian Borrowing Bases of the other Canadian Borrowers) and the Total Canadian Commitment (less the borrowings of any other Canadian Borrowers). Subject to certain conditions, the Total U.S. Commitment and the Total Canadian Commitment may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $250 million.

Borrowing Bases. The “U.S. Borrowing Base” will be equal to the sum of:

•	the book value of eligible accounts receivable of the U.S. Borrowers; plus

•	the lesser of:

•	70% of the net book value of eligible inventory (adding back the LIFO reserve calculated in accordance with GAAP) of the U.S. Borrowers and

•

the net orderly liquidation value of eligible inventory (net of current monthly shrinkage reserve calculated in accordance with GAAP and valued at cost) of the U.S. Borrowers multiplied by the advance rate of 85%;

•	minus certain reserves.

Each “Canadian Borrowing Base” will be equal to the sum of:

•	the book value of eligible accounts receivable of the applicable Canadian Borrower; plus

•	the lesser of:

•	70% of the net book value of eligible inventory (adding back the LIFO reserve calculated in accordance with GAAP) of the applicable Canadian Borrower and

•

the net orderly liquidation value of eligible inventory (net of current monthly shrinkage reserve calculated in accordance with GAAP and valued at cost) of the applicable Canadian Borrower multiplied by the advance rate of 85%;

•	minus certain reserves.

Guarantees and Security. The U.S. Borrowers guarantee the obligations under the U.S. tranche. The U.S. Borrowers and the Canadian Borrowers guarantee the obligations under the Canadian tranche.

Obligations under the U.S. tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers. Obligations under the Canadian tranche are secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers and the Canadian Borrowers and

•	a pledge of indebtedness owing to the Canadian Borrowers and capital stock of their wholly owned subsidiaries.

The security interest in accounts receivable and inventory of the U.S. Borrowers ranks prior to the security interest in this collateral, which secures the Notes (as defined below).

Interest Rate and Fees. Borrowings under the U.S. tranche bear interest at a rate per annum equal to, at the U.S. Borrower’s option, either:

•	the adjusted LIBOR rate plus an applicable margin or

•	a U.S. base rate plus an applicable margin.

Borrowings under the Canadian Tranche bear interest at a rate per annum equal to, at the Canadian Borrower’s option, either:

•	the adjusted Canadian BA Rate (as defined) plus an applicable margin,

•	a Canadian base rate plus an applicable margin or

•	a Canadian prime rate plus an applicable margin.

The applicable margin was initially 2.00% for LIBOR and Canadian BA Rate borrowings and 1.00% for the U.S. base rate, Canadian base rate and Canadian prime rate borrowings, in each case subject to a 0.25% step-up or step-down based on a consolidated fixed charge coverage ratio as of the end of the most recent fiscal quarter. The applicable margin for the U.S. base rate, Canadian base rate and Canadian prime rate borrowings will be 100 basis points lower than the applicable margin for LIBOR and Canadian BA Rate borrowings.

In addition to paying interest on outstanding principal under the ABL Credit Facility, the Borrowers are required to pay a commitment fee in respect of unutilized commitments under the ABL Credit Facility, which is equal to 0.375% per annum.

Voluntary Prepayments. The Borrowers may voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to the payment of certain costs in the case of LIBOR and Canadian BA Rate borrowings.

Restrictive Covenants and Other Matters. The ABL Credit Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA to the sum of cash interest, principal payments on indebtedness, unfinanced capital expenditures and accrued income taxes) of at least 1.0 to 1.0 when excess availability is less than or equal to the greater of:

•	10% of the total commitments under the ABL Credit Facility; and

•	$75 million.

The ABL Credit Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Borrowers and their restricted subsidiaries to:

•	create, incur, assume, or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of the Borrowers’ or their restricted subsidiaries’ assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain subordinated indebtedness.

The ABL Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with many restrictions on the repayment of subordinated indebtedness, restricted payments and investments not being applicable when the Borrowers’ excess availability exceeds a certain threshold. The restriction on incurring unsecured indebtedness is not applicable when the

Borrowers’ and their restricted subsidiaries’ total debt to EBITDA ratio is less than or equal to 5.5:1.0, and the restriction on incurring secured indebtedness is not applicable when, among other things, the Borrowers’ and their restricted subsidiaries’ secured debt to EBITDA ratio is less than or equal to 5.0:1.0.

The ABL Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security document supporting the ABL Credit Facility to be in force and effect and change of control. If such an event of default occurs, the Agent under the ABL Credit Facility is entitled to take various actions, including the acceleration of amounts due under the ABL Credit Facility, the termination of all revolver commitments and all other actions that a secured creditor is permitted to take.

Senior Secured Notes

In December 2009, McJunkin Red Man Corporation issued $1.0 billion of aggregate principle amount of its 9.5% senior secured notes (“the Notes”). We used the proceeds of the offering of the Notes to pay all the outstanding borrowings under our then-existing term loan facility and junior term loan facility. McJunkin Red Man Corporation issued an additional $50 million of Notes in February 2010.

The Notes mature on December 15, 2016. Interest accrues at 9.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2010. The Notes are guaranteed on a senior secured basis by MRC Global Inc. and all of the current and future wholly owned domestic subsidiaries of McJunkin Red Man Corporation (other than certain excluded subsidiaries) and any of McJunkin Red Man Corporation’s future restricted subsidiaries that guarantee any indebtedness of McJunkin Red Man Corporation or any subsidiary guarantor, including the ABL Credit Facility (the “Subsidiary Guarantors”).

Redemption and Repurchase. At any time prior to December 15, 2012 and subject to certain conditions, McJunkin Red Man Corporation may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes issued under the Indenture at a redemption price of 109.50%, plus accrued and unpaid interest, with the cash proceeds of certain qualifying equity offerings. Additionally, at any time prior to December 15, 2012, McJunkin Red Man Corporation may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after December 15, 2012, McJunkin Red Man Corporation may redeem all or a part of the Notes upon not less than 15 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after December 15, 2012, but before December 15, 2013	107.125%
On or after December 15, 2013 but before December 15, 2014	104.750%
On or after December 15, 2014 but before December 15, 2015	102.375%
On or after December 15, 2015 and thereafter	100.000%

Upon the occurrence of a change of control as defined under the Indenture, McJunkin Red Man Corporation will be required to make an offer to repurchase each holder’s Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Covenants. The Indenture contains covenants that limit the ability of McJunkin Red Man Corporation and its restricted subsidiaries to, among other things, incur additional indebtedness, issue certain preferred stock or disqualified capital stock, create liens, pay dividends or make other restricted payments, make certain payments on debt that is subordinated or secured on a basis junior to the Notes, make investments, sell assets, create restrictions on the payment of dividends or other amounts to McJunkin Red Man Corporation from restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of McJunkin Red Man Corporation’s assets, enter into transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries.

Collateral. The Notes and the Subsidiary Guarantor guarantees are secured on a senior basis (subject to permitted prior liens), together with any other Notes issued under the Indenture or other debt that is secured equally and ratably with the Notes, subject to certain conditions (“Priority Lien Obligations”), equally and ratably by security interests granted to the collateral trustee in all Notes Priority Collateral (as such term is defined in the Indenture) from time to time owned by McJunkin Red Man Corporation or the Subsidiary Guarantors. The guarantee of MRC Global Inc. of the Notes is not secured. The Notes Priority Collateral generally comprises substantially all of McJunkin Red Man Corporation’s and the Subsidiary Guarantors’ tangible and intangible assets, other than specified excluded assets.

The Notes and the guarantees by the Subsidiary Guarantors are also secured on a junior basis (subject to the lien to secure the ABL Credit Facility and other permitted prior liens) by security interests granted to the collateral trustee in all ABL Priority Collateral (as such term is defined in the Indenture) that McJunkin Red Man Corporation or the Subsidiary Guarantors owns from time to time. Subject to certain exceptions, the ABL Priority Collateral generally comprises substantially all of McJunkin Red Man Corporation’s and the Subsidiary Guarantors’ accounts receivable, inventory, general intangibles and other assets relating to the foregoing, deposit and securities accounts, and proceeds and products of the foregoing, other than specified excluded assets. Assets owned by McJunkin Red Man Corporation’s non-guarantor subsidiaries and by MRC Global Inc. are not part of the collateral securing the Notes.

MRC Transmark Facility

MRC Transmark and its material subsidiaries (the “MRC Transmark Group”) are parties to a €60 million credit facility with HSBC Bank PLC, dated September 17, 2010 (as amended, restated and supplemented from time to time, the “MRC Transmark Facility”) which currently consists of a AUD$30.3 million (USD$30 million) term loan facility and a €34.5 million (USD$45 million) revolving credit facility, with a €20 million (USD $26 million) sublimit on letters of credit. MRC Transmark Holdings UK Limited is also party to a €10 million (USD$13 million) multi-currency overdraft facility, which was entered into on June 30, 2011. At December 31, 2011, AUD$30.3 million (USD$31 million) was outstanding under the MRC Transmark Facility, USD$45.0 million was available under the MRC Transmark Facility, and the weighted average interest rate on borrowings was 7.17%. At December 31, 2011, €0.2 million (USD$0.3 million) was outstanding under the multi-currency overdraft facility.

The MRC Transmark Facility reduces by €10 million (USD$13 million) over its three year term (subject to foreign exchange calculations given its dual currency nature). The multi-currency overdraft facility has a term of one year.

The MRC Transmark Facility bears interest at LIBOR or, in relation to any loan in Euros, EURIBOR, plus an applicable margin. The margin is calculated according to the following table:

Leverage Ratio	Margin
Less than or equal to 0.75:1	1.50%
Greater than 0.75:1, but less than or equal to 1.00:1	1.75%
Greater than 1.00:1, but less than or equal to 1.50:1	2.00%
Greater than 1.50:1, but less than or equal to 2.00:1	2.25%
Greater than 2.00:1	2.50%

MRC Transmark and its material subsidiaries guarantee the MRC Transmark Facility. Substantially all of the assets of the MRC Transmark Group secure the MRC Transmark Facility.

The MRC Transmark Facility also requires MRC Transmark to ensure (in respect of the MRC Transmark Group):

•	an interest coverage ratio not less than 3.50:1, and

•	a leverage ratio not to exceed 2.50:1.

We were in compliance with these covenants as of and for the year ended December 31, 2011.

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $17 million of standby letters of credit, trade guarantees given by bankers and bid, performance and surety bonds at December 31, 2011. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of December 31, 2011, we are a defendant in lawsuits involving approximately 981 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through December 31, 2011, lawsuits involving 11,831 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2011, approximately $1.8 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries. Of this amount, approximately $1.4 million has been paid to settle claims alleging mesothelioma, $0.4 million for claims alleging lung cancer and $0.1 million for non-malignant claims. The following chart summarizes, for each year since 2007, the approximate number of pending claims, new claims, settled claims, dismissed claims, and approximate total settlement payments, average settlement amount and total defense costs:

	Claims Pending at End of Period	Claims Filed	Claims Settled	Claims Dismissed	Settlement Payments $	Average Settlement Amount $	Defense Costs $
Fiscal year ended December 31, 2007	825	23	3	7	72,500	24,167	218,900
Fiscal year ended December 31, 2008	846	43	16	6	295,500	18,469	336,497
Fiscal year ended December 31, 2009	905	81	12	10	193,500	16,125	463,213
Fiscal year ended December 31, 2010	948	89	28	18	481,000	17,179	604,565
Fiscal year ended December 31, 2011	981	96	33	30	571,500	17,318	562,964

As the table above shows, there has been an increase in the number of claims filed since the fiscal year ending December 31, 2007. We believe that this increase is primarily due to an increase in the marketing efforts by personal injury law firms in West Virginia and Pennsylvania. Although we do not know whether this is a trend that will continue in the near term, in the long term, we anticipate that asbestos-related litigation against us will decrease as the incidence of asbestos-related disease in the general U.S. population decreases.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. These analyses consist of separately estimating our reserve with respect to pending claims (both those scheduled for trial and those for which a trial date had not been scheduled), mass filings (including lawsuits brought in West Virginia each involving many, in some cases over a hundred, plaintiffs, which include little information regarding the nature of each plaintiff’s claim and historically have rarely resulted in any payments to plaintiff) and probable future claims. A key element of the analysis is categorizing our claims by the type of disease the plaintiffs allege and developing “benchmark” estimated settlement values for each claim category based on our historical settlement experience. These estimated settlement values are applied to each of our pending individual claims. With respect to pending claims where the disease type is unknown, the outcome is projected based on historic experience. The reserve with respect to mass filings is estimated by determining the number of individual plaintiffs included in the mass filings likely to have claims resulting in settlements based on our historical experience with mass filings. Finally, we estimate the value of probable claims that plaintiffs may assert against us over the next 15 years based on public health estimates of future incidences of certain asbestos-related diseases in the general U.S. population. Estimated settlement values are applied to those projected claims. Our annual assessment, dated September 30, 2011, projected that our payments to asbestos claimants over the next 15 years are estimated to range from $5 million to $11 million. Given these estimates and existing insurance coverage that historically has been available to cover substantial portions of our past payments to claimants and defense costs, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. Our belief that our accruals and associated estimates are currently adequate, however, relies on a number of significant assumptions, including:

•	That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;

•	That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;

•	That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;

•	That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;

•	That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;

•	That there are no materially negative developments in the claims pending against us; and

•	That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims.

Also, there is a possibility that resolution of certain legal contingencies for which there are no liabilities recorded could result in a loss. Management is not able to estimate the amount of such loss, if any. However, in our opinion, the ultimate resolution of all pending matters is not expected to have a material effect on our financial position, although it is possible that such resolutions could have a material adverse impact on results of operations in the period of resolution. Further, given the relatively small amounts we have paid in recent periods and our expectations regarding future required payments, we do not believe that the ultimate resolution of these matters for any period will have a material impact on our liquidity in any period on either a short term or long term basis.

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition or results of operations, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 15—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2011.

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial position, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

NiSource Claim. In the summer of 2010, our customer NiSource, Inc. notified us that certain polyethylene pipe that PolyPipe, Inc. manufactured may be defective. NiSource requested that the Company and PolyPipe repair and replace the allegedly defective pipe and reimburse NiSource for the costs of locating and removing the pipe. When installing the pipe, NiSource did not track where the pipe was installed, so to locate the allegedly defective pipe, NiSource has embarked on a program of “potholing” or digging holes by possible sites where the pipe was used to locate the serial numbers of the pipe that may be defective. This has caused NiSource to test locations far in excess of the locations where the allegedly defective pipe may have been used.

On April 28, 2011, PolyPipe filed a petition in the District Court in Cooke County, Texas against the Company and NiSource seeking, among other things, a declaratory judgment that PolyPipe was not responsible for the costs relating to the NiSource’s alleged failure to track and record the installation locations of the pipe and NiSource’s expenditures to implement a potential remediation plan including finding the pipe and removing the pipe. On June 1, 2011, the Court entered an order of non-suit, dismissing PolyPipe’s claims without prejudice to their re-filing the same claims.

NiSource is in the process of locating where the allegedly defective pipe was used while the parties discuss a possible resolution of their respective claims. NiSource has asserted that the Company and PolyPipe are liable for the costs of finding the allegedly defective pipe. Under its contract with NiSource, the Company is not liable for consequential damages. The Company believes that this applies to damages such as finding the allegedly defective pipe. To the extent that pipe is actually defective, the Company may be liable under its warranty to replace the defective pipe. The Company believes that PolyPipe, as the manufacturer of the pipe, is ultimately liable for any manufacturing defects. The Company believes that the ultimate outcome of NiSource’s claim will not be material

Former Shareholder Litigation. On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain non-core assets contained in the December 2006 merger agreement, and seeking damages and equitable relief.

We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. The Company moved for summary judgment to dismiss the remaining claims, and the plaintiffs moved for summary judgment to uphold their claims, in each case, on October 21, 2011. The Delaware Chancery Court heard oral arguments with respect to the summary judgment motion on February 8, 2012. The parties subsequently reached an agreement whereby the Company agreed to distribute $1.9 million to the former shareholders (excluding the plaintiffs in the litigation) and both parties have released each other from their respective claims. The final settlement documents were executed by the parties in February 2012.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. To apply these principles, management must make judgments and assumptions and develop estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited financial statements included elsewhere in this report. These critical accounting policies could materially affect the amounts recorded in our financial statements. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer-specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually, but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for losses on receivables is included in SG&A expenses in the accompanying consolidated statements of income. During 2010, we reduced our allowance for doubtful accounts by approximately $2 million, as the economic conditions in which we, and our customers, operate improved. At December 31, 2011, 2010 and 2009, the allowance for doubtful accounts was $4.8 million, $4.5 million and $8.8 million, or 0.6%, 0.7% and 1.7% of gross accounts receivable, respectively.

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory volume. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $217.4 million and $140.0 million at December 31, 2011 and 2010, respectively, were valued at the lower of weighted-average cost or market.

Under the LIFO inventory valuation method, changes in the cost of inventory are recognized in cost of sales in the current period even though these costs may have been incurred at significantly different values. Since the Company values most of its inventory using the LIFO inventory costing methodology, a rise in inventory costs has a negative effect on operating results, while, conversely, a fall in inventory costs results in a benefit to operating results. In a period of rising prices, cost of sales recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining prices, costs of sales recognized under LIFO are generally lower than cash costs of the inventory sold.

The LIFO inventory valuation methodology is not utilized by many of the companies with which we compete, including foreign competitors. As such, our results of operations may not be comparable to those of our competitors during periods of volatile material costs due, in part, to the differences between the LIFO inventory valuation method and other acceptable inventory valuation methods.

During 2008, in addition to an increase in sales volumes, we experienced inflation in the cost of our products of approximately 21% on a weighted average basis. The increase in our tubular products was even more significant, with 2008 inflation of approximately 28%. In 2009, this trend reversed, with our overall product mix experiencing 15% deflation, with tubular products deflating approximately 20%. As a result of lengthening lead times from our manufacturers during mid to late 2008, we continued to receive inventory during the fourth quarter and into the first quarter of 2009 that was ordered to support the greater demand during mid to late 2008. The resulting inventory overstock, coupled with the deflation we experienced, resulted in the cost of our inventory balance being above market value. As a result of our lower-of-cost-or-market assessment, we recorded a $46.5 million write-down of our inventory during the year ended December 31, 2009. There were no significant write-downs during the years ended December 31, 2010 or 2011.

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 16% of our total assets as of December 31, 2011. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.

The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. During 2009, as the key factors affecting our business declined and our profitability progressively declined throughout the year, we determined that an impairment indicator existed and performed an impairment test on our long-lived assets. This test required us to make forecasts of our future operating results, the extent and timing of future cash flows, working capital, profitability and growth trends. We performed our impairment test as of October 27, 2009 which did not result in an impairment charge. During 2010 and 2011, no indicators of impairment existed. While we believe our assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 26% of our total assets as of December 31, 2011. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, each October, or more frequently if circumstances indicate that impairment may exist. Prior to the acquisition of MRC Transmark, which closed on October 30, 2009, we had only one reporting unit. Following the MRC Transmark acquisition, we began evaluating goodwill for impairment at two reporting units that mirror our two reportable segments (North America and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of the end of October of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, the second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. As a result of our impairment test, we recognized a $309.9 million pre-tax impairment charge during the year ended December 31, 2009. No such impairment charges were recognized during the years ended December 31, 2010 and 2011 as the estimated fair value of each of our two reporting units substantially exceeded their carrying values. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. As a result of our impairment test, we recognized a $76.2 million pre-tax impairment charge during the year ended December 31, 2009. No such impairment charges were recognized during the years ended December 31, 2010 and 2011, as the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Income Taxes: We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

Our tax provision is based upon our expected taxable income and statutory rates in effect in each country in which we operate. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes we provide during any given year.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the new information is available.

We classify interest and penalties related to unrecognized tax positions as income taxes in our financial statements. We intend to permanently reinvest certain earnings of our foreign subsidiaries in operations outside of the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. The amendments in this update are to be applied retrospectively.

In December 2011, the FASB issued Accounting Standards Update to the above statement (ASU No. 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, changes in Update 2011-05 that relate to presentation of reclassification adjustments have been deferred. All other requirements in Update 2011-05 are not affected by this update. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. We do not expect the guidance to impact our consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued Accounting Standards Update (ASU No. 2011-08), Testing for Goodwill Impairment, an amendment to ASC Topic 350, Intangibles—Goodwill and Other. Under this amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance for public entities is effective during interim or annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that ASU No. 2011-08 will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2011, all of our outstanding term and revolving debt, except for the Notes, was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2011, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $5.0 million per year if the amounts outstanding under our revolving credit facilities remained the same for an entire year.

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in interest rates. Currently, we manage our interest rate risk through the use of floating interest rate debt facilities and interest rate contracts. As of December 31, 2011, we had 100% of our floating interest rate debt hedged with interest rate contracts. Effective March 31, 2009, we entered into a freestanding $500 million interest rate swap derivative to pay interest at a fixed rate of approximately 1.77% and receive 1-month LIBOR variable interest rate payments monthly through March 31, 2012. We have several additional interest rate swap derivatives, with notional amounts approximating $19 million in the aggregate. At December 31, 2011, the fair value of our interest rate swap agreements was a liability of approximately $2.0 million. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The counterparties to our interest rate swap agreements are major financial institutions.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses of $0.2 million, $0.6 million and $0.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8.	FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2011, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Commission Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

For the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm required by the Sarbanes-Oxley Act due to a transition period established by rules of the SEC.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages (as of December 31, 2011) and positions of each executive officer or director of MRC Global Inc.:

	Age	Position
Andrew R. Lane	52	Chairman, President and CEO
James E. Braun	52	Executive Vice President and Chief Financial Officer
James F. Underhill	56	Executive Vice President and Chief Operating Officer—North America
Daniel J. Churay	49	Executive Vice President, General Counsel and Corporate Secretary
Gary A. Ittner	59	Executive Vice President and Chief Administrative Officer
Rory M. Isaac	61	Executive Vice President—Business Development
Scott A. Hutchinson	56	Executive Vice President—North America Operations
Neil P. Wagstaff	48	Executive Vice President—International Operations
Leonard M. Anthony	57	Director
Rhys J. Best	65	Director
Peter C. Boylan III	47	Director
Henry Cornell	55	Director
Christopher A.S. Crampton	34	Director
John F. Daly	45	Director
Craig Ketchum	54	Director
Gerard P. Krans	64	Director
Dr. Cornelis A. Linse	62	Director
John A. Perkins	64	Director
H.B. Wehrle, III	60	Director

Andrew R. Lane has served as our president and chief executive officer (“CEO”) since September 2008 and our chairman of the Board since December 2009. He has also served as a director of MRC Global Inc. since September 2008. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance, managed over 50,000 employees worldwide and oversaw the integration of several mergers and acquisitions. Prior to that, he held a variety of leadership roles within Halliburton, serving as president and CEO of Kellogg Brown & Root, Inc. from July 2004 to November 2004, as senior vice president, global operations of Halliburton Energy Services Group from April 2004 to July 2004, as president of the Landmark Division of Halliburton Energy Services Group from May 2003 to March 2004, and as president and CEO of Landmark Graphics Corporation from April 2002 to April 2003. He was also chief operating officer of Landmark Graphics from January 2002 to March 2002 and vice president, production enhancement PSL, completion products PSL and tools/testing/TCP of Halliburton Energy Services Group from January 2000 to December 2001. Mr. Lane served as a director of KBR, Inc. from June 2006 to April 2007. He began his career in the oil and natural gas industry as a field engineer for Gulf Oil Corporation in 1982, and later worked as a production engineer in Gulf Oil’s Pipeline Design and Permits Group. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981, (Cum Laude). He also completed the Advanced Management Program (A.M.P.) at Harvard Business School in 2000. He is a member of the executive board of the Southern Methodist University School of Engineering. Mr. Lane is uniquely qualified to serve as one of our directors due to his extensive executive and leadership experience in the oil and natural gas industry and his deep knowledge of our operations.

James E. Braun has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun was chief financial officer of

Baker Oil Tools, one of the largest divisions of Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. From 1998 until 2002, he was vice president, finance and administration, of Baker Petrolite, the oilfield specialty chemical business division of Baker Hughes. Previously, he served as vice president and controller of Baker Hughes. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

James F. Underhill has served as our executive vice president and chief operating officer—North America since November 2011. He served as our executive vice president and chief financial officer from November 2007 through October 2011. He served as our chief financial officer from May 2006 through October 2007, as senior vice president of accounting and information services from 1994 to May 2006, and vice president and controller from 1987 to 1994. Prior to 1987, Mr. Underhill served as controller, assistant controller, and corporate accounting manager. Mr. Underhill joined us in 1980 and has since overseen our accounting, information systems and mergers and acquisitions areas. He has been involved in numerous implementations of electronic customer solutions and has had primary responsibility for the acquisition and integration of more than 30 businesses. Mr. Underhill was also project manager for the design, development, and implementation of our IT operating system. He received a B.A. in accounting and economics from Lehigh University in 1977 and is a certified public accountant. Prior to joining us, Mr. Underhill worked in the New York City office of the accounting firm of Main Hurdman (Main Hurdman was incorporated into the successor accounting firm, KPMG).

Daniel J. Churay has served as our executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. Prior to that time, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company, from December 2010 to June 2011. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a Fortune 500 transportation and logistics company, with primary responsibility for YRC Worldwide Inc.’s legal, risk, compliance and external affairs matters, including its internal audit function. From 1995 to 2002, Mr. Churay served as the deputy general counsel and assistant secretary of Baker Hughes Incorporated, a Fortune 500 company that provides products and services to the petroleum and continuous process industries, where he was responsible for legal matters relating to acquisitions, divestitures, treasury matters and securities offerings. From 1989 to 1995, Mr. Churay was an attorney at the law firm of Fulbright and Jaworski LLP in Houston, Texas. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Gary A. Ittner has served as our executive vice president and chief administrative officer since September 2010. Prior to that, he served as our executive vice president—supply chain management since February 2009. Prior to that, he had served as our senior corporate vice president of supply chain management since November 2007, having specific responsibility for the procurement of all industrial valves, automation, fittings and alloy tubular products. From March 2001 to November 2007, he served as our senior corporate vice president of supply chain management. Before joining the supply chain management group, Mr. Ittner worked in various field positions including branch manager, regional manager and senior regional vice president. He is a past chairman of the executive committee of the American Supply Association’s Industrial Piping Division. Mr. Ittner began working at MRC in 1971 following his freshman year at the University of Cincinnati and joined MRC full-time following his graduation in 1974.

Rory M. Isaac has served as our executive vice president—business development since December 2008. Prior to that, he served as our senior corporate vice president of sales (focusing on downstream, industrials and natural gas utilities operations) since November 2007. From 2000 to 2007 he served as our senior vice president—national accounts, utilities and marketing. From 1995 to 2000 he served as our senior vice president—national accounts. Mr. Isaac joined MRC in 1981. He has extensive experience in sales, customer relations and management and has served at MRC as a branch manager, regional manager and regional vice president. In 1995 he began working in our corporate office in Charleston, West Virginia as senior vice president for national accounts, where he was responsible for managing and growing our national accounts customer base and directing business development efforts into integrated supply markets. Prior to joining MRC, Mr. Isaac worked at Consolidated Services, Inc. and Charleston Supply Company. Mr. Isaac attended the Citadel.

Scott A. Hutchinson has served as our executive vice president—North America operations since November 2009. Prior to that, he had served as our senior vice president of the Eastern region covering most operational units east of the Mississippi River. Mr. Hutchinson’s extensive background in branch sales and operations was instrumental as he led the integration effort of the Midwest, Eastern and Appalachian regions. From October 1998 to January 2009, he served as senior vice president of our Midwest region. During this time he was key in the acquisitions and integration of Wilkins Supply, Joliet Valve, Cigma and Valvax, solidifying and expanding the market reach of the Company in the Midwest. From May 1988 to October 1998 he worked in various field positions including branch manager, regional manager and regional vice president in our Western Region. From 1984 to 1988, he served as outside sales representative for Grant Supply in Houston, Texas which became part of our Company in 1987. Prior to joining us, Mr. Hutchinson worked for Fluor Corporation in procurement. Mr. Hutchinson received a bachelor of arts degree in marketing from the University of Central Florida in 1977.

Neil P. Wagstaff has served as our executive vice president—international operations since January 1, 2011. Prior to that, he served as our executive vice president—international operations and as CEO of MRC Transmark since October 2009. From July 2006 until October 2009, he served as group chief executive of MRC Transmark, where he was responsible for the group’s overall performance in 13 operating companies in Europe, Asia and Australia and oversaw a number of acquisitions and integrations. Prior to that he held a variety of positions within MRC Transmark, serving as a group divisional director from 2003, responsible for operations in the UK and Asia, as well as managing director for the UK businesses. He was also sales and marketing director of Heaton Valves prior to the acquisition by MRC Transmark group in 1996, as well as sales and marketing director for Hattersley Heaton valves and Shipham Valves. Mr. Wagstaff began his career in the valve manufacturing business in 1983 when he studied mechanical engineering at the Saunders Valve Company. Educated at London Business School, he is a chartered director and fellow of the UK Institute of Directors.

Leonard M. Anthony has been a member of the Board since October 2008. Mr. Anthony served as the president and CEO of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel from December 2007 to October 2008. Mr. Anthony has more than 25 years of financial and operational management experience. From April 2005 to August 2007, Mr. Anthony was the executive vice president and chief financial officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, natural gas, petrochemical and processing industries. From May 2003 to April 2005, he served as chief financial officer of International Steel Group Inc. From 1979 to 2003, he worked at Bethlehem Steel Corporation, where he held various managerial and leadership positions. Mr. Anthony had been the vice president of finance and treasurer of Bethlehem from October 1999 to September 2001 and senior vice president and chief financial officer from October 2001 to its acquisition by International Steel in April 2003, where he assumed the role of chief financial officer and treasurer. Mr. Anthony also serves on the board of TechPrecision Corp (TBCS) where he is a member of the audit committee and chairman of the compensation committee. Mr. Anthony earned a bachelor of science in accounting from Pennsylvania State University, a masters of business administration from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School. Mr. Anthony has extensive experience at multiple levels of financial control, planning and reporting and risk management for large corporate enterprises.

Rhys J. Best has been a member of the Board since December 2007. From 1999 until June 2004, Mr. Best was chairman, president and CEO of Lone Star Technologies, Inc., a company engaged in producing and marketing casing, tubing, line pipe and couplings for the oil and natural gas, industrial, automotive and power generation industries. From June 2004 until United States Steel Corporation acquired Lone Star in June 2007, Mr. Best was chairman and CEO of Lone Star. Mr. Best retired in June 2007. Before joining Lone Star in 1989, Mr. Best held several leadership positions in the banking industry. Mr. Best graduated from the University of North Texas with a bachelor of business administration and earned a masters of business administration from Southern Methodist University. He is a member of the board of directors of Cabot Oil & Gas Corporation, an independent natural gas producer, Trinity Industries, which owns a group of businesses providing products and services to the industrial, energy, transportation and construction sectors, and Austin Industries, Inc., a Dallas-based general construction company. He is also a member of the board of directors of Commercial Metals Corporation, a producer and marketer of scrap metals and metal products and chairman (non-executive) of the board of directors of Crosstex Energy, L.P., an independent midstream energy services company. He is also involved in a number of industry-related and civic organizations, including the Petroleum Equipment Suppliers Association (for which he has previously served as chairman) and the Maguire Energy Institute of Southern Methodist University. He serves on the board of advisors of the College of Business Administration at the University of North Texas. Mr. Best has extensive executive and leadership experience in overseeing the production and marketing of pipes and fittings in the oil and natural gas industry.

Peter C. Boylan III has been a member of the Board since August 2010. Mr. Boylan has served as the CEO of Boylan Partners, LLC, a provider of investment and advisory services, since March 2002. From April 2002 through March 2004, Mr. Boylan served as director, president and CEO of Liberty Broadband Interactive Television, Inc., a global technology provider controlled by Liberty Media Corporation. Previously, Mr. Boylan was co-president, co-chief operating officer, member of the office of the CEO, and director of Gemstar-TV Guide International, Inc., a media, entertainment, technology and communications company. Mr. Boylan currently serves on the board of directors of BOK Financial Corporation, a publicly traded regional financial services and bank holding company. Mr. Boylan has extensive corporate executive management and leadership experience, accounting, financial, and audit committee expertise, media and technology expertise, civic service, and experience sitting on other public and private boards of directors. In 2004, after a federal judge dismissed an SEC civil suit filed against Mr. Boylan in the United States District Court for the Central District of California (Western Division), he entered into court ordered mediation with the SEC leading to a civil settlement and a Final Judgment against Mr. Boylan, enjoining him from violating the anti-fraud, books and records and other provisions of the federal securities laws and ordering the payment of $600,000 in disgorgement and civil penalties. Mr. Boylan consented to the entry of the order without admitting or denying any wrongdoing. The Final Judgment and settlement had no officer and director bar. The judgment against Mr. Boylan arose out of a complaint filed against Mr. Boylan and other executive officers by the SEC, alleging that Mr. Boylan and other executive officers violated various provisions of the U.S. securities laws during his tenure as co-president, co-chief operating officer and director of Gemstar-TV Guide International, Inc. (Gemstar) from July 2000 to April 2002. Gemstar indemnified Mr. Boylan for legal fees and expenses.

Henry Cornell has been a member of the Board since November 2006. Mr. Cornell is a Managing Director of Goldman, Sachs & Co. He is the Chief Operating Officer of Goldman Sachs’ Merchant Banking Division, which includes all of the firm’s corporate, real estate and infrastructure investment activities, and is a member of the global Merchant Banking Investment Committee. Mr. Cornell also serves on the board of directors of Kenan Advantage Group, Apple American Group, ProSight Specialty Insurance, Kinder Morgan, Inc. and USI Holdings Corporation. Mr. Cornell is the chairman of The Citizens Committee of New York City, treasurer and trustee of the Whitney Museum of American Art, a member of The Council on Foreign Relations, trustee emeritus of the Asia Society, trustee emeritus of the Japan Society and a member of Sotheby’s International Advisory Board. He earned a bachelor of arts from Grinnell College in 1976 and a juris doctorate from New York Law School in 1981. Mr. Cornell practiced law with the firm of Davis, Polk & Wardwell from 1981 to 1984 in New York and London. Mr. Cornell joined Goldman, Sachs & Co. in 1984. Mr. Cornell brings extensive experience in corporate investment, corporate governance and strategic planning including in the pipeline transportation and energy storage industries. He also has extensive experience serving on boards of directors of other significant companies including multinational companies in the energy industry.

Christopher A.S. Crampton has been a member of the Board since January 2007. He is currently a vice president in the Merchant Banking Division of Goldman, Sachs & Co., which he joined in 2003. From 2000 to 2003, he worked in the investment banking division of Deutsche Bank Securities. Mr. Crampton currently serves as a director of U.S. Security Associates, Inc. He is a graduate of Princeton University. Mr. Crampton has extensive experience in investment banking, corporate finance and strategic planning.

John F. X. Daly has been a member of the Board since January 2007. Mr. Daly is a managing director in the Principal Investment Area of Goldman Sachs & Co., where he has worked since 2000. In 1998 and from 1999 to 2000, he was a member of the Investment Banking Division of Goldman Sachs & Co. From 1991 to 1997, Mr. Daly was a senior instructor of mechanical and aerospace engineering at Case Western Reserve University. He earned a bachelor of science and master of science in engineering from Case Western Reserve University and a masters in business administration from the Wharton School of Business at the University of Pennsylvania. Mr. Daly currently serves as a director of KAG Holding Corp., Fiberlink Communications Corp., Hawker Beechcraft, Inc. and U.S. Security Associates, Inc. In the past five years, Mr. Daly has also served on the boards of Cooper-Standard Automotive, Inc., Euramax Holdings, Inc. and IPC Systems, Inc. Mr. Daly has extensive experience in investment banking, corporate finance and strategic planning, including in the industrial and manufacturing sectors. He also has extensive experience serving on boards of directors of other significant companies, including multinational companies.

Craig Ketchum has been a member of the Board since October 2007. Mr. Ketchum served as our chairman of the Board from September 2008 to December 2009 and as our president and CEO from May 2008 to September 2008. Prior to that, he served as co-president and co-CEO of McJunkin Red Man Corporation since the business combination between McJunkin Corporation and Red Man in October 2007. He served at Red Man in various capacities since 1979, including store operations and sales, working at Red Man locations in Ardmore, Oklahoma, Tulsa, Oklahoma, Denver, Colorado, and Dallas, Texas. He was named vice president—sales at Red Man in 1991, executive vice president of Red Man in 1994 and president and CEO in 1995. He also served on Red Man’s board of directors. Mr. Ketchum graduated from the University of Central Oklahoma with a business degree and joined Red Man in 1979. He has served as chairman of the Petroleum Equipment Suppliers Association. Mr. Ketchum is intimately familiar with PVF distribution operations and is uniquely qualified to serve as a director due to his years of service in senior management of both Red Man and McJunkin Red Man Corporation.

Gerard P. Krans has been a member of the Board since December 2009. Mr. Krans serves as the chairman of the board of directors of Transmark Holdings N.V., a privately owned energy and oil services group, and Transmark Investments. Mr. Krans also serves on the board of directors of Royal Wagenborg and Crucell. From 2001 to 2007, Mr. Krans served as chairman of the board of directors of Royal van Zanten. From 1995 to 2000, Mr. Krans served on the executive board of VOPAK. From 1973 to 1995, Mr. Krans served in various positions with Royal Dutch Shell. Mr. Krans received university degrees in law, econometrics and taxation. Mr. Krans has extensive experience in strategic planning and corporate oversight, including in the energy, chemical and oil sectors.

Dr. Cornelis A. Linse has been a member of the Board since May 2010. He was formerly a non-executive director of Transmark Holdings N.V., a privately owned energy and oil services group. From February 2007 until January 2010, Dr. Linse was the director of common infrastructure management for Shell International B.V. During this same period, he also served as chairman of the board of Shell Pension Fund—The Netherlands, a pension fund that Shell Petroleum N.V. sponsors. From February 2003 to February 2007, he was the executive vice president of contracting and procurement for Shell International B.V. Dr. Linse has held various leadership and managerial roles in the oil and gas industry since 1978 and has extensive experience in developing business infrastructure in growing, multinational companies. Dr. Linse earned a doctorate degree from Leiden University in 1978.

John A. Perkins has been a member of the Board since December 2009. From 2001 until 2006, he was chief executive of London-based Truflo International plc, an international industrial group involved in the manufacture and specialist distribution of valves and related flow control products. Prior to emigrating to the UK in 1987, he was executive director and (from 1982) managing director of Metboard, a South African investment, property and financial services group, which merged with the banking group Investec, which was subsequently listed on the Johannesburg and London Stock Exchanges. Mr. Perkins earned a bachelor of commerce degree from the University of the Witwatersrand and is a South African chartered accountant. Mr. Perkins brings extensive experience in the valve manufacturing and distribution industries throughout Europe, the United States, Australasia and the Far East.

H.B. Wehrle, III has been a member of the Board since January 2007. He served as our president and CEO from January 31, 2007 to October 30, 2007. From October 31, 2007 to May 2008, Mr. Wehrle served as co-president and co-CEO of McJunkin Red Man Corporation, and from May 2008 until September 2008, he served as our chairman of the Board. Mr. Wehrle began his career with McJunkin Corporation in 1973 in sales. He subsequently served as treasurer and was later promoted to executive vice president. He was elected president of McJunkin Corporation in 1987. Mr. Wehrle graduated from Princeton University and received a master of business administration from Georgia State University in 1978. He is affiliated with the Young Presidents’ Organization. He serves on the boards of the Central WV Regional Airport Authority, the Mid-Atlantic Technology, Research and Innovation Center and the National Institute for Chemical Studies in Charleston, West Virginia. He also serves on the board of the Mountain Company in Parkersburg, West Virginia and the University of Charleston. Mr. Wehrle is intimately familiar with PVF distribution operations and is uniquely qualified to serve as a director due to his years of service in senior management of both McJunkin Corporation and McJunkin Red Man Corporation.

Each of our directors, except for Messrs. Lane, Anthony, Best, Boylan, Linse and Perkins, is also a director of PVF Holdings, our largest stockholder. Messrs. Wehrle and Ketchum, two of our directors, are each co-chairman of PVF Holdings.

Board of Directors

The Board currently consists of twelve members. The current directors are included above. Our directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

MRC Global Inc. currently has five directors who would be considered independent within the definitions of the NYSE: Messrs. Anthony, Best, Boylan, and Perkins and Dr. Linse.

Board Leadership Structure

The Board currently combines the positions of CEO and chairman of the Board. Mr. Lane currently holds these positions. The responsibilities of the chairman include presiding at all meetings of the Board, reviewing and approving meeting agendas, meeting schedules and other information, as appropriate, and performing such other duties as the Board requires from time to time. We believe that the current model is effective for the Company as the combined position of CEO and chairman maximizes strategic advantages and company and industry expertise. Mr. Lane has extensive leadership experience in our industry and is best positioned to set and execute strategic priorities. Mr. Lane’s leadership enhances the Board’s exercise of its responsibilities. In addition, this model provides enhanced efficiency and effective decision-making and clear accountability. The Board evaluates this structure periodically.

In addition, an independent director chairs each of our audit and compensation committees. The Board believes that having these two key committees with independent chairs provides a structure for strong independent oversight of our management.

Risk Oversight

The Board administers its risk oversight function primarily through the audit committee, which oversees the Company’s risk management practices. The audit committee is responsible for, among other things, discussing with management on a regular basis the Company’s guidelines and policies that govern the process for risk assessment and risk management. This discussion includes the Company’s major risk exposures and actions taken to monitor and control these exposures. The Board believes that its administration of risk management has not affected the Board’s leadership structure, as described above.

In addition, we have established a risk management committee. Our risk management committee is currently comprised of Messrs. Lane, Braun, Churay, Ittner, Isaac, Hutchinson, Underhill and Wagstaff, as well as Diana D. Morris, our senior vice president—human resources, Elton Bond, our senior vice president and chief accounting officer, Theresa L. Dudding, our senior vice president and controller, Hugh Brown, the senior vice president and chief financial officer of MRC Transmark, John Durbin, our senior vice president of finance and treasurer, Brian K. Shore, our senior vice president associate general counsel, chief compliance officer and assistant corporate secretary, Will James, our vice president corporate development and investor relations, Cinda Bowling, our vice president of financial reporting, Stephanie McCaffrey, our vice president of internal audit, and John Lohman, our vice president—global tax. The principal responsibilities of the risk management committee are to review and monitor any material risks or exposures associated with the conduct of our business, the internal risk management systems implemented to identify, minimize, monitor or manage these risks or exposures, and the Company’s policies and procedures for risk management. While the audit committee is responsible for reviewing the Company’s policies and practices with respect to risk assessment and risk management, it is the responsibility of senior management of the Company to determine the appropriate level of the Company’s exposure to risk.

Committees of the Board

Audit Committee. Our audit committee is currently comprised of Messrs. Anthony, Best and Perkins. Mr. Anthony is chairman of the audit committee. The Board has determined that Mr. Anthony qualifies as an “audit committee financial expert” and an “independent director” under the rules of the NYSE. The audit committee’s primary duties and responsibilities are to assist the Board in oversight of the integrity of our financial statements, the integrity and adequacy of our auditing, accounting and financial reporting processes and systems of internal controls for financial reporting, compliance with legal and regulatory requirements, including internal controls designed for that purpose, the independence, qualifications and performance of our independent auditor and the performance of our internal audit function.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Best, Boylan, Crampton and Daly. Mr. Best is chairman of the compensation committee. The principal responsibilities of the compensation committee are to establish policies and periodically determine matters involving executive compensation, recommend changes in employee benefit programs, grant or recommend the grant of stock options and stock and other long-term incentive awards and provide counsel regarding key personnel selection. See “Compensation Discussion and Analysis—Overview”. Messrs. Crampton and Daly would not be considered independent within the definitions of the NYSE.

International Committee. Our international committee is currently comprised of Messrs. Krans, Best, Crampton, Perkins and Daly and Dr. Linse. Mr. Krans is chairman of the international committee. The purpose of the international committee is to assist the Board and our management with the oversight of our business strategies and initiatives outside of the United States.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer (our CEO), principal financial officer (our executive vice president and chief financial officer), principal accounting officer (our senior vice president and chief accounting officer), and controller (our senior vice president and controller) and persons performing similar functions. A copy of the code of ethics has been posted on our website at www.mrcpvf.com. If we amend or waive provisions of this code of ethics with respect to such officers, we intend to also disclose the same on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Since the GS Acquisition in January 2007, the overriding objective of our owners and management has been to increase the economic value and size of our Company during our owners’ period of ownership. We have designed our compensation programs to support this continuing goal. In addition, compensation decisions during 2007 and 2008 were made to successfully integrate the compensation programs of McJunkin Corporation and Red Man. This integration was largely completed by the end of 2008.

The compensation committee of the Board (the “Committee”) establishes policies and periodically determines matters involving executive compensation, recommends changes in employee benefit programs, grants or recommends the grant of stock options and stock and other long-term incentive awards and provides counsel regarding key personnel selection. During 2011, the Committee was comprised of Messrs. Best, Boylan, Crampton, Daly, Harry K. Hornish, Jr. (resigned January 2011) and Sam B. Rovit (resigned February 2011), with Mr. Best serving as chairman. Each member of the Committee is a non-employee director.

Generally, the Committee has decision-making authority with respect to executive compensation matters, including determination of the compensation and benefits of the executive officers. With respect to equity-based compensation awards (including to the executive officers), the Committee approves grants or makes recommendations to the entire Board for final approval.

Pursuant to the Committee’s charter, its duties include:

•

Subject to the terms of any employment contracts, reviewing and determining, or making recommendations to the Board with respect to, the annual salary, bonus, stock options and other compensation, incentives and benefits, direct and indirect, of the CEO and other executive officers. In determining long-term incentive compensation of the CEO and other executive officers, the Committee will consider, among other things, the Company’s performance and relative shareholder return, the value of similar incentive awards to CEOs and other executive officers of comparable companies and the awards the Company gave to the CEO and the executive officers in the past;

•

Reviewing and approving corporate goals and objectives relevant to compensation of the CEO and other executive officers and evaluating the CEO’s and other executive officers’ performance in light of those goals and objectives on an annual basis, and, either separately or together with other independent directors (as the Board directs), determining and approving the CEO’s and other executive officers’ compensation level based on this evaluation or making recommendations to the Board with respect to their compensation level;

•

Reviewing and authorizing or recommending to the Board to authorize, as the Committee determines, the Company to enter into, amend or terminate any employment, consulting, change in control, severance or termination, or other compensation agreements or arrangements with the CEO and other executive officers of the Company (and, at the option of the Committee, other officers and employees of the Company);

•	Periodically reviewing and considering the competitiveness and appropriateness of our executive officer compensation;

•

Reviewing new executive compensation programs, reviewing on a periodic basis the operation of our existing executive compensation programs to determine whether they integrate appropriately and establishing and periodically reviewing policies for the administration of executive compensation programs;

•

Overseeing the administration of incentive compensation plans and equity-based compensation plans and exercising all authority and discretion those plans provide to the Committee and performing such duties and responsibilities as the Board may assign with respect to those plans;

•

Conducting a review at least annually of, and determining or making recommendations to the Board regarding, compensation for non-employee directors (including compensation for service on the Board and Board committees, meeting fees and equity-based compensation). The Committee is also responsible for and oversees administration of any plans or programs providing for the compensation of non-employee directors; and

•

Overseeing the procedures and substance of the Company’s compensation and benefit policies (subject, if applicable, to shareholder approval), including establishing, reviewing, approving or making recommendations to the Board with respect to any incentive-compensation and equity-based plans of the Company that are subject to Board approval.

Compensation Philosophy and Objectives

The Committee believes that our executive compensation programs should be structured to reward the achievement of specific annual, long-term and strategic performance goals of our Company. Accordingly, the executive compensation philosophy of the Committee is threefold:

•	To align the interests of our executive officers with those of our shareholders, thereby providing long-term economic benefit to our shareholders;

•	To provide competitive financial incentives in the form of salary, bonus and benefits, with the goal of attracting and retaining talented executive officers; and

•

To maintain a compensation program that includes at-risk, performance based awards whereby executive officers who demonstrate exceptional performance will have the opportunity to realize appropriate economic rewards.

Setting Executive Compensation

Role of the Compensation Committee

The Committee has granted short-term cash incentive and long-term equity incentive awards to motivate our executive officers to achieve the business goals that our Company has established. In addition to considering our philosophy and objectives, the Committee considers the impact of the duties and responsibilities of each executive officer on the results and success of the Company. Based on these factors, the Committee has devised a compensation program designed to keep our executive officers highly incentivized and also to achieve parity among executive officers with similar duties and responsibilities.

Role of Executive Officers

Since September 2008, our CEO has met periodically with our senior vice president of human resources to discuss executive compensation issues. Our senior vice president of human resources makes quarterly presentations to the Committee with respect to issues and developments regarding compensation and our compensation programs. Our CEO and senior vice president of human resources work together annually to develop tally sheets, which our CEO presents to the Committee. These tally sheets present the current compensation of each executive officer, divided into each element of compensation, and also present the proposed changes to compensation for the upcoming year (except that no proposals are made with respect to changes to our CEO’s compensation). Changes to our CEO’s compensation are left to the Committee’s discretion. Following our CEO’s presentation of the tally sheets, the Committee determines appropriate changes in compensation for the upcoming year. Each year, the Committee approves the executive officers’ annual target bonuses (expressed in each case as a percentage of base salary) and the performance metrics and goals for annual incentive awards that the Company would pay in respect of performance during the year. Certain elements of compensation (such as annual base salary and annual target bonus percentage) are set forth in employment agreements entered into between the Company and certain executive officers. The Committee makes decisions with respect to equity-based compensation awards that the Company grants to our named executive officers and may recommend these awards to the entire Board for final approval.

Role of Compensation Consultant

Pursuant to the Committee’s charter, the Committee has the power to retain or terminate compensation consultants and engage other advisors. In 2008, the Company engaged Hewitt Associates, a third-party global human resources consulting firm, to review and make recommendations with respect to the structure of our compensation programs, including executive compensation, following the business combination of McJunkin Corporation and Red Man in October 2007. During this engagement, Hewitt Associates worked with a team from the Company to review and assess compensation. The primary task of Hewitt Associates in 2008 was to assist the Company in successfully integrating the compensation programs of McJunkin Corporation and Red Man. As part of this process, Hewitt Associates reviewed existing McJunkin Corporation and Red Man compensation programs and made recommendations as to how these programs could be integrated based on its review and survey data. As part of Hewitt Associates’ integration work in 2008, an executive compensation specialist from Hewitt Associates advised the Committee regarding the appropriate allocation of executive compensation among each element of compensation using benchmark data. The Committee approved certain recommendations from the Hewitt study. Starting on January 1, 2009, the Company implemented a new compensation program structure, which included integration of multiple heritage plans that McJunkin Corporation and Red Man previously maintained. The Committee did not engage Hewitt Associates or any other compensation consultant during 2009.

In December 2010, the Committee engaged Meridian Compensation Partners, LLC (an independent consultant specializing in executive compensation) to formulate a report and make recommendations to the Committee regarding executive compensation during 2011, based on peer group and other market data, as well as industry trends and current practices. In making its report to the Committee, Meridian used compensation peer data from the following companies for each position that our named executive officers hold to the extent available:

• Airgas Inc.	• MSC Industrial Direct Co. Inc.

• Applied Industrial Technologies, Inc.	• National Oilwell Varco, Inc.

• Cameron International Corp.	• Oil States International, Inc.

• Complete Production Services, Inc.	• RPC Inc.

• Dresser-Rand Group, Inc.	• Superior Energy Services Inc.

• Edgen Murray II, LP	• Watsco, Inc.

• Fastenal Co.	• WESCO International Inc.

• Flowserve Corp.	• WW Grainger Inc.

These peers were chosen as distributors or sellers of industrial or energy products of a similar character as those that we sell or who have similar distribution business models to our business model. Each of these peer companies had fiscal year 2010 revenue between $628 million and $12.1 billion (with 50th percentile revenue of the group at $2.3 billion), a range within which our revenue lies. These peer companies also represent companies with whom we compete for talent. Meridian presented peer-company specific data, average compensation and compensation at each quartile of the data to the Committee with respect to total compensation and major elements of compensation (i.e. salary, annual bonus and long-term incentives) for each of the named executive officer’s positions. The Committee used this data to determine whether its compensation decisions were within the market levels for each named executive officer; however, the Committee did not set any compensation for any named executive officer at a specific level within the peer group range for each executive (such as pegging the compensation to a 50th percentile level). Rather, the Committee exercised its discretion considering the following factors:

•	the executive’s contributions and performance;

•	the executive’s roles and responsibilities, including the executive’s tenure in such role;

•	the Company’s need for the executive’s skills;

•	the executive’s experience and management responsibilities;

•	market levels of compensation for positions comparable to the executive’s position;

•	the executive’s compensation history and compensation mix, including this history and mix that newly hired executives experience with their prior employers; and

•	the executive’s potential and readiness to contribute in the executive’s current role.

The Committee did not give any particular weight to any of these factors.

Components of Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2011 were Messrs. Lane, Braun, Churay, Ittner and Underhill. The principal components of compensation for our named executive officers are:

•	Base salary;

•	Annual cash incentive;

•	Long-term equity compensation;

•	Retirement benefits; and

•	Perquisites and other personal benefits.

Base Salary

We provide our named executive officers with base salary to compensate them for services they provide during the fiscal year. The Committee reviews base salary for executives (including the named executive officers) on an annual basis and determines based on each executive’s position, responsibilities, performance, current compensation (both individually and as compared to other executives) and survey data. Each of Messrs. Lane, Braun, Churay and Underhill is party to an employment agreement. The initial base salaries of these executive officers are set forth in their respective agreements, and the Committee reviews these base salaries annually and may adjust them upward based on the factors described above.

Annual Cash Incentive

During the annual review of compensation plans, the Committee approves performance metrics and goals for annual cash incentive awards that the Company will pay in respect of performance during the relevant performance period, including to our named executive officers. As part of this review, the Committee approves target bonus percentages for persons eligible to receive annual incentive awards, subject to the terms of any employment agreements between the Company and executives. Each of the named executive officers had a target annual bonus for the 2011 performance year equal to 67% of his annual base salary. The target annual bonus percentages for each of Messrs. Lane, Braun, Churay and Underhill are set forth in their respective employment agreements with us. Although the employment agreements of Messrs. Lane and Underhill each provided for a target annual bonus percentage of 100% of base salary for 2011, as a result of economic conditions during late 2009 through early 2011 and the actual bonus payouts for 2009 and 2010, these executives agreed to a target annual bonus percentage of 67% for 2011. The payment of annual incentive awards for the 2011 performance year to our named executive officers depends on the achievement of three weighted performance metrics. Those metrics for the named executive officers were adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”); return on net assets (“RONA”), calculated as EBITDA divided by net assets; and individualized key performance indicators (“KPIs”). Achievement of goals with respect to EBITDA, RONA and KPIs constituted 70%, 20% and 10% of annual awards, respectively for Messrs Lane, Braun, Churay, Ittner and Underhill. While the Committee generally measures annual cash incentives in respect of performance of these metrics, the Committee may also exercise its discretion to adjust award payouts to meet business objectives.

For the 2011 performance year, we determined the EBITDA and RONA performance goals by a budgeting process that involved an examination of our Company’s markets, customers and general outlook with respect to 2011. The Board approved the final budget. The 2011 EBITDA and RONA performance goals for the named executive officers related to the consolidated performance of the Company. The 2011 consolidated Company EBITDA goal was $282,099,000 and the RONA goal was 22.3%. No awards were payable with respect to the EBITDA or RONA performance metrics unless at least 75% of the relevant performance goal was achieved. At 75% achievement of each of these performance metrics, there was a payout of 25% of each participant’s target annual incentive bonus related to the performance metric; this portion of the payout increased with respect to the performance metric in 3% increments for each additional percent of achievement up to full achievement of the relevant performance goal. Achievement of KPIs was determined on a discretionary basis. Upon full achievement of each of the performance metrics (EBITDA, RONA and KPIs), 100% of the target annual incentive bonus could be paid. In 2011, the maximum award payable to our named executive officers was 110% of target if EBITDA and RONA goals were exceeded, which is earned in 1% increments to the extent EBITDA and RONA performance exceed 100%. KPIs are capped at a maximum payout of 100%. The Committee evaluates the achievement of the performance metrics on an annual basis in connection with awards to the named executive officers. In 2011, the Company exceeded its EBITDA and RONA goals, generating EBITDA of approximately $360.5 million and RONA of 24.1%. The amounts payable in respect of the EBITDA metric was 110%, and the amount payable in the respect of the RONA metric was 108% of the annual target bonus (prior to application of performance attributable to KPIs).

The Committee approved KPIs for the named executive officers based on a set of projects and plans designed to align the executives’ activities with the strategic plans and financial goals of the Company for the relevant performance period, which are related to the functional responsibility of each executive’s position. As discussed above, KPIs for the named executive officers comprise 10% of annual bonuses for 2011. The following is a summary of the named executive officers’ achievements in 2011 with respect to their individual KPI goals.

•

Mr. Lane led a global growth plan that resulted in approximately $1 billion in annual sales growth since 2010 and exceeded the Company’s consolidated revenue goals for the year. Mr. Lane also led profitability improvement efforts that resulted in the Company exceeding gross margin, EBITDA and operating income goals for 2011 and delivered the Company’s first positive net income in the past three years. Mr. Lane engaged outside consultants to aid the Company in implementing operation excellence strategies in North America and to develop a three to five-year information technology strategy for the Company. Mr. Lane also led the Company’s mergers and acquisitions strategy with the completion of the Company’s acquisitions of Stainless Pipe & Fittings in Perth, Australia and Valve Systems & Controls in Houston, Texas. Under Mr. Lane’s leadership, the Company also acquired OneSteel Piping Systems in Sydney, Australia. Mr. Lane also led efforts and engaged outside consultants to recruit executive management talent with global, public company experience to the Company, which resulted in the hiring of a new general counsel and chief financial officer along with other corporate positions.

•

Mr. Braun joined the Company in late in 2011 and was immediately engaged in reorganizing the finance and accounting management team (including newly added global tax, treasury, internal audit, and investor relations and corporate development positions) to further position the Company for its international expansion and the functions the Company needed as a public company. Mr. Braun seamlessly transitioned into the chief financial officer role becoming immediately engaged in acquisition and financial reporting activities meeting the demands for public reporting and reporting to lenders and analysts.

•

Mr. Churay joined MRC in third quarter 2011 and became pivotal in the preparation of third quarter public reporting documents as well preparation and submission of the Company’s registration statement to the Securities and Exchange Commission. Further, Mr. Churay was actively involved in the successful negotiation of the acquisition of OneSteel Piping Systems in Australia. Mr. Churay has also expanded the resources of the Company’s legal department thereby improving internal capacity and reducing expenses for outside counsel. He has also led an effort to globalize the Company’s insurance program to obtain substantial insurance premium savings. Finally, Mr. Churay has been substantially involved in structuring and preparing the Company’s executive compensation programs in anticipation of the Company’s initial public offering of its common stock.

•

Mr. Ittner as Chief Administrative Officer was an important contributor to the financial success of MRC as a result of process improvements in the management of inventory and the optimization of our supply chain purchases to meet increasing customer activity and MRC profitability targets. Additionally, his management of other shared service groups contributed to the success and achievement of MRC goals by implementing recommendations of consultants engaged by MRC to improve our freight processes and putting in place new workflow tools and business processes to improve our North America branch and third party operations. Mr. Ittner also formalized governance processes for prioritizing and tracking IT projects and implemented ORACLE systems at MRC Transmark, made enhancements to SIMS in North America, and implemented business processes and training to accomplish SOX compliance in operations. In HR, he led our efforts to complete a benchmark review of health plan coverage and to secure competitive proposals from vendors for the 2012 plan year. Additionally, Mr. Ittner was responsible for MRC safety administration and practices which led to improved safety practices in 2011. Mr. Ittner led our efforts to recruit new leadership from outside the Company in both Safety and Freight Management to enhance our management capabilities.

•

Mr. Underhill, before moving from chief financial officer to chief operating officer- North America, successfully met goals relating to the improvement of systemic international financial reporting for all MRC operating entities. Mr. Underhill’s leadership and planning resulted in timely preparation of public reporting documents on Forms S-4, 10-K, 10-Q and 8-K. Mr. Underhill also made significant progress and achieved success with respect to internal audit capacity and implementation of controls and measures to minimize risk and support accurate recording of financial results. Mr. Underhill also was responsible for improvements to the budgeting process and systems within MRC which reconciled and consolidated budget projections granularly from local reporting up through the consolidated budget thereby aligning the company around central financial goals. Mr. Underhill was integral to the selection and reorganization of the finance and accounting group within MRC putting in place expertise and experience befitting a global publicly traded company.

In respect of performance during 2011, the named executive officers were paid 109% of their target annual incentive bonus. Messrs. Braun and Churay were paid a prorated amount based upon the length of time they were employed in 2011. The amounts the Company paid to the named executive officers as a result of their respective levels of performance are as follows: $509,334 for Mr. Lane; $51,540 for Mr. Braun; $83,676 for Mr. Churay; $272,858 for Mr. Ittner; and $363,810 for Mr. Underhill. As part of his negotiated offer of employment, the Company agreed to pay Mr. Braun a signing bonus of $350,000, consisting of $100,000 paid in 2011 on his first day of employment, with the balance payable in March 2012. Pursuant to the terms of his offer, this balance will be reduced by the $51,540 annual incentive bonus that he received for 2011. Mr. Braun must repay the signing bonus to the Company if he voluntarily leaves the Company or is terminated for cause within one year of his November 1, 2011 start date.

Long-Term Equity Compensation

We believe that long-term equity compensation is important to assure that the interests of management remain aligned with those of our stockholders. Since the GS Acquisition, the form of long-term equity compensation that the Company has granted to executives (including the named executive officers) has evolved. In connection with the GS Acquisition and the Red Man Transaction, certain executives (including Messrs. Ittner and Underhill) were granted profits units in PVF Holdings. The number of profits units that PVF Holdings awarded in connection with those transactions was determined based on various factors, including a consideration of what size award was required to adequately incentivize the executives (as part of the executives’ overall compensation package) and, most notably, negotiations between executives and our Company as part of the overall negotiations relating to the GS Acquisition and the Red Man Transaction. Starting in 2008, the Board, along with the

Committee, decided to grant executives equity compensation in the form of stock options in respect of our common stock and restricted common stock. Since that time, the Board has approved grants of stock options and restricted common stock to our executives periodically in its discretion. The reasoning behind the Board’s decision to grant equity awards to our named executive officers is described in the discussion of the relevant equity grants in the subsection titled “Stock Options and Restricted Stock”. We do not currently have a formal policy regarding the timing of equity grants, although we are currently considering whether to adopt such a policy.

Profits Units

Profits units are governed by Articles III and VII of the Amended and Restated Limited Liability Company Agreement of PVF Holdings dated as of October 31, 2007, and amended on December 18, 2007 and October 30, 2009 (the “PVF LLC Agreement”). PVF Holdings granted Messrs. Ittner and Underhill profits units in PVF Holdings on January 31, 2007. PVF Holdings did not require grantees who received profits units to make any capital contribution in exchange for their profits units, which were awarded as compensation. Profits units have no voting rights, and PVF Holdings may from time to time distribute its available cash to holders of profits units along with its other equity holders. Pursuant to the PVF LLC Agreement, PVF Holdings is required to make distributions, first, to holders of common units, pro rata in proportion to the number of those units outstanding at the time of distribution, until each holder has received an amount equal to the holder’s net aggregate capital contributions (for purposes of the PVF LLC Agreement) and, second, to holders of all units (including profits units) pro rata in proportion to the number of units outstanding at the time of the distribution. Please see the table titled “Outstanding Equity Awards at 2011 Fiscal Year-End” below for the number of profits units held by Messrs. Ittner and Underhill as of December 31, 2011.

Pursuant to the PVF LLC Agreement, profits units generally become vested in one-third increments on each of the third, fourth and fifth anniversaries of the date of grant. In the event of a termination of employment other than for Cause (as defined in the PVF LLC Agreement), all unvested profits units will be forfeited. However, in the event of a termination for Cause, unless otherwise determined by the board of directors of PVF Holdings, all profits units, whether vested or unvested, will be forfeited. In the event of a termination by reason of death or Disability (as defined in the PVF LLC Agreement), all unvested profits units will become vested and nonforfeitable. Also, in the event of a Transaction (as defined in the PVF LLC Agreement), all unvested profits units will become vested and nonforfeitable. The PVF LLC Agreement also specifies that profits units may be subject to different vesting schedules if the board of directors of PVF Holdings approves. The PVF LLC Agreement solely governs the terms, including the vesting schedules, of the profits units that Messrs. Ittner and Underhill hold.

Stock Options and Restricted Stock

We maintain a restricted stock plan and a stock option plan. Pursuant to these plans, the Committee may grant awards of restricted stock and stock options to our key employees, directors and consultants. The terms and conditions to which each award is subject are set forth in individual award agreements.

In connection with the hiring of Mr. Lane in September 2008, Mr. Lane purchased 85,109 shares of our common stock, and the Committee granted to him stock options in respect of 879,464 shares of our common stock, with an exercise price of $35.26 (taking into account the two-for-one reverse split of our common stock on February 29, 2012). Mr. Lane’s options vest in equal installments on each of the second, third, fourth and fifth anniversaries of the date of grant, conditioned on continued employment through the applicable vesting date. Mr. Lane’s options are subject to pro-rata accelerated vesting if:

•	The Company terminates his employment other than for Cause (as defined in his employment agreement),

•	Mr. Lane terminates his employment for Good Reason (as defined in his employment agreement) or

•	Mr. Lane dies or becomes disabled.

In addition, Mr. Lane’s options fully vest upon the occurrence of a Change in Control (as defined in his employment agreement). All of Mr. Lane’s stock options, whether vested or unvested, will be forfeited if we terminate his employment for Cause (as defined in the stock option plan). The grant of stock options to Mr. Lane was made as part of the Company’s offer of employment to Mr. Lane.

In February 2009, we granted Mr. Lane 25,000 shares of our restricted common stock. This restricted stock award vests on the fifth anniversary of the date of grant and is conditioned on continued employment through the vesting date. Mr. Lane’s restricted stock award fully vests in the event of a Transaction (as defined in the restricted stock agreement) or upon the termination of Mr. Lane’s employment due to his death or disability. All shares of restricted stock, whether vested or unvested, will be forfeited if we terminate his employment for Cause (as defined in the restricted stock plan). The Committee approved this grant of restricted stock to Mr. Lane to ensure the competitiveness of his total compensation package.

In June 2009, Mr. Lane transferred all common stock, restricted stock and stock options that he held to Andy & Cindy Lane Family, L.P. for no consideration. The terms and conditions of the stock option and restricted stock awards, including conditions relating to Mr. Lane’s employment, continue to govern these awards following this transfer. In September 2009, the option exercise price of the stock options that Andy & Cindy Lane Family, L.P. holds was reduced from $35.26 to $25.00, which is not less than the fair market value of our common stock as of the date of this amendment. The Committee made this reduction in exercise price to maintain the incentive value of this award. In December 2009, in connection with the $2.9 million cash dividend MRC Global Inc. paid to its shareholders, the option exercise price of the stock options held by Andy & Cindy Lane Family, L.P. was reduced to $24.96. In the third quarter of 2011, the Committee repriced the stock options held by Andy & Cindy Lane Family, L.P. to a $18.10 per share strike price.

In August 2011, we granted Mr. Lane 90,000 shares of our restricted common stock. Concurrently, Mr. Lane transferred the restricted common stock to Andy & Cindy Lane Family L.P. for no consideration. This restricted stock award vests on the fifth anniversary of the date of grant and is conditioned on continued employment through the vesting date. Mr. Lane’s restricted stock award fully vests in the event of a Transaction (as defined in the restricted stock agreement) or upon the termination of Mr. Lane’s employment due to his death or disability. All shares of restricted stock, whether vested or unvested, will be forfeited if we terminate his employment for Cause (as defined in the restricted stock plan). As described earlier, when joining the Company in 2008, Mr. Lane purchased 85,109 shares of Company common stock. In light of the diminution in value in this investment during the 2008-09 downturn and Mr. Lane’s subsequent successful efforts to address the Company’s financial performance, the Committee awarded Mr. Lane these restricted shares in addition to repricing his options described earlier to have a total equity award that was competitive and reasonable in value with the 50th percentile of the peer group of other chief executive officers in the Meridian peer group study. The Committee did not target the 50th percentile of the peer group, but rather used the peer group to gauge whether its decision was competitive and reasonable in the market. Thus, the Committee approved this grant of restricted stock to Mr. Lane to ensure the competitiveness of his total compensation package.

In August 2011, we also granted 66,577 stock options to Mr. Churay in connection with his offer of employment with the Company and also as a retention incentive. In November 2011, we granted 165,746 stock options to Mr. Braun in connection with his offer of employment with the Company and also a retention incentive. The amount of options that the Committee awarded to Messrs. Braun and Churay was determined by negotiation with each of these executives, subject to their individual circumstances when joining the Company. The Committee reviewed the Meridian peer group data to benchmark the value of the negotiated grants to confirm that the grants were both competitive and reasonable against the 50th percentile of those in the chief financial officer and general counsel positions, respectively, in the peer group. The Committee did not target the 50th percentile of the peer group, but rather used the peer group to gauge whether its decision was competitive and reasonable in the market. These options follow the generally applicable vesting schedule of three equal installments on the third, fourth and fifth anniversaries of the date of grant and are conditioned on continued employment through the applicable vesting date. The options fully vest upon the occurrence of a Transaction (as defined in the stock option plan). All of these stock options granted, whether vested or unvested, will be forfeited in the event of a termination of employment for Cause (as defined in the stock option plan).

In November 2011, we granted 226,864 stock options to Mr. Lane and 17,174 stock options Mr. Churay. In reviewing the option repricing for Mr. Lane and the initial grant to Mr. Churay, the Committee determined that it had delivered less total equity value to each of them than the Committee intended in the August 2011 repricing and grant and, with respect to Mr. Churay, less value than the Company committed pursuant to Mr. Churay’s offer of employment. To adjust, the Committee granted additional stock options to each of them to adjust the total equity value delivered to each of them. The Committee determined that these additional options, when taken together with the prior August 2011 option repricing for Mr. Lane and option grant for Mr. Churay were both competitive and reasonable in value against the 50th percentile of those in the chief executive officer and general counsel positions, respectively, in the Meridian peer group data. Concurrently, Mr. Lane transferred the stock options to Andy & Cindy Lane Family L.P. for no consideration. These options follow the generally applicable vesting schedule of three equal installments on the third, fourth and fifth anniversaries of the date of grant and are conditioned on continued employment through the applicable vesting date. The options fully vest upon the occurrence of a Transaction (as defined in the stock option plan). All of these stock options granted, whether vested or unvested, will be forfeited in the event of a termination of employment for Cause (as defined in the stock option plan). We granted these options to Messrs. Lane and Churay as a retention incentive.

In December 2009, we granted to Messrs. Ittner and Underhill stock options that follow the generally applicable vesting schedule of three equal installments on the third, fourth and fifth anniversaries of the date of grant and are conditioned on continued employment through the applicable vesting date. In connection with the $2.9 million cash dividend that MRC Global Inc. paid to its shareholders, the exercise price of options granted to Messrs. Ittner and Underhill was reduced from $22.88 to $22.84. These options fully vest upon the occurrence of a Transaction (as defined in the stock option plan) or upon the termination of the executive’s employment due to death or Disability (as defined in the stock option plan). All of these stock options granted, whether vested or unvested, will be forfeited in the event of a termination of employment for Cause (as defined in the stock option plan). We granted the stock options to Messrs. Ittner and Underhill in efforts to achieve parity among executives with similar duties and responsibilities and also as an added retention incentive.

In November 2011, we also granted 13,812 stock options to Mr. Ittner and 13,812 stock options to Mr. Underhill. These options vest in equal installments on the first through the fifth anniversaries of the date of grant and are conditioned on continued employment through the applicable vesting date. The options fully vest upon the occurrence of a Transaction (as defined in the stock option plan). Any of these stock options granted, whether vested or unvested, will be forfeited in the event of a termination of employment for Cause (as defined in the stock option plan). The Committee determined the value of the grant made to each of them by reviewing the prior equity that it had granted to each of them, each of their relative contributions and expected contributions and the internal equity of grants to other executives. The Committee then determined that the value of those grants were both competitive and reasonable against the 50th percentile of those in chief administrative officer and chief operating officer positions, respectively, in the Meridian peer group data. The Committee did not target the 50th percentile of the peer group, but rather used the peer group to gauge whether its decision was competitive and reasonable in the market. Thus, the Committee granted these options to Messrs. Ittner and Underhill as a retention incentive.

Retirement Benefits

In 2007, we adopted the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan. Under the terms of the plan, select members of management and highly compensated employees may defer receipt of a specified amount or percentage of cash compensation, including annual bonuses. We adopted the plan in part to compensate certain participants for benefits forgone in connection with the GS Acquisition. Mr. Underhill is a participant in this plan. Pursuant to this plan, prior to 2009, McJunkin Red Man Corporation made predetermined annual contributions to each participant’s account, less any discretionary matching contributions that we made on behalf of the participant to a defined contribution plan for the calendar year. The Committee decided in 2009 that no further company contributions would be made to participant accounts under this plan. In 2010, the Committee froze this plan. As of this date, we have permitted no company contributions or participant deferral elections, and we cancelled any existing participant deferral elections. The applicable provisions of the plan continue to govern amounts that participants deferred or the Company contributed to accounts under the plan prior to August 10, 2010.

If a participant’s account balance as of the beginning of a calendar year is less than $100,000, the plan credits the balance quarterly with interest at the “Prime Rate” (as defined in the plan) plus 1%. If a participant’s account balance at the beginning of a calendar year is $100,000 or greater, the participant may choose between being credited quarterly with interest at the Prime Rate divided by four plus .25% or having the account deemed converted into a number of phantom common units of PVF Holdings. If no investment election is made, a participant’s account will be credited quarterly with interest at the Prime Rate divided by four plus .25%. At December 31, 2011, Mr. Underhill had an account balance of $156,493 and Mr. Ittner had an account balance of $134,136. Neither Mr. Ittner nor Mr. Underhill has elected to convert his balance into phantom common units. As of December 31, 2007, all existing participants were fully vested in their entire accounts, including contributions by McJunkin Red Man Corporation. People who became participants after December 31, 2007 are fully vested in their elective deferral amounts and will become vested in contributions by McJunkin Red Man Corporation as determined by the administrator of the plan. For additional information, please see the table titled “Nonqualified Deferred Compensation for 2011” below.

Participants receive the vested balance of their accounts, in cash, upon a Separation from Service (as defined in Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”)). The plan pays this amount in three annual installments (with interest) commencing on January 1 of the second calendar year following the calendar year in which the Separation from Service occurs. In the event of a participant’s death or Permanent Disability (as defined in the plan), or upon a Change in Control (as defined in the plan) of McJunkin Red Man Corporation, the full amount of a participant’s account, vested and unvested, will be paid within 30 days following the event to the participant’s beneficiary, in the case of death, or to the participant, in the case of Permanent Disability or a Change in Control. Notwithstanding the foregoing regarding the timing of payments, distributions to “specified employees” (as defined in Section 409A) may be required to be delayed in accordance with Section 409A.

Perquisites and Other Personal Benefits

The Committee reviews the perquisites and personal benefits provided to certain of the named executive officers on an annual basis to ensure the reasonableness of these programs. The aggregate value of perquisites and personal benefits that the Company currently provides to Messrs. Ittner and Underhill is less than $10,000. Messrs. Lane, Braun and Churay do not currently receive any perquisites or personal benefits.

In addition, we provide our named executive officers who have entered into employment agreements with us certain severance payments and benefits in the event of a termination of their employment under certain circumstances. We designed these agreements to promote stability and continuity of senior management. For additional information, see “Potential Payments upon Termination or a Change in Control”.

Relation among Various Components of Compensation

With respect to setting executive compensation amounts generally, since the Red Man Transaction, achieving parity among executives with similar duties and responsibilities has been an important goal as part of our integration process. In determining the amount of compensation of the executive officers attributable to each element of compensation, the Committee considers various factors, including the value of unvested outstanding equity awards, amount of base salary and target bonus. These segments, in total, are then viewed in light of competitiveness of the compensation package in the marketplace and the impact of the executive’s position on the success of the Company.

Tax and Accounting Implications

All deferred compensation arrangements have been structured in a manner intended to comply with Section 409A.

Compensation Committee Interlocks and Insider Participation

No member of the Committee was an officer or employee of the Company during 2011, and no member of the Committee was formerly an officer of MRC or any of its subsidiaries. In addition, during 2011, none of our executive officers served as a member of a compensation committee or board of directors of any other entity, an executive officer of which served as a member of our Board. Mr. Daly is a managing director in the Principal Investment Area of Goldman Sachs & Co., and Mr. Crampton is a vice president in the Principal Investment Area of Goldman Sachs & Co. For a description of our Company’s transactions with Goldman Sachs & Co. and certain of its affiliates, see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with the Goldman Sachs Funds”.

Stock Ownership Guidelines

We do not have any formal policies regarding stock ownership by directors or officers. We believe that awards made pursuant to our long-term equity programs combined with any individual equity purchases and the ownership of units in PVF Holdings are sufficient to ensure that the interests of directors and officers remain aligned with those of shareholders.

Compensation Committee Report

The compensation committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

Rhys J. Best

Peter C. Boylan, III

Christopher A.S. Crampton

John F. Daly

Risk in Relation to Compensation Programs

We have performed an internal review of all of our material compensation programs and have concluded that there are no plans that provide meaningful incentives for employees, including the named executive officers, to take risks that would be reasonably likely to have a material adverse effect on us. Because our current compensation plans have an upside cap on the amount of incentive compensation that can be paid under the plans, risk of windfall or excessive compensation is negligible. This limit also has the effect of not encouraging operational or strategic decisions that expose the company to undue risk.

Summary Compensation Table for 2011

The following table sets forth certain information with respect to compensation earned during the fiscal year ended December 31, 2011 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Andrew R. Lane,	2011	700,000	—	509,334	1,351,800	3,869,971	—	12,422	6,443,527
Chairman, President and CEO	2010	700,000	—	399,000	—	—	—	12,422	1,111,422

James E. Braun,	2011	71,923	100,000	51,540	—	1,362,410	—	—	1,585,873
Executive Vice President and Chief Financial Officer(4)

Daniel J. Churay,	2011	131,365	—	83,676	—	596,888	—	41,349	853,278
Executive Vice President, General Counsel and Corporate Secretary(4)

Gary A. Ittner,	2011	375,000	—	272,858	—	113,533	5,552	23,019	789,962
Executive Vice President and Chief Administrative Officer	2010	375,000	—	213,750	—	—	4,348	74,812	667,910

James F. Underhill,	2011	500,000	—	363,810	—	113,533	6,478	14,702	998,523
Executive Vice President and Chief Operating Officer North America	2010	500,000	—	285,000	—	—	5,073	52,164	842,237

(1)	See “Compensation Discussion and Analysis—Short-term Incentive Compensation”.
(2)	See “Compensation Discussion and Analysis—Stock Options and Restricted Stock”. The amount in these columns represents the grant date fair value of the restricted stock and option awards, respectively, calculated pursuant to ASC Topic 718. In addition, in the third quarter of 2011 the Committee repriced the options granted to Mr. Lane in September 2008 to a $18.10 per share strike price. As a result, the incremental fair value with respect to such award, computed as of the repricing pursuant to ASC Topic 718, is also included in the 2011 option column for Mr. Lane. Assumptions used in the calculation of the 2011 amounts are included in Note 11 to our 2011 audited financial statements.
(3)	Amounts in this column for 2011 include:

•	Company matching contributions made to the McJunkin Red Man Corporation Retirement Plan of $9,800 for Messrs. Lane, Ittner and Underhill and $3,317 for Mr. Churay;

•	the imputed value for Company-provided group life insurance of $2,622, $184, $4,384, $4,902 and $4,902 for Messrs. Lane, Braun, Churay, Ittner and Underhill, respectively; and

•	reimbursement of relocation expenses made to Mr. Churay in accordance with his employment offer in the amount of $22,042, and tax and tax gross-up payments on those expenses of $17,592; and

•	tax and tax gross-up payments of $8,319 to Mr. Ittner related to relocation payments made in 2010.

(4)	As set forth in their employment agreements, Mr. Braun’s annual base salary is $425,000 and Mr. Churay’s annual base salary is $345,000. In this column, the salaries of Messrs. Braun and Churay are pro-rated based on their respective dates of hire in 2011. Pursuant to Mr. Braun’s offer of employment, he will receive a signing bonus of $350,000 less the value of his pro-rated 2011 annual incentive award of $51,540, for a total of $298,460. Mr. Braun must repay the signing bonus to the Company if he voluntarily leaves the Company or is terminated for cause within one year of his November 1, 2011 start date. The amount in the bonus column for Mr. Braun includes the portion of his signing bonus that the Company paid on Mr. Braun’s first day of employment. The remaining $198,460 will be paid to Mr. Braun in March 2012.

Grants of Plan-Based Awards in Fiscal Year 2011

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards($)	Grant Date Fair Value of Stock and Option Awards($)
	Threshold	Target	Maximum
Name	($)(2)	($)(3)	($)(3)
Andrew R. Lane	117,250	469,000	511,210	—	—	—	—
	—	—	—	90,000	—	—	1,351,800
	—	—	—	—	226,864	18.10	1,864,792
						18.10	2,005,179	(4)

James E. Braun	11,865	47,458	51,730	—	—	—	—
	—	—	—	—	165,746	18.10	1,362,410

Daniel J. Churay	19,263	77,050	83,985	—	—	—	—
	—	—	—	—	66,577	18.10	455,716
					17,174	18.10	141,172

Gary A. Ittner	62,813	251,250	273,863	—	—	—	—
	—	—	—	—	13,812	18.10	113,533

James F. Underhill	83,750	335,000	365,150	—	—	—	—
	—	—	—	—	13,812	18.10	113,533

(1)	Estimated payouts to Messrs. Braun and Churay are pro-rated based on their respective dates of hire in 2011.
(2)	Under the annual incentive performance metrics and goals that the Committee approved for the 2011 performance period, no portion of the awards based on EBITDA or RONA for each named executive officer were payable unless there is at least 75% achievement of those performance goals. At 75% achievement of each performance goal, there is a payout of 25% of a participant’s target annual incentive bonus with respect to the performance metric for which such achievement has occurred. The amounts in this column reflect 25% of the named executive officers’ target annual incentive bonuses for 2011.
(3)	Payouts for the EBITDA and RONA performance goals increase in 3% increments for each additional percent of achievement beyond 75% up to full achievement of those annual goals. Upon full achievement of each of those performance goals and full achievement of KPIs, 100% of the target annual incentive bonus is paid. If performance goals for EBITDA and RONA are exceeded, the maximum payment is 110% of target annual incentive. The maximum payment for KPI goals is 100%. The amounts in these columns reflect 100% and maximum payout of the named executive officers’ target annual incentive bonuses for 2011, in each case, assuming 100% achievement of KPIs.
(4)	In addition, in the third quarter of 2011 the Committee repriced the 879,464 options granted to Mr. Lane in September 2008 to a $18.10 per share strike price. As a result, the incremental fair value with respect to such award, computed as of the repricing, is included for Mr. Lane.

Employment Agreements

Messrs. Lane, Braun, Churay and Underhill have each entered into employment agreements with us. In addition to the terms of these agreements described below, the employment agreements provide for certain severance payments and benefits following a termination of employment under certain circumstances. These benefits are described below in the section titled “Potential Payments upon Termination or Change in Control”.

Andrew R. Lane

In 2008, the Company entered into an employment agreement with Mr. Lane as CEO and member of the Board. This employment agreement has an initial term of five years, which will automatically be extended on September 10, 2013 and each subsequent anniversary for one additional year, unless either party gives ninety days’ written notice of non-renewal. Mr. Lane’s agreement provides for an initial base salary, to be reviewed annually, of $700,000, which the Board (or a committee of the Board) may adjust upward at its discretion, and an annual cash bonus to be based upon individual or company performance criteria that the Board establishes for each fiscal year, with a target annual bonus of 100% of Mr. Lane’s base salary in effect at the beginning of the relevant fiscal year. Mr. Lane’s base salary for 2012 was increased to $850,000. Due to the difficult financial conditions of 2009-2010, Mr. Lane and the Committee established a new target annual bonus of 67% for 2011. In late 2011, the target was raised to 100% for 2012. This will be evaluated on an annual basis.

Mr. Lane is subject to covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for eighteen months thereafter, and is also subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

James E. Braun

In November 2011, the Company entered into an employment agreement with Mr. Braun as executive vice president and chief financial officer. The term of Mr. Braun’s employment agreement will end on November 15, 2014. Mr. Braun’s agreement provides for an initial base salary, to be reviewed annually, of $425,000, which the Board or a Board committee may adjust upward at its discretion and, beginning in fiscal year 2012, an annual cash bonus to be based upon individual or company performance criteria that the Board establishes for each fiscal year in consultation with the CEO, with a target annual bonus of 67% of Mr. Braun’s base salary in effect at the beginning of the relevant fiscal year. Mr. Braun’s target annual bonus for 2012 was increased to 75% of his base salary. In respect of fiscal year 2011, Mr. Braun is eligible to receive a pro rata bonus (targeted at 67% of his base salary) calculated based on actual performance and based on the number of days he was employed by the Company during the year.

Mr. Braun is subject to covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for twelve months thereafter, and is also subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

Daniel J. Churay

In July 2011, the Company entered into an employment agreement with Mr. Churay as executive vice president, general counsel and secretary. The term of Mr. Churay’s employment agreement will end on July 12, 2014. Mr. Churay’s agreement provides for an initial base salary, to be reviewed annually, of $345,000, which the Board or a Board committee may adjust upward at its discretion and, beginning in fiscal year 2012, an annual cash bonus to be based upon individual or company performance criteria that the Board establishes for each fiscal year in consultation with the CEO, with a target annual bonus of 67% of Mr. Churay’s base salary in effect at the beginning of the relevant fiscal year. Mr. Churay’s base salary for 2012 was increased to $362,250. Mr. Churay’s target annual bonus for 2012 was increased to 75% of his base salary. In respect of fiscal year 2011, Mr. Churay is eligible to receive a pro rata bonus (targeted at 67% of his base salary) calculated based on actual performance and based on the number of days he was employed by the Company during the year.

Mr. Churay is subject to covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for twelve months thereafter, and is also subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

James F. Underhill

In 2011, the Company entered into a revised employment agreement with Mr. Underhill as executive vice president and chief operating officer—North America, which replaced in its entirety the employment agreement entered into between Mr. Underhill, McJunkin Red Man Corporation and PVF Holdings on December 3, 2009. The term of Mr. Underhill’s employment agreement will end on November 15, 2014. Mr. Underhill’s agreement provides for an initial base salary, to be reviewed annually, of $500,000, which the Board or a Board committee may adjust upward at its discretion, and an annual cash bonus to be based upon individual or company performance criteria that the Board establishes for each fiscal year, with a target annual bonus of 75% of Mr. Underhill’s base salary in effect at the beginning of the relevant fiscal year. Due to the difficult financial conditions of 2009-2010, Mr. Underhill and the Committee established a new target annual bonus of 67% for 2011, which was raised to 75% for 2012. This will be evaluated on an annual basis.

Mr. Underhill is subject to covenants prohibiting competition, solicitation of customers and employees and interference with business relationships during his employment and for twelve months thereafter, and is also subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

Annual Incentive Awards

Please see the section of the Compensation Discussion and Analysis titled “Short-Term Incentive Compensation” for a discussion of the performance metrics and goals approved by the Committee for the 2011 performance year.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards				Stock Awards(2)
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexerci- sable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Vested (#)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Andrew R. Lane	439,732	439,732	$18.10	9/10/18	—	115,000	2,081,500
	—	226,864	$18.10	11/10/21	—	—	—

James E. Braun	—	165,746	$18.10	11/10/21	—	—	—

Daniel J. Churay	—	66,577	$18.10	8/16/21	—	—	—
	—	17,174	$18.10	11/10/21	—	—	—

Gary A. Ittner	—	21,853	$22.84	12/3/19	254.4	127.1	545,254
	—	13,812	$18.10	11/10/21	—	—	—

James F. Underhill	—	21,853	$22.84	12/3/19	398.28	199.13	854,260
	—	13,812	$18.10	11/10/21	—	—	—

(1)	See “Compensation Discussion and Analysis—Stock Options and Restricted Stock” for a discussion of the vesting schedules of outstanding options.
(2)	See “Compensation Discussion and Analysis—Stock Options and Restricted Stock” and “Compensation Discussion and Analysis—Profits Units” for a discussion of the vesting schedules of outstanding restricted stock and profits units.

Option Exercises and Stock Vested During 2011

	Stock Awards
Name	Number of Shares That Became Vested (#)(1)	Value Realized on Vesting ($)(2)
Andrew R. Lane	—	—
James E. Braun	—	—
Daniel J. Churay	—	—
Gary A. Ittner	127.10	438,641
James F. Underhill	199.13	687,227

(1)	This column reflects the number of profits units in PVF LLC that became vested on January 31, 2011.
(2)	The value realized upon the vesting of profits units on January 31, 2011 is based on the value of profits units in PVF Holdings as of January 31, 2011, which was $3,451.15 per unit.

Nonqualified Deferred Compensation for 2011

Name	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year End ($)
Andrew R. Lane	—	—
James E. Braun	—	—
Daniel J. Churay	—	—
Gary A. Ittner	5,552	134,136
James F. Underhill	6,478	156,493

(1)	We did not make contributions to participant accounts under the McJunkin Red Man Nonqualified Deferred Compensation Plan in 2011. However, during 2011 the accounts of the named executive officers with accounts under the plan were credited with interest in accordance with the plan.

See “Compensation Discussion and Analysis—Retirement and Other Benefits” for a discussion of the terms and conditions of the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control

Each of the named executive officers would be entitled to certain payments and benefits following a termination of employment under certain circumstances and upon a change in control. These benefits are summarized below and reflect obligations pursuant to employment agreements as well as pursuant to other compensatory arrangements. The amounts of potential payments and benefits for our named executive officers as reflected in the tables below assume that the relevant trigger event (termination of employment or a change in control, as applicable) took place on December 31, 2011.

Voluntary Separation

In the event of each named executive officer’s voluntary separation from employment, all unvested profits units in PVF Holdings and all stock option and restricted stock awards in respect of the Company’s common stock that the executive holds would be forfeited. As of December 31, 2011, all stock options that Messrs. Braun, Churay, Ittner and Underhill hold were unvested, all restricted stock that Mr. Lane holds was unvested, 50% of the September 2008 options that Mr. Lane holds were unvested and 100% of the November 2011 options that Mr. Lane holds were unvested. As of December 31, 2011, profit units that Messrs. Ittner and Underhill hold were two-thirds vested. The fully vested account in the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan that Messrs. Ittner and Underhill hold would become payable (subject to the requirements of

Section 409A). In addition, each of the named executive officers and Messrs. Braun and Churay would be paid the value of any accrued but unused vacation time as of the date of the voluntary termination.

Name	Accrued Obligations ($)(1)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	—	67,308
James E. Braun	32,693	—	32,693
Daniel J. Churay	26,539	—	26,539
Gary A. Ittner	50,481	134,136	184,617
James F. Underhill	57,691	156,493	214,184

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.

Termination Not for Cause and Termination for Good Reason

The employment agreements to which Messrs. Lane, Braun, Churay and Underhill are parties provide that if their employment is terminated other than for “Cause” or “Disability” (as defined in the agreements) or if they resign for “Good Reason” (as defined in the agreements), they are entitled to the following severance payment and benefits:

•	All accrued, but unpaid, obligations (including, salary, bonus, expense reimbursement and vacation pay);

•

In the case of Mr. Lane, monthly payments equal to 1/12th of base salary at the rate in effect immediately prior to termination and 1/12th target annual bonus for 18 months following termination. In the case of Messrs. Braun, Churay and Underhill, continuation of base salary for 12 months following termination at the rate in effect immediately prior to termination;

•

Continuation of medical benefits for 18 months for Mr. Lane and 12 months for Messrs. Braun, Churay and Underhill or, in each case, until such earlier time as the executive becomes eligible for medical benefits from a subsequent employer;

•	A pro-rata annual bonus for the fiscal year in which termination occurs, based on actual performance through the end of the fiscal year; and

•

Solely in the case of Mr. Lane, a pro-rata portion of the stock options granted to him, which are currently held by Andy & Cindy Lane Family, L.P., would become vested. However, the restricted stock granted to Mr. Lane, which is currently held by Andy & Cindy Lane Family, L.P., would be forfeited.

These payments and the provision of benefits are generally subject to the execution of a release and compliance with restrictive covenants prohibiting competition, solicitation of employees and interference with business relationships during employment and thereafter during the applicable restriction period. These restrictions apply during employment and for 18 months following termination for Mr. Lane and for 12 months following termination for Messrs. Braun, Churay and Underhill. In addition, Messrs. Lane, Braun, Churay and Underhill are subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

In the event of a termination without Cause (as defined in their respective agreements) or a resignation with good reason (as defined in their respective agreements), unvested stock options and unvested restricted stock held by the named executive officers (other than Mr. Lane) would be forfeited. As described above, under these circumstances the vesting of a pro rata portion of Mr. Lane’s unvested options would become accelerated. As of December 31, 2011, all stock options that Messrs. Braun, Churay and Underhill hold were unvested, all restricted stock that Mr. Lane holds was unvested, and 75% of options that Mr. Lane holds were unvested. As of December 31, 2011, profits units that Messrs. Ittner and Underhill hold were two-thirds vested. If we terminate the executive’s employment without Cause (as defined in their respective agreements) or upon an executive’s resignation for Good Reason (as defined in their respective agreements), the unvested profits units that Messrs. Ittner and Underhill hold would be forfeited pursuant to the PVF LLC Agreement.

The fully vested account in the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan that Messrs. Ittner and Underhill hold would become payable (subject to the requirements of Section 409A) upon a termination by us of the executive officer’s employment other than for Cause or the executive officer’s termination of employment for Good Reason.

In addition, each of the named executive officers would also be paid the value of any accrued but unused vacation time as of the termination date.

	Accrued Obligations ($)(1)	Base Salary Continuation ($)	Pro Rata Incentive ($)(2)	Value of Medical Benefits ($)	Value of Accelerated Vesting of Equity ($)(3)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	1,050,000	509,334	28,062	0	—	1,654,704
James E. Braun	32,693	425,000	51,540	18,276	—	—	527,509
Daniel J. Churay	26,539	345,000	83,676	18,708	—	—	473,923
Gary A. Ittner	50,481	—	272,858	—	—	134,136	457,475
James F. Underhill	57,691	500,000	363,810	18,708	—	156,493	1,096,702

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.
(2)	Each of the named executive officers has an annual target bonus of 67% of annual base salary for 2011. Assuming a termination date of December 31, 2011, each of the named executive officers would be entitled to receive 109% of his target annual incentive bonus, which would be pro-rated for Messrs. Braun and Churay.
(3)	In the case of Mr. Lane, the amount in this column represents the value of the pro-rata acceleration of the vesting of his stock options. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options (after taking into account the two-for-one reverse split of our common stock which occurred on February 29, 2012. As a result, there would be no value realized upon this accelerated vesting. The restricted stock award granted to Mr. Lane would not be subject to accelerated vesting under these circumstances. In the case of Messrs. Ittner and Underhill, all of their unvested profits units held as of December 31, 2011 would be forfeited as of that date. In addition, all unvested options held by named executive officers other than Mr. Lane as of December 31, 2011 would be forfeited as of that date.

Termination by Us for Cause

Upon a termination by us for Cause (as defined in the stock option plan), pursuant to the applicable award agreements, stock options, whether vested or unvested, that Messrs. Lane, Braun, Churay, Ittner and Underhill hold and restricted stock that Mr. Lane holds, whether vested or unvested, would in each case be forfeited immediately for no consideration. Under these circumstances, the profits units that Messrs. Ittner and Underhill hold whether or not vested, would also be forfeited immediately for no consideration.

In addition, as described in the narrative above following the table titled “Nonqualified Deferred Compensation for 2011”, the fully vested accounts in the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan would become payable (subject to the requirements of Section 409A). Each of the named executive officers would also be paid the value of any accrued but unused vacation time as of the termination date.

Name	Accrued Obligations ($)(1)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	—	67,308
James E. Braun	32,693	—	32,693
Daniel J. Churay	26,539	—	26,539
Gary A. Ittner	50,481	134,136	184,617
James F. Underhill	57,691	156,493	214,184

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.

Termination due to Death or Disability

Pursuant to the employment agreements with Messrs. Lane, Braun, Churay and Underhill, upon a termination of employment due to death or disability, they (or their beneficiaries) would be entitled to receive a pro-rata portion of the annual bonus for the fiscal year in which termination occurs, based on actual performance through the end of the fiscal year.

Pursuant to the applicable award agreements, all unvested stock options and restricted stock awards that we granted to the named executive officers (other than Mr. Lane’s stock options) would become fully vested in the event of a termination due to death or Disability (as defined in the applicable plan). In the case of Mr. Lane’s stock options, the vesting of a pro rata portion of his unvested options would become accelerated. Pursuant to the PVF LLC Agreement, all unvested profits units that Messrs. Ittner and Underhill hold would become fully vested and nonforfeitable in the event of a termination due to death or Disability (as defined in the PVF LLC Agreement). In the event of termination due to death or Permanent Disability (as such term is defined in the McJunkin Red Man Nonqualified Deferred Compensation Plan), the full amount of each account, whether or not vested, would be payable. Each of the named executive officers (or their beneficiaries) would also be paid the value of any accrued but unused vacation time as of the termination date.

Name	Accrued Obligations ($)(1)	Value of Accelerated Vesting of Equity ($)(2)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	2,081,500	—	2,148,808
James E. Braun	32,693	0	—	32,693
Daniel J. Churay	26,539	0	—	26,539
Gary A. Ittner	50,481	545,254	134,136	729,871
James F. Underhill	57,691	854,260	156,493	1,068,444

(1)	These amounts represent accrued but unused vacation times as of December 31, 2011.
(2)

In the case of Mr. Lane, the amount in this column includes the value of the pro-rata acceleration of the vesting of his unvested stock options and the full acceleration of vesting of his entire restricted stock award. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options. As a result, there would be no value realized upon this accelerated vesting. The value of the accelerated vesting of Mr. Lane’s restricted stock is based on the per share value of $18.10. In the case of Messrs. Ittner and Underhill, all of their profits units and stock options, and in the case of Messrs. Braun and Churay, stock options, held as of December 31, 2011 would become fully vested as of that date. With respect to profits units, the value realized upon such acceleration is based on the value of profits units in PVF Holdings as of December 31, 2011, which was $4,289.96 per unit. With respect to options, assuming a $18.10 value per share of the Company’s common stock, there would be no value realized upon this accelerated vesting.

Change in Control

The PVF LLC Agreement provides that in the event of a Transaction (as defined in the PVF LLC Agreement), profits units will become fully vested and nonforfeitable. This accelerated vesting of the profits units was negotiated as part of the PVF LLC Agreement in connection with overall negotiations relating to the GS Acquisition. The PVF LLC Agreement defines “Transaction” as:

(i) any event which results in the GSCP Members (as defined in the PVF LLC Agreement) and its or their Affiliates (as defined in the PVF LLC Agreement) ceasing to directly or indirectly beneficially own, in the aggregate, at least 35% of the equity interests of McJunkin Red Man Corporation that they beneficially owned directly or indirectly as of January 31, 2007; or

(ii) in a single transaction or a series of related transactions, the occurrence of the following event: a majority of the outstanding voting power of:

•	PVF Holdings;

•	MRC Global Inc.; or

•	McJunkin Red Man Corporation; or

•	substantially all of the assets of McJunkin Red Man Corporation;

shall have been acquired or otherwise become beneficially owned, directly or indirectly, by any Person (as defined in the PVF LLC Agreement) (other than any Member (as defined in the PVF LLC Agreement) on the effective date of the PVF LLC Agreement or any of its or their affiliates, or PVF Holdings or any of its affiliates) or any two or more Persons (other than any Member on the date of the PVF LLC Agreement or any of its or their affiliates, or McJunkin Red Man Corporation or any of its affiliates) acting as a partnership, limited partnership, syndicate or other group, entity or association acting in concert for the purpose of voting, acquiring, holding or disposing of the voting power of PVF Holdings, MRC Global Inc. or McJunkin Red Man Corporation;

it being understood that, for this purpose, the acquisition or beneficial ownership of voting securities by the public shall not be an acquisition or constitute beneficial ownership by any Person or Persons acting in concert. The table below assumes that a Transaction as so defined has occurred.

Our 2007 Stock Option Plan and our 2007 Restricted Stock Plan, pursuant to which we have granted stock options and restricted stock to our named executive officers, provide that in the event of a Transaction (as defined in the applicable plan), outstanding stock options and restricted stock shall become fully vested (and exercisable in the case of options). The definition of “Transaction” in each of the plans is the same as that set forth in the PVF LLC Agreement. The table below assumes that a Transaction as so defined has occurred.

Pursuant to the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan, the full amount of a participant’s account becomes vested to the extent not already vested upon a Change in Control and will be paid within thirty days of the Change in Control. The plan defines “Change in Control” as, in a single transaction or a series of related transactions, the occurrence of the following event: a majority of the outstanding voting power of PVF Holdings, MRC Global Inc. or McJunkin Red Man Corporation, or substantially all of the assets of McJunkin Red Man Corporation, shall have been acquired or otherwise become beneficially owned, directly or indirectly, by any Person (as defined in the plan) (other than any Member (as defined in the PVF LLC Agreement) or any of its or their affiliates, or PVF Holdings or any of its affiliates) or any two or more Persons (other than any Member or any of its or their affiliates, or PVF Holdings or any of its affiliates) acting as a partnership, limited partnership, syndicate or other group, entity or association acting in concert for the purpose of voting, acquiring, holding or disposing of the voting power of PVF Holdings, MRC Global Inc. or McJunkin Red Man Corporation; it being understood that, for this purpose, the acquisition or beneficial ownership of voting securities by the public shall not be an acquisition or constitute beneficial ownership by any Person or Persons acting in concert. The table below assumes that a Change in Control as so defined has occurred. The accelerated vesting of accounts under the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan in the event of a Change in Control does not provide an extra benefit to the named executive officers with accounts because each of their accounts was fully vested as of the effective date of the plan, which was December 31, 2007.

Name	Accrued Obligations ($)(1)	Value of Accelerated Vesting of Equity ($)(2)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	2,081,500	—	2,148,808
James E. Braun	32,693	0	—	32,693
Daniel J. Churay	26,539	0	—	26,539
Gary A. Ittner	50,481	545,254	134,136	729,871
James F. Underhill	57,691	854,260	156,493	1,068,444

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.
(2)	In the case of Mr. Lane, the amount in this column includes the value of the pro-rata acceleration of the vesting of his unvested stock options and the full acceleration of vesting of his entire restricted stock award. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options. As a result, there would be no value realized upon this accelerated vesting. The value of the accelerated vesting of Mr. Lane’s restricted stock is based on the per share value of the Company’s stock as of December 31, 2011, which was $18.10. In the case of Messrs. Ittner and Underhill, all of their profits units and stock options, and in the case of Messrs. Braun and Churay, stock options, held as of December 31, 2011 would become fully vested as of that date. With respect to profits units, the value realized upon such acceleration is based on the value of profits units in PVF Holdings as of December 31, 2011, which was $4,289.96 per unit. With respect to options, assuming a $18.10 value per share of common stock, there would be no value realized upon this accelerated vesting.

Non-Employee Director Compensation

As compensation for their services on the Board in 2011 we paid each non-employee director an annual cash fee of $80,000. No additional cash fees are paid in respect of service on Board committees. In addition, many of our directors have received equity compensation awards at the time of their appointment to the Board and at such other times as the Committee and the Board has deemed appropriate. All directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

For 2012, our non-employee director compensation has changed. Beginning in 2012, we will pay non-employee directors an annual cash retainer of $60,000. We will pay the chairmen of the Audit Committee and the Compensation Committee an additional annual cash retainer of $15,000. In addition, we will pay each non-employee director a meeting fee of $2,000 for each board meeting that the director attends in excess of five meetings per year. The Company will also grant $100,000 in equity awards (in a form that the Board determines) to each non-employee director. The Company will make the initial grant 90 days after the Company’s initial public offering. Thereafter, the Company will make the grants immediately following each annual meeting of stockholders of the Company.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leonard M. Anthony	80,000	—		—	80,000
Rhys J. Best	80,000	—		—	80,000
Peter C. Boylan, III	80,000	—	—	—	80,000
Henry Cornell(1)	—	—	—	—	—
Christopher A.S. Crampton(1)	—	—	—	—	—
John F. Daly(1)	—	—	—	—	—
Harry K. Hornish, Jr.(1)(2)	—	—	—	—	—
Craig Ketchum	80,000	—	—	—	80,000
Gerard P. Krans	80,000	—		—	80,000
Dr. Cornelis A. Linse	80,000	—		—	80,000
John A. Perkins	80,000	—	—	—	80,000
Sam B. Rovit(1)(2)	—	—	—	—	—
H.B. Wehrle, III	80,000	—	—	—	80,000

(1)	Each of these directors served on the Board during 2011, but did not receive any cash compensation for their services in 2011.
(2)	Messrs. Hornish and Rovit resigned from the Board in early 2011.

The following table indicates the aggregate number of shares of our common stock subject to outstanding option awards and the number of stock awards that our non-employee directors held as of December 31, 2011:

Name	Stock Options (#)(a)	Stock Awards (#)
Leonard M. Anthony	11,207	3,650	(b)
Rhys J. Best	21,762	—
Peter C. Boylan, III	19,065	—
Craig Ketchum	—	381.31
Gerard P. Krans	2,697	—
Dr. Cornelis A. Linse	5,393	—
John A. Perkins	4,370	—
Sam B. Rovit	5,749	—
H.B. Wehrle, III	—	381.31

(a)	We granted all stock options that directors held pursuant to the McJ Holding Stock Option Plan. Stock options that directors held vest in equal increments on each of the third, fourth and fifth anniversaries of the date of grant or in equal increments on each of the second, third, fourth and fifth anniversaries of the date of grant. Vesting of all options is conditioned on continued service and subject to accelerated vesting under certain circumstances, including termination of service by reason of death or disability or the occurrence of a Transaction (as defined in the plan).
(b)	The restricted stock that Mr. Anthony held was granted pursuant to the McJ Holding Restricted Stock Plan and will vest on the fifth anniversary of the date of grant, conditioned on continued service and subject to accelerated vesting under certain circumstances including termination of service by reason of death or disability or the occurrence of a Transaction (as defined in the plan).

2011 Omnibus Incentive Plan

Overview. We adopted the MRC Global Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”) in November 2011. The 2011 Plan will become effective in connection with the Company’s intial public offering, at which time the Committee also intends to terminate the 2007 Stock Option Plan and 2007 Restricted Stock Plan on a prospective basis and release any shares under those plans that have not yet been granted. The 2011 Plan would then be the primary plan pursuant to which we will grant equity-based awards and other long-term incentive awards. The following is a summary of the material terms of the Plan.

Purpose. The purpose of the 2011 Plan is to foster and promote the long-term financial success of the Company and materially increase shareholder value by:

•	motivating superior performance by means of performance-related incentives;

•	encouraging and providing for the acquisition of an ownership interest in the Company by employees, directors and consultants; and

•	enabling the Company to attract and retain qualified and competent persons to serve as members of management, directors and consultants.

Authorized Shares. The Board authorized a total of 3,250,000 shares of Company common stock for awards to be granted under the 2011 Plan. Shares will be subject to awards that:

•	terminate by expiration, forfeiture, cancellation or otherwise without any shares being issued;

•	are settled in cash; or

•	are exchanged with the Committee’s permission prior to the issuance of shares for awards pursuant to which no shares may be issued, and will again be available for awards under the 2011 Plan.

No person may receive awards of stock options or stock appreciation rights (“SARs”) during any calendar year in respect of more than 150,000 shares, and no person may receive awards of restricted stock, restricted stock units (“RSUs”), performance shares or other stock-based awards, in each case, that are intended to be “performance-based compensation” (within the meaning of Section 162(m) of the Internal Revenue Code), during any calendar year in respect of more than 150,000 shares. The maximum aggregate amount that the plan permits us to pay under an award of performance units, cash-based awards or any other award that is not denominated in shares of common stock, in each case, that is intended to be performance-based compensation, will be $5 million, determined as of the date of payout.

If certain changes in capitalization of the Company occur (such as reclassifications, recapitalizations, mergers, consolidations, reorganizations, stock splits, stock dividends and other changes in capitalization of the Company), the Committee will make appropriate adjustments to the maximum number of shares that may be delivered under the 2011 Plan and the individual annual limits included in the 2011 Plan. The Committee will also make appropriate adjustments to the number and kind of shares of stock or securities subject to outstanding awards, the exercise prices of outstanding awards and any other terms of outstanding awards that the change in capitalization affects.

Administration. The Committee will administer the 2011 Plan unless the Board designates another committee. The Committee will have the discretion to determine the individuals to whom we may grant awards, what type of award we grant, when and how we grant each award and other terms and conditions of awards (including the number of shares of common stock subject to each award and the vesting schedule or conditions of each award). The Committee will be authorized to construe and interpret the 2011 Plan and awards we grant under the 2011 Plan, to establish, amend and revoke any rules and regulations relating to the 2011 Plan’s administration and to make any other determinations that it deems necessary or desirable for the administration of the 2011 Plan. All actions taken and all interpretations and determinations that the Committee makes will be final and binding upon participants, the Company and all other interested individuals.

Eligibility. The Committee may grant awards under the 2011 Plan to employees, directors and consultants of the Company and its subsidiaries that the Committee selects.

Types of Awards. The 2011 Plan permits the grant of nonqualified stock options (“NSOs”), incentive stock options (“ISOs”), SARs, restricted stock, RSUs, performance shares, performance units, cash-based awards and other stock-based awards.

•

Stock Options. The Committee will determine the terms and conditions of each award of options, including whether the options will be NSOs or ISOs, and ISOs are subject to certain restrictions. To the extent an option intended to be an ISO does not qualify as an ISO, it will be treated as a NSO. The exercise price per share of each option the Committee grants will not be less than 100% of the fair market value of our common stock on the date of grant. A grantee may exercise an option by written notice and payment of the exercise price in cash or, as the Committee determines, by delivery of previously owned shares or withholding of shares deliverable upon exercise or through a broker-assisted cashless exercise, or by any other method the Committee approves in its sole discretion. The maximum term of any option the Committee grants under the 2011 Plan will be ten years from the date of grant, except that an option (other than an ISO) may provide that it can be exercised for a period of up to one year following a grantee’s death even if that extends beyond ten years.

•

SARs. The Committee will determine the terms and conditions applicable to each award of SARs, including the vesting schedule. The grant price per share of each SAR will not be less than 100% of the fair market value of our common stock on the date of grant. Generally, each SAR will entitle a grantee, upon exercise of the SAR, to an amount equal to the excess of the fair market value on the date of exercise of one share of our common stock over the grant price, multiplied by the number of shares of common stock the SAR covers. Payment may be made in shares of our common stock, in cash, or in a combination of stock and cash, as the Committee determines. The maximum term of any SAR granted under the 2011 Plan will be ten years from the date of grant except that a SAR may provide that in can be exercised for a period of up to one year following a grantee’s death even if that extends beyond ten years.

•

Restricted Stock and RSUs. The Committee will determine the terms and conditions applicable to each award of restricted stock and RSUs, including the vesting conditions (which may be time-based, performance-based or a combination of time-based and performance-based). Restricted stock awards consist of shares of stock that are transferred to a grantee subject to vesting conditions that will result in forfeiture of the shares if the specified conditions are not satisfied. Dividends paid in respect of shares of restricted stock may be paid to the grantee as and when dividends are paid to shareholders or at the time that the restricted stock vests, as the Committee determines. Unless the Committee determines otherwise, holders of restricted stock will have the right to vote the shares prior to vesting. RSUs provide a grantee the right to receive shares of our common stock, or cash equal to the fair market value of our shares, at a future date upon or following the attainment of certain conditions the Committee specifies.

•

Performance Shares and Performance Units. The Committee will determine the terms and conditions applicable to each award of performance shares and performance units, including the performance conditions. Performance shares will be awards denominated in shares of our common stock, while performance units will be awards denominated as a dollar amount. At the end of the applicable performance period, the number of performance shares or performance units earned will be determined based on the extent to which the performance goals the Committee establishes have been achieved. Performance shares and performance units may be settled in cash, shares of our common stock or a combination of cash and stock, as the Committee determines.

•

Other Stock-Based Awards and Cash-Based Awards. The Committee will have the authority to award other types of equity-based or cash-based awards under the 2011 Plan, including the grant or offer for sale of shares of our common stock that are not subject to vesting requirements or the right to receive one or more cash payments subject to the satisfaction of conditions the Committee specifies.

Performance Criteria. Vesting of awards granted under the 2011 Plan may be subject to the satisfaction of one or more performance goals the Committee establishes. The performance goals may vary from participant to participant, group to group and period to period. Performance goals may be weighted for different factors and measures. For awards intended to constitute “performance-based compensation” (within the meaning of Section 162(m) of the Internal Revenue Code), the performance goals applicable to the payment or vesting of an award will be one of the following: book value; cash flow; earnings; earnings before or after any of, or any combination of, interest, taxes, depreciation, and amortization (EBITDA) with such adjustments in calculation as the Committee determines; economic value added (net operating profit after tax minus the sum of capital multiplied by the cost of capital); expenses/costs; gross or operating margins with such adjustments in calculation as the Committee determines; gross or net revenues; market share; net income; operating income/profit; pre-tax income; profit; profitability ratios; share price; total shareholder return; transactions relating to acquisitions or divestitures; or working capital. The Committee will certify the degree of attainment of performance goals after the end of the relevant performance period.

Transferability. Unless the Committee determines otherwise, awards granted under the 2011 Plan will generally not be transferable by grantees except pursuant to domestic relations orders.

Change in Control. The Committee will determine the treatment of awards granted under the 2011 Plan if a change in control occurs (as defined in the 2011 Plan).

Effect of Certain Transactions. If a liquidation, dissolution, merger or consolidation of the Company occurs (a “Transaction”), either:

•

each outstanding award will be treated in accordance with the agreement entered into in connection with the relevant Transaction, which may include, the assumption or continuation of awards by, or the substitution for the awards of new awards of, the surviving, successor or resulting entity, or a parent or subsidiary any of those entities, with equitable adjustments; or

•	if not so provided in the Transaction agreement, all outstanding awards will terminate upon the consummation of the transaction, provided, however, that vested awards shall not be terminated without:

•

in the case of vested options and SARs, (1) providing the holders of affected options and SARs a reasonable period of time prior to the date of the consummation of the Transaction to exercise the options and SARs, or (2) providing the holders of affected options and SARs payment (in cash or other consideration) in respect of each share covered by the option or SARs being cancelled an amount equal to the excess, if any, of the per share price to be paid or distributed to stockholders in the Transaction over the exercise price of the options or the grant price of the SARs; for the avoidance of doubt, the Company may cancel any option or SAR without any payment if the exercise price of the option or SAR exceeds the per share price for our common stock in the relevant Transaction; and

•

in the case of vested awards other than options or SARs, providing the holders of affected awards payment (in cash or other consideration) in respect of each share covered by the award being cancelled of the per share price to be paid or distributed to stockholders in the Transaction.

The Committee may, in its discretion and without the need for the consent of any recipient of an award, take one or more of the following actions to be effective upon the occurrence of or at any time prior to any Transaction (and any such action may be made contingent upon the occurrence of the Transaction):

•	cause any or all outstanding awards to become vested and immediately exercisable (as applicable), in whole or in part;

•	cancel all or any outstanding options or SARs by either:

•	providing holders with a reasonable period of time to exercise the options or SARs (whether or not they were otherwise exercisable); or

•

providing them with a cash payment in respect of each share covered by the options or SARs being cancelled in an amount equal to the excess, if any, of the per share price being paid in the transaction over the exercise or grant price of the option or SAR. For the avoidance of doubt, the Company may cancel any option or SAR without any payment if the exercise price of the option or SAR exceeds the per share price for our common stock in the relevant Transaction; or

•

cancel awards other than options and SARs by providing holders with a payment equal to the per share price being paid in the transaction, which may in the case of unvested awards, be paid in accordance with the vesting schedule of the award.

Tax Withholding. The Company has the right to withhold all amounts required to be withheld from any payment under the 2011 Plan or to require a grantee to satisfy all applicable tax withholding requirements prior to any payment or issuance or release of shares pursuant to any award. The 2011 Plan authorizes us to withhold from grantees shares of common stock having a fair market value equal to our withholding obligation with respect to restricted stock and RSUs.

Effectiveness of the 2011 Plan; Amendment and Termination. The 2011 Plan will become effective in connection with the Company’s initial public offering. The 2011 Plan will remain available for the grant of awards until the tenth anniversary of the effective date. The Board may amend or terminate the 2011 Plan or any outstanding awards made under the 2011 Plan at any time, except that stockholder approval will be required for any amendment to the Plan if required by applicable law or stock market requirements. Notwithstanding the foregoing, no amendment or termination the 2011 Plan or outstanding awards under the 2011 Plan that would adversely affect the rights of a grantee under any outstanding award may be made without the relevant grantee’s consent.

Section 162(m). Section 162(m) of the Internal Revenue Code disallows a Company tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for a company’s named executive officers, other than its chief financial officer, unless compensation qualifies as “performance-based compensation” (as defined in Section 162(m) of the Internal Revenue Code). As we are not currently publicly traded, the Committee has not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Following the initial public offering of our common stock, the Company intends to rely, to the maximum extent permitted, on a transition rule under Section 162(m) that would result in deductions not being disallowed with respect to amounts paid under the 2011 Plan during the transition period (and with respect to options, SARs and Restricted Stock, granted during the transition period even if the award is exercised or becomes vested after the end of the transition period). It is expected that the Company will seek to qualify the 2011 Plan under 162(m) following the end of the transition period so that options, SARs and other performance awards can qualify for the exemption from the deduction limitations of Section 162(m) for “performance-based compensation”, Among other things, that will require that the 2011 Plan be submitted for approval by the Company’s stockholders at that time. However, the Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that any payments are appropriate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of common stock by:

•	each of our directors;

•	each of our named executive officers;

•	each stockholder known by us to beneficially hold five percent or more of our common stock; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities that the table names have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this report are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the business address for each of our beneficial owners is c/o MRC Global Inc., 2 Houston Center, 909 Fannin, Suite 3100, Houston, Texas 77010.

Name and Address	Number of Shares Beneficially Owned ‡	Percent
PVF Holdings(1)	84,214,026	99.6%
The Goldman Sachs Group, Inc.(1)	84,214,026	99.6%
200 West Street, New York, New York 10282
Andrew R. Lane(2)	639,841	*
James E. Braun	—	—
Daniel J. Churay	—	—
Gary A. Ittner(3)	—	—
James F. Underhill(4)	—	—
Leonard M. Anthony(5)	20,671	*
Rhys J. Best(6)	12,710	*
Peter C. Boylan III(7)	12,710	*
Henry Cornell(1)	84,214,026	99.6%
Christopher A.S. Crampton(1)	—	—
John F. Daly(1)	84,214,026	99.6%
Craig Ketchum(8)	—	—
Gerard P. Krans(9)	—	—
Dr. Cornelis A. Linse	10,787	*
John A. Perkins	21,853	*
H.B. Wehrle, III(10)	—	—
All directors and executive officers, as a group (20 persons)(11)	84,919,889	99.8%

*	Less than 1%.
(1)	PVF Holdings directly owns 84,214,026 shares of common stock. GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Parallel, L.P., and GS Capital Partners VI GmbH & Co. KG (collectively, the “Goldman Sachs Funds”) are members of PVF Holdings and own common units of PVF Holdings. The Goldman Sachs Funds’ common units in PVF Holdings correspond to 51,258,887 shares of common stock. The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by PVF Holdings because:

(i)	affiliates of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. are the general partner, managing general partner, managing partner, managing member or member of the Goldman Sachs Funds; and

(ii)	the Goldman Sachs Funds control PVF Holdings and have the power to vote or dispose of all of the common stock of the Company owned by PVF Holdings. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc.

Goldman, Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. Shares of common stock that may be deemed to be beneficially owned by the Goldman Sachs Funds that correspond to the Goldman Sachs Funds’ common units of PVF Holdings consist of:

•	14,428,428 shares of common stock deemed to be beneficially owned by GS Capital Partners V Fund, L.P. and its general partner, GSCP V Advisors, L.L.C.;

•	7,453,123 shares of common stock deemed to be beneficially owned by GS Capital Partners V Offshore Fund, L.P. and its general partner, GSCP V Offshore Advisors, L.L.C.;

•	4,947,704 shares of common stock deemed to be beneficially owned by GS Capital Partners V Institutional, L.P. and its general partner, GS Advisors V, L.L.C.;

•	572,037 shares of common stock deemed to be beneficially owned by GS Capital Partners V GmbH & Co. KG and its managing limited partner, GS Advisors V, L.L.C.;

•	11,136,505 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Fund, L.P. and its general partner, GSCP VI Advisors, L.L.C.;

•	9,262,952 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Offshore Fund, L.P. and its general partner, GSCP VI Offshore Advisors, L.L.C.;

•	3,062,347 shares of common stock deemed to be beneficially owned by GS Capital Partners VI Parallel, L.P. and its general partner, GS Advisors VI, L.L.C.; and

•	395,791 shares of common stock deemed to be beneficially owned by GS Capital Partners VI GmbH & Co. KG and its managing limited partner, GS Advisors VI, L.L.C.

Henry Cornell and John F. Daly are managing directors of Goldman, Sachs & Co. Mr. Cornell, Mr. Daly, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares of common stock owned directly or indirectly by PVF Holdings and the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any.

(2)	Mr. Lane owns no shares of common stock directly. Mr. Lane owns 85,109 shares of common stock, 115,000 shares of restricted common stock and options to purchase 439,732 shares of our common stock, which are exercisable within the next 60 days, through a limited partnership.
(3)	Mr. Ittner owns no shares of common stock directly. Mr. Ittner owns 6,462 shares indirectly through his ownership of common units in PVF Holdings. Mr. Ittner does not have the power to vote or dispose of shares of common stock that correspond to his ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Ittner also owns profits units in PVF Holdings. These profits units do not give Mr. Ittner beneficial ownership of any shares of our common stock because the profits units do not give Mr. Ittner the power to vote or dispose of the shares.
(4)	Mr. Underhill owns no shares of common stock directly. Mr. Underhill owns 12,869 shares indirectly through his ownership of common units in PVF Holdings. Mr. Underhill does not have the power to vote or dispose of shares of common stock that correspond to his ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Underhill also owns profits units in PVF Holdings. These profits units do not give Mr. Underhill beneficial ownership of any shares of our common stock because the profits units do not give Mr. Underhill the power to vote or dispose of the shares.
(5)	Mr. Anthony owns 14,184 shares of common stock and 3,650 shares of restricted common stock directly. Mr. Anthony also owns options to purchase 2,837 shares of our common stock, which are exercisable within the next 60 days.
(6)	Mr. Best owns no shares of common stock directly. Mr. Best owns 32,036 shares indirectly due to his limited liability company’s ownership of common units in PVF Holdings. Mr. Best does not have the power to vote or dispose of shares of common stock that correspond to the limited liability company’s ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Best also owns options to purchase 12,710 shares of our common stock, which are exercisable within the next 60 days.

(7)	Mr. Boylan owns no shares of common stock directly. Mr. Boylan owns 64,073 shares indirectly through his ownership of common units in PVF Holdings. Mr. Boylan does not have the power to vote or dispose of shares of common stock that correspond to his ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Boylan also owns options to purchase 12,710 shares of our common stock, which are exercisable within the next 60 days.
(8)	Mr. Ketchum owns no shares of common stock directly. Mr. Ketchum owns common units in PVF Holdings both directly and through a limited liability company that correspond to 2,828,006 shares of common stock. Mr. Ketchum does not have the power to vote or dispose of shares of common stock that correspond to his ownership or his limited liability company’s ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Ketchum also owns profits units in PVF Holdings. These profits units do not give Mr. Ketchum beneficial ownership of any shares of our common stock because the profits units do not give Mr. Ketchum the power to vote or dispose of the shares.
(9)	Mr. Krans owns no shares of common stock directly. Mr. Krans owns 5,307,019 shares indirectly through his ownership of common units in PVF Holdings. Mr. Krans does not have the power to vote or dispose of shares of common stock that correspond to his ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares.
(10)	Mr. Wehrle owns no shares of common stock directly. Mr. Wehrle owns 1,305,235 shares through his ownership of common units in PVF Holdings. Mr. Wehrle does not have the power to vote or dispose of shares of common stock that correspond to his ownership of common units in PVF Holdings and thus does not have beneficial ownership of the shares. Mr. Wehrle also owns profits units in PVF Holdings. These profits units do not give Mr. Wehrle beneficial ownership of any shares of our common stock because the profits units do not give Mr. Wehrle the power to vote or dispose of the shares.
(11)	The number of shares of common stock owned by all directors and executive officers, as a group, reflects:

•	all shares of common stock directly owned by PVF Holdings, with respect to which Henry Cornell and John F. Daly may be deemed to share beneficial ownership;

•

85,109 shares of unrestricted common stock, 115,000 shares of restricted common stock and options to purchase 439,733 of our common stock held indirectly by Andrew R. Lane, the chairman, president and CEO and a director of MRC Global Inc. through a limited partnership;

•

14,184 shares of unrestricted common stock, 3,650 shares of restricted common stock and options to purchase 2,837 shares of our common stock held directly by Leonard Anthony, a director of MRC Global Inc.;

•	options to purchase 12,710 shares of our common stock held by Rhys J. Best, a director of MRC Global Inc.;

•	options to purchase 12,710 shares of our common stock held by Peter C. Boylan III, a director of MRC Global Inc.;

•	10,787 shares of unrestricted common stock held directly by Dr. Cornelis A. Linse, a director of MRC Global Inc.; and

•	21,853 shares of unrestricted common stock held directly by John Perkins, a director of MRC Global Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This section describes related party transactions between us and our directors, executive officers and 5% stockholders and their immediate family members that have occurred since January 1, 2008. See “Corporate Structure” for an illustration of where the related entities discussed below sit in our corporate structure.

Transactions with the Goldman Sachs Funds

Certain affiliates of The Goldman Sachs Group, Inc., including GS Capital Partners V Fund, L.P., GS Capital Partners VI Fund, L.P. and related entities, or the Goldman Sachs Funds, are the majority owners of PVF Holdings, our largest shareholder.

May 2008 Dividend

On May 22, 2008, McJunkin Red Man Corporation borrowed $25 million in revolving loans under its revolving credit facility and distributed the proceeds of the loans to MRC Global Inc. On the same date, MRC Global Inc. borrowed $450 million in term loans under its term loan facility and distributed the proceeds of the term loans, together with the proceeds of the revolving loans, to its stockholders, including PVF Holdings. PVF Holdings used the proceeds from the dividend to fund distributions to members of PVF Holdings in May 2008. The Goldman Sachs Funds were paid $311,722,411.39 in such distribution.

LaBarge Acquisition

On October 9, 2008, we acquired LaBarge. In connection with the LaBarge acquisition, McJunkin Red Man Corporation paid an affiliate of the Goldman Sachs Funds a $1.6 million merger and acquisition advisory fee.

MRC Transmark Acquisition

On October 30, 2009, we acquired MRC Transmark. In connection with the acquisition of MRC Transmark, McJunkin Red Man Corporation agreed to pay to an affiliate of the Goldman Sachs Funds a €4.0 (US$6.0) million merger and acquisition advisory fee.

ABL Credit Facility

Goldman Sachs Lending Partners LLC is the co-documentation agent and a managing agent for our ABL Credit Facility.

Prior Credit Facilities

Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., or Goldman Sachs, was a lender under our prior revolving credit facility and our prior Term Loan Facility and Junior Term Loan Facility. Goldman Sachs Credit Partners was also a co-lead arranger and joint bookrunner under our prior revolving credit facility, was a co-lead arranger and joint bookrunner under our prior Term Loan Facility and our prior Junior Term Loan Facility and was also the syndication agent under our prior Term Loan Facility and our prior Junior Term Loan Facility.

We paid a $4.4 million fee to Goldman Sachs Credit Partners in May 2008 in connection with our prior Junior Term Loan Facility, a fee of $0.5 million to Goldman Sachs Credit Partners in June 2008 in connection with the $50 million upsizing of our prior revolving credit facility and a fee of $2 million to Goldman Sachs Credit Partners in October 2008 in connection with the $100 million upsizing of our prior revolving credit facility.

Notes Offerings

Goldman Sachs was a joint book-running manager for our December 2009 and February 2010 Notes offerings and received fees of $9.5 million in connection with serving in this capacity. In addition, pursuant to the registration rights agreements we entered into at the time of the Notes offerings, we have filed and are obligated to keep effective a market-making registration statement to enable Goldman Sachs to engage in market-making for the Notes. The SEC declared the initial market-making registration statement effective in July 2011.

Transactions with USI Southwest

In January 2010, we engaged Anco Insurance Services of Houston, Inc. (doing business as USI Southwest), an affiliate of the Goldman Sachs Funds, to provide insurance brokerage services to us. During the year ended December 31, 2011 and the year ended December 31, 2010, we paid USI Southwest $1.6 million and $2.2 million, respectively, for these services.

Transactions with Kinder Morgan Energy Partners, L.P.

On September 1, 2009, we entered into a Supply Agreement with Kinder Morgan Energy Partners, L.P., an affiliate of the Goldman Sachs Funds, pursuant to which we have agreed to provide maintenance, repair and operating supplies and related products for an initial term expiring on December 31, 2014. Including services provided to Kinder Morgan prior to the entry of the Supply Agreement, we received $15.5 million in the year ended December 31, 2009, $13.7 million in the year ended December 31, 2010 and $9.9 million in the year ended December 31, 2011.

Transactions with Cobalt, Energy Future Holdings, CCS and EF Energy

Cobalt International Energy LP (“Cobalt”), Luminant Generation Company LLC, Luminant Mining Company LLC and Oncor Electric Delivery Company LLC (together with Luminant Generation Company LLC and Luminant Mining Company LLC, “Energy Future Holdings”), CCS Corporation (“CCS”) and EF Energy Holdings, L.L.C. (“EF Energy”), affiliates of the Goldman Sachs Funds, are customers of our Company. Our sales to Cobalt were $1.3 million in the year ended December 31, 2009, $6.1 million in the year ended December 31, 2010 and none for the in the year ended December 31, 2011. Our sales to Energy Future Holdings were $0.5 million in the year ended December 31, 2009, $4.1 million in the year ended December 31, 2010 and $61,000 in the year ended December 31, 2011. Our sales to CCS were $0.5 million in the year ended December 31, 2009, $0.4 million in the year ended December 31, 2010 and $1.2 million in the year ended December 31, 2011. Our sales to EF Energy were $1.0 million in the year ended December 31, 2011, and we had no sales to EF Energy prior to 2011.

Transactions with Prideco

We lease certain equipment and buildings from Prideco, LLC, an entity that Craig Ketchum (a member of the Board and our former president and CEO) and certain of his immediate family members own. Craig Ketchum owns a 25% interest in Prideco, LLC. We paid Prideco, LLC an aggregate rental amount of approximately $2.4 million in the year ended December 31, 2009, $1.5 million in the year ended December 31, 2010 and $0.6 million in the year ended December 31, 2011.

Under four separate real property leases, we lease office and warehouse space for the wholesale distribution of PVF from Prideco, LLC. The total rental amount under these leases was approximately $0.1 million in the year ended December 31, 2008, $0.1 million in the year ended December 31, 2009, $0.1 million in the year ended December 31, 2010 and $0.1 million in the year ended December 31, 2011. The location of the leased property, monthly rent for 2011, term, expiration date, square footage of the leased premises and renewal option for each of these leases are included in the table below:

Location	Monthly 2011 Rent	Term	Expiration	Square Feet	Renewal Option
Artesia, NM	$2,200	5 years	May 31, 2013	8,750	One five-year renewal option
Lovington, NM	$2,350	3 years	September 30, 2012	6,000	Open option to renew
Tulsa, OK	$3,000	3 years	March 31, 2012	7,980	One five-year renewal option
Woodward, OK	$3,500	5 years	July 31, 2012	6,000	None

Additionally, under one master lease, Prideco, LLC leases approximately 430 trucks, cars and sports utility vehicles to us. All of these vehicles are used in our operations. Under the master lease, most vehicles are leased for a term of 36 months. The total rental amount under this lease was approximately $3.1 million in the year ended December 31, 2008, $2.3 million in the year ended December 31, 2009, $1.4 million in the year ended December 31, 2010 and $0.5 million in the year ended December 31, 2011.

We believe the rental amounts under our leases with Prideco, LLC are generally comparable to market rates negotiable among unrelated third parties.

Transactions with Hansford Associates Limited Partnership

McJunkin Red Man Corporation leases certain land and buildings from Hansford Associates Limited Partnership, a limited partnership in which H. B. Wehrle, III (a member of the Board), E. Gaines Wehrle (a former member of the Board), Stephen D. Wehrle (a former executive officer of MRC Global Inc.) and certain of their immediate family members are limited partners. Together, these three persons and their immediate family members have a 50% ownership interest in the limited partnership. McJunkin Red Man Corporation paid Hansford Associates Limited Partnership an aggregate rental amount of approximately $2.5 million in the year ended December 31, 2008, $2.5 million in the year ended December 31, 2009, $2.5 million in the year ended December 31, 2010 and $2.3 million in the year ended December 31, 2011.

We believe that the rental amounts under McJunkin Red Man Corporation’s leases with Hansford Associates Limited Partnership are generally comparable to market rates negotiable among unrelated third parties.

Transactions with Executive Officers and Directors

GS Acquisition

Under the terms of the merger agreement for the GS Acquisition, McJunkin Red Man Corporation is required to use its commercially reasonable efforts promptly following the closing of the merger to sell certain of its assets (the “Non-Core Assets”) for cash and to distribute 95% of the net proceeds of the sales, less 40% of taxable gains, to McJunkin Red Man Corporation’s shareholders of record immediately prior to the merger, including H.B. Wehrle, III. All Non-Core Assets have subsequently been sold.

In connection with the GS Acquisition, on December 4, 2006, we entered into an indemnity agreement with certain former shareholders of McJunkin Red Man Corporation, including H.B. Wehrle, III and Stephen D. Wehrle. Under the indemnity agreement, certain former shareholders of McJunkin Red Man Corporation agreed to jointly and severally indemnify (i) McJunkin Red Man Corporation, (ii) MRC Global Inc. and (iii) the wholly owned subsidiary of MRC Global Inc. that merged with and into McJunkin Red Man Corporation in connection with the GS Acquisition, and their respective shareholders, members, partners, officers, directors, employees, attorneys, accountants, affiliates, agents, other advisors and successors, from and against all costs the indemnified parties incur relating to the holding and disposition of certain of the Non-Core Assets, and the distribution of net proceeds with respect to the disposition, to the extent the costs for each Non-Core Asset exceed the net proceeds received in the sale of the asset.

Additionally, the indemnity agreement provided that from and after the effective time of the merger that was consummated in connection with the GS Acquisition, the indemnifying shareholders would jointly and severally indemnify the indemnified parties for (i) any amounts paid or payable by McJunkin Red Man Corporation or any of its subsidiaries to any of its officers, directors or employees in excess of $965,000 in the nature of any “stay-pay bonuses” as a result of the merger, other than payments to certain specific employees, and (ii) any failure to properly withhold any amounts required to be withheld by McJunkin Red Man Corporation or any of its subsidiaries relating to stay-pay bonuses or any similar such payments (which indemnity only applied to withholding obligations that arose before the effective time of the merger on January 31, 2007).

May 2008 Dividend

Certain members of our management team and certain current and former members of the Board are members of PVF Holdings and therefore participated in PVF Holdings’ cash distributions to its members in May 2008. See “—Transactions with the Goldman Sachs Funds—May 2008 Dividend” above. The table below sets forth the proceeds of the distributions paid to the account of the profits units and common units held by our current and former executive officers and directors who are members of PVF Holdings:

Name	Proceeds from Distributions Paid on Common Units	Proceeds from Distributions Paid on Profits Units	Total
Randy K. Adams	$6,131.28	$48,420.00	$54,551.28
Rhys J. Best(1)	$194,826.51	—	$194,826.51
Peter C. Boylan, III(2)	$389,653.01	—	$389,653.01
David Fox, III(3)	$1,975,013.20	—	$1,975,013.20
Ken Hayes	$82,772.33	$16,140.00	$98,912.33
Harry K. Hornish, Jr	$584,479.57	—	$584,479.57
Scott A. Hutchinson	$78,264.60	$20,982.00	$99,246.60
Rory M. Isaac	$195,160.51	$48,420.00	$243,580.51
Russell L. Isaacs	$137,300.00	—	$137,300.00
Gary A. Ittner	$39,299.30	$48,420.00	$87,719.30
Craig Ketchum(4)	$17,198,047.58	$48,420.00	$17,246,467.58
Kent Ketchum(5)	$6,878,317.54	$24,210.00	$6,902,527.54
Stephen W. Lake	$78,264.59	$16,140.00	$94,404.59
Jeffrey Lang	$38,965.30	$48,420.00	$87,385.30
Diana D. Morris	$19,482.65	—	$19,482.65
Dennis Niver	$333.99	$32,280.00	$32,613.99
Dee Paige	$77,930.60	$72,630.00	$150,560.60
James F. Underhill	$78,264.60	$75,858.00	$154,122.60
E. Gaines Wehrle(6)	$7,306,083.68	—	$7,306,083.68
H.B. Wehrle, III	$7,860,472.35	$48,420.00	$7,908,892.35
Stephen D. Wehrle	$6,627,379.72	$24,210.00	$6,651,589.72
Michael H. Wehrle	$7,095,097.13	—	$7,095,097.13
Martha G. Wehrle	$870,319.63	—	$870,319.63
Other Wehrle Family Members(7)	$34,345,051.67	—	$34,345,051.67
Other Ketchum Family Members(8)	$19,238,151.48	—	$19,238,151.48
All executive officers, directors and their immediate family members	$111,395,062.82	$572,970.00	$111,968,032.82

(1)	Mr. Best holds common units in PVF Holdings through a limited liability company which he controls.
(2)	Mr. Boylan holds common units in PVF Holdings through a limited liability company which he owns and controls.
(3)	The $1,975,013.20 that is indicated as being distributed on account of Mr. Fox’s common units (including common units) was distributed to a trust that Mr. Fox established. Of this sum, $993,087.61 was distributed with respect to common units and $81,345.60 was paid as a tax distribution with respect to restricted common units. The balance of this sum ($900,579.99) relates to proceeds of the dividend distributed with respect to restricted common units which are being held by PVF Holdings subject to vesting of the restricted common units.

(4)	Craig Ketchum was paid $17,197,713.60 in proceeds with respect to common units held by a limited liability company which he controls. Craig Ketchum received $333.99 in proceeds with respect to common units that he holds directly.
(5)	Kent Ketchum was paid $6,877,983.55 in proceeds with respect to common units held by a limited liability company which he controls. Kent Ketchum received $333.99 in proceeds with respect to common units that he holds directly.
(6)	The $7,306,083.68 that is indicated as being distributed with respect to Mr. Wehrle’s common units was distributed to a trust that Mr. Wehrle established.
(7)	As used in this table, “Other Wehrle Family Members” include the immediate family members of H.B. Wehrle, III, E. Gaines Wehrle, Stephen D. Wehrle and Michael H. Wehrle.
(8)	As used in this table, “Other Ketchum Family Members” include the immediate family members of Craig Ketchum and Kent Ketchum.

Registration Rights Agreement

Prior to the initial public offering, we intend to enter into a new registration rights agreement with PVF Holdings pursuant to which we may be required to register the sale of our shares that PVF Holdings holds. Under the registration rights agreement, PVF Holdings will have the right, including in connection with this offering, to request that we use our reasonable best efforts to register the sale of shares that PVF Holdings holds on its behalf on up to six occasions including requiring us to file shelf registration statements permitting sales of shares into the market from time to time over an extended period. PVF Holdings’ right to demand registration will be subject to certain limitations contained in the registration rights agreement, including our right to decline to cause a registration statement for a demand registration to be declared effective within 180 days after the effective date of any of our other registration statements.

In addition, PVF Holdings will have the ability to exercise certain piggyback registration rights with respect to its own securities if we elect to register any of our equity securities. The registration rights agreement will also include provisions dealing with allocation of securities included in registration statements, registration procedures, indemnification, contribution and allocation of expenses. The registration rights agreement will also provide that if PVF Holdings is dissolved, an amended and restated registration rights agreement will become automatically effective and the existing agreement will terminate. Pursuant to the terms of such amended and restated registration rights agreement, the existing members of PVF Holdings would thereafter be entitled to certain registration rights with respect to our shares which are distributed to them in connection with any such dissolution of PVF Holdings.

Management Stockholders Agreement

Each holder of a stock option or restricted stock award, including the members of the Board who have received awards, is a party to a management stockholders agreement. Employees or directors that purchase common stock of MRC Global Inc. must also become a party to the management stockholders agreement. The management stockholders agreement sets forth the terms and conditions governing common stock of MRC Global Inc., including vested restricted stock and shares of common stock received upon the exercise of stock option awards.

The management stockholders agreement provides that upon the termination of a shareholder’s employment with MRC Global Inc. or its affiliates (including, in the case of a non-employee member of the Board, the termination of his or her service on the Board), MRC Global Inc. may exercise its right to purchase from shareholder (or his or her permitted transferee) all or a portion of the shareholder’s vested restricted stock, common stock received upon the exercise of the shareholder’s stock options, or common stock the shareholder purchased. In the event of a termination by the Company or its affiliates for cause (as defined in the management stockholders agreement), the call option price would be the lesser of:

(i) the fair market value on the date of repurchase (determined in accordance with the management stockholders agreement); or

(ii) the price paid for the stock by such shareholder. Under all other circumstances, the call option price would be the fair market value of the stock subject to the call option on the date of repurchase (determined in accordance with the management stockholders agreement).

Prior to the consummation of an initial public offering of our common stock, if PVF Holdings proposes to:

(i) transfer common stock to any person who is not its affiliate; or

(ii) effect an Exit Event (as defined in the management stockholders agreement), PVF Holdings may require shareholders to transfer a proportionate number of their shares of common stock to the person.

In this event, shareholders would receive the same price for their common stock as PVF Holdings receives for its common stock and would be required to pay for a proportionate share of all transaction expenses.

Other than as described above in this section, the management stockholders agreement prohibits the transfer of any shares of common stock of MRC Global Inc. (including vested shares restricted stock) by a shareholder, other than following the death of the holder pursuant to the terms of any trust or will of the deceased or by the laws of intestate succession.

Our directors hold various equity interests in respect of our shares of common stock. Andrew R. Lane, Leonard Anthony, Dr. Cornelis A. Linse and John Perkins hold shares of our common stock that they have purchased for fair market value; Andrew R. Lane and Leonard Anthony hold awards of restricted stock; and Andrew R. Lane, Leonard Anthony, Rhys Best, Peter C. Boylan III, Gerard P. Krans, John Perkins and Dr. Cornelis A. Linse hold stock options to purchase shares of our common stock. Accordingly, each of them is a party to the management stockholders agreement. Upon the consummation of this offering, none of Messrs, Lane, Anthony, Linse or Perkins will be a party to the management stockholders agreement in respect of common stock purchased by them, and neither Mr. Lane nor Mr. Anthony will be a party to the management stockholders agreement in respect of common stock acquired by them upon exercise of their stock options.

Related Party Transaction Policy

We have in place a formal written policy for the review, approval, ratification and disclosure of related party transactions. This policy applies to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. The audit committee of the Board must review, approve and ratify a related party transaction if the transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, that the audit committee believes are no less favorable to us than could be obtained in an arm’s-length transaction with an unrelated third-party, unless the audit committee otherwise determines that the transaction is not in our best interests. Our audit committee does not need to approve or ratify any related party transaction or modification of the transaction that the Board has approved or ratified by the affirmative vote of a majority of directors, who do not have a direct or indirect material interest in such transaction. In addition, our compensation committee will approve related party transactions involving compensation rather than our audit committee.

In addition, we are bound by a provision in the PVF LLC Agreement, which provides that neither we nor any of our subsidiaries may enter into any transactions with any of the Goldman Sachs Funds or any of their affiliates except for transactions that:

(i) are otherwise permitted or contemplated by the PVF LLC Agreement; or

(ii) are on fair and reasonable terms not materially less favorable to us than we would obtain in a hypothetical comparable arm’s length transaction with a person that was not an affiliate of the Goldman Sachs Funds.

Our credit facilities also contain covenants which, subject to certain exceptions, require us to conduct all transactions with any of our affiliates on terms that are substantially as favorable to us as we would obtain in a comparable arm’s length transaction with a person that is not an affiliate.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by Ernst & Young LLP during the fiscal years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
(Dollars in thousands)
Audit Fees(1)	$1,417	$1,551
Audit-Related Fees(2)	647	146
Tax Fees(3)	1,789	837
All Other Fees	—	—

	$3,853	$2,534

(1)	Includes fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, statutory audit services required internationally and reviews of the Company’s quarterly financial statements.
(2)	Includes fees for due diligence services provided in connection with acquisitions.
(3)	Includes fees for compliance, planning and advice with respect to various domestic and foreign corporate tax matters.

Pre-approval of Services by the Independent Registered Public Accounting Firm

The audit committee has adopted pre-approval policies and procedures requiring the audit committee, or its chairman in some cases, to pre-approve all audit and non-audit services to be provided by the independent auditor and also requires the audit committee to pre-approve the fees for all services to be performed by the independent auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report:

1.	Financial Statements.

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

[All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.]

3.	List of Exhibits.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of December 4, 2006, by and among McJunkin Corporation, McJ Holding Corporation and Hg Acquisition Corp.

2.1.1*	McJunkin Contribution Agreement, dated as of December 4, 2006, by and among McJunkin Corporation, McJ Holding LLC and certain shareholders of McJunkin Corporation.

2.1.2*	McApple Contribution Agreement, dated as of December 4, 2006, among McJunkin Corporation, McJ Holding LLC and certain shareholders of McJunkin Appalachian Oilfield Supply Company.

2.2*	Stock Purchase Agreement, dated as of April 5, 2007, by and between McJunkin Development Corporation, Midway-Tristate Corporation and the other parties thereto.

2.2.1*	Assignment Agreement, dated as of April 27, 2007, by and among McJunkin Development Corporation, McJunkin Appalachian Oilfield Supply Company, Midway-Tristate Corporation, and John A. Selzer, as Representative of the Shareholders.

2.3*	Stock Purchase Agreement, dated as of July 6, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., the Shareholders listed on Schedule 1 thereto, PVF Holdings LLC, and Craig Ketchum, as Representative of the Shareholders.

2.3.1*	Contribution Agreement, dated July 6, 2007, by and among McJ Holding LLC and certain shareholders of Red Man Pipe & Supply Co.

2.3.2*	Amendment No. 1 to Stock Purchase Agreement, dated as of October 24, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., and Craig Ketchum, as Representative of the Shareholders.

2.3.3*	Joinder Agreement and Amendment No. 2 to the Stock Purchase Agreement, dated as of October 31, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., PVF Holdings LLC, Craig Ketchum, as Representative of the Shareholders, and the other parties thereto.

3.1***	Amended and Restated Certificate of Incorporation of MRC Global Inc (formerly known as McJunkin Red Man Holding Corporation).

3.1.1******	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MRC Global Inc. dated January 10, 2012.

3.1.2*******	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MRC Global Inc. dated February 29, 2012.

3.2****	Bylaws of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation).

4.1***	Indenture, dated as of December 21, 2009, by and among McJunkin Red Man Corporation, the guarantors named therein and U.S. Bank National Association, as trustee.

Exhibit Number	Description
4.2***	Form of 9.50% Senior Secured Notes due December 15, 2016 (included as part of Exhibit 4.1 above).

4.3***	Exchange and Registration Rights Agreement, dated as of December 21, 2009, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, Goldman, Sachs & Co., Barclays Capital Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc.

4.4***	Exchange and Registration Rights Agreement, dated as of February 11, 2010, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, Goldman, Sachs & Co. and Barclays Capital Inc.

4.5***	Reaffirmation Agreement, dated as of February 11, 2010, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, and U.S. Bank National Association, as collateral trustee.

10.1***	Loan, Security and Guarantee Agreement, dated June 14, 2011, between McJunkin Red Man Corporation, Midfield Supply ULC and the other parties thereto.

10.2***	Revolving Facility Agreement, dated September 17, 2010, between MRC Transmark Holdings UK Limited, HSBC Bank plc and the other parties thereto.

10.3****	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Directors and Executive Officers

10.4*†	Employment Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane.

10.4.1***†	Amendment to Employment Agreement by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane, dated February 23, 2011.

10.5*****†	Amended and Restated Employment Agreement, dated as of December 5, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James Underhill.

10.6***†	Employment Agreement, dated as of September 10, 2009, by and between Transmark Fcx Limited and Neil P. Wagstaff.

10.6.1***†	Amendment to Employment Agreement by and between MRC Transmark Limited and Neil P. Wagstaff, dated February 23, 2011.

10.7*†	Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC and McJunkin Red Man Corporation.

10.8***†	Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) and Craig Ketchum.

10.9***†	2007 Stock Option Plan, as amended.

10.9.1*†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement.

10.9.2***†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents).

10.9.3***†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents).

Exhibit Number	Description
10.10***†	2007 Restricted Stock Plan, as amended.

10.11.1*†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement.

10.12*†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2007 Stock Option Plan (Canada).

10.12.1*†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are parties to non-competition agreements).

10.12.2*†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are not parties to non-competition agreements).

10.13*†	MRC Global Inc. ( formerly known as McJunkin Red Man Holding Corporation ) Deferred Compensation Plan.

10.14*	Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Hg Acquisition Corp., McJunkin Red Man Corporation, and certain shareholders of McJunkin Red Man Corporation named therein.

10.15*†	Management Stockholders Agreement, dated as of March 27, 2007, by and among PVF Holdings LLC, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), and the other parties thereto.

10.15.1*†	Amendment No. 1 to the Management Stockholders Agreement, dated as of December 21, 2007, executed by PVF Holdings LLC.

10.15.2*†	Amendment No. 2 to the Management Stockholders Agreement, dated as of December 26, 2007, executed by PVF Holdings LLC.

10.16***†	Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated as of October 31, 2007.

10.16.1***†	Amendment No. 1, dated as of December 18, 2007, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC.

10.16.2***†	Amendment No. 2, dated as of October 31, 2009, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC.

10.17*†	Subscription Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Andrew R. Lane, and PVF Holdings LLC.

10.18.1*†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane.

10.18.2***†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Andrew R. Lane.

10.18.3***†	Second Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane.

Exhibit Number	Description
10.19***†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of February 24, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane.

10.19.1***†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of June 1, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane.

10.20***†	Subscription Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Len Anthony, and PVF Holdings LLC.

10.20.1***†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Len Anthony.

10.20.2***†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony.

10.21***†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony.

10.22***†	Subscription Agreement, dated as of October 30, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), John A. Perkins, and PVF Holdings LLC.

10.23***†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and John A. Perkins.

10.24***†	Indemnification Agreement by and between the Company and Peter C. Boylan, III dated August 11, 2010.

10.25*****†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Daniel J. Churay.

10.26****†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James E. Braun.

10.27†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2011 Omnibus Incentive Plan.

10.27.1*****†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Option Agreement.

10.27.2*****†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement.

10.27.3*****†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement.

Exhibit Number	Description
10.27.4*****†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement.

10.28****†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of MRC Global, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008.
**	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on October 31, 2008.
***	Incorporated by reference to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011.
****	Incorporated by reference to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) filed with the SEC on November 16, 2011.
*****	Incorporated by reference to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012.
******	Incorporated by reference to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on January 13, 2012.
*******	Incorporated by reference to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on March 1, 2012.
†	Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the indenture Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2012

/s/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	March 5, 2012

/s/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principle accounting officer)	March 5, 2012

/s/ LEONARD M. ANTHONY Leonard M. Anthony	Director	March 5, 2012

/s/ RHYS J. BEST Rhys J. Best	Director	March 5, 2012

/s/ PETER C. BOYLAN, III Peter C. Boylan, III	Director	March 5, 2012

/s/ HENRY CORNELL Henry Cornell	Director	March 5, 2012

/s/ CHRISTOPHER A.S. CRAMPTON Christopher A.S. Crampton	Director	March 5, 2012

/s/ JOHN F. DALY John F. Daly	Director	March 5, 2012

/s/ CRAIG KETCHUM Craig Ketchum	Director	March 5, 2012

/s/ GERARD P. KRANS Gerard P. Krans	Director	March 5, 2012

Signature	Title	Date

/s/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	March 5, 2012

/s/ JOHN A. PERKINS John A. Perkins	Director	March 5, 2012

/s/ H.B. WEHRLE, III H.B. Wehrle, III	Director	March 5, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charleston, West Virginia

March 5, 2012

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

	December 31,
	2011	2010
	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$46,127	$56,202
Accounts receivable, net	791,280	596,404
Inventories	899,064	765,367
Income taxes receivable	—	32,593
Other current assets	11,437	10,209

Total current assets	1,747,908	1,460,775

Other assets:
Debt issuance costs, net	25,818	32,211
Assets held for sale	—	12,722
Other assets	13,394	14,212

	39,212	59,145

Fixed assets:
Property, plant and equipment, net	107,430	104,725

Intangible assets:
Goodwill, net	561,270	549,384
Other intangible assets, net	771,867	817,165

	1,333,137	1,366,549

	$3,227,687	$2,991,194

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$479,584	$426,632
Accrued expenses and other current liabilities	108,973	102,807
Income taxes payable	11,950	—
Deferred revenue	4,450	18,140
Deferred income taxes	68,210	70,636

Total current liabilities	673,167	618,215

Long-term obligations:
Long-term debt, net	1,526,740	1,360,241
Deferred income taxes	288,985	303,083
Other liabilities	17,933	19,897

	1,833,658	1,683,221
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000 shares authorized, issued and outstanding December 2011—84,427, issued and outstanding December 2010—84,404	844	844
Preferred stock, $0.01 par value per share; 150,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	1,282,949	1,274,560
Retained (deficit)	(536,791)	(565,790)
Accumulated other comprehensive loss	(26,140)	(19,856)

	720,862	689,758

	$3,227,687	$2,991,194

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Sales	$4,832,423	$3,845,536	$3,661,922
Cost of sales	4,124,271	3,327,072	3,067,437
Inventory write-down	—	362	46,491

Gross margin	708,152	518,102	547,994

Operating expenses:
Selling, general and administrative expenses	513,563	451,680	411,580
Goodwill and intangible impairment	—	—	386,100

Total operating expenses	513,563	451,680	797,680

Operating income (loss)	194,589	66,422	(249,686)

Other income (expense):
Interest expense	(136,844)	(139,641)	(116,504)
Write off of debt issuance costs	(9,450)	—	—
Change in fair value of derivative instruments	7,044	(4,926)	8,946
Other, net	429	2,968	2,490

	(138,821)	(141,599)	(105,068)

Income (loss) before income taxes	55,768	(75,177)	(354,754)
Income tax expense (benefit)	26,784	(23,353)	(14,983)

Net income (loss)	$28,984	$(51,824)	$(339,771)

Basic (loss) earnings per common share	$0.34	$(0.61)	$(4.30)
Diluted (loss) earnings per common share	$0.34	$(0.61)	$(4.30)
Weighted-average common shares, basic	84,417	84,384	79,067
Weighted-average common shares, diluted	84,655	84,384	79,067
Dividends per common share	$—	$—	$0.04

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balance at December 31, 2008	77,949	$779	$1,213,016	$(171,545)	$(55,089)	$987,161
Net loss	—	—	—	(339,771)	—	(339,771)
Foreign currency translation	—	—	—	—	23,434	23,434
Pension related adjustments, net of tax	—	—	—	—	651	651
Change in fair value of derivative instrument	—	—	—	—	1,761	1,761
Fair value of derivative instrument reclassified into earnings	—	—	—	—	15,898	15,898

Net comprehensive loss						(298,027)
Common stock issued for acquisition of Transmark Fcx	6,367	64	49,340	—	—	49,404
Equity contribution	21	—	500	—	—	500
Restricted stock vested during period	33	—	—	—	—	—
Repurchase of common stock	(2)	—	(70)	—	—	(70)
Dividends	—	—	—	(2,900)	—	(2,900)
Equity-based compensation expense	—	—	7,830	—	—	7,830

Balance at December 31, 2009	84,368	843	1,270,616	(514,216)	(13,345)	743,898
Net loss	—	—	—	(51,824)	—	(51,824)
Foreign currency translation	—	—	—	—	(4,707)	(4,707)
Pension related adjustments, net of tax	—	—	—	—	(1,804)	(1,804)

Net comprehensive loss						(58,335)
Equity contribution	11	—	200	—	—	200
Restricted stock vested during period	25	1	—	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	250	—	250
Equity-based compensation expense	—	—	3,744	—	—	3,744

Balance at December 31, 2010	84,404	844	1,274,560	(565,790)	(19,856)	689,758
Net income	—	—	—	28,984	—	28,984
Foreign currency translation	—	—	—	—	(6,919)	(6,919)
Pension related adjustments, net of tax	—	—	—	—	635	635

Net comprehensive income						22,700
Restricted stock vested during period	23	—	1	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	15	—	15
Equity-based compensation expense	—	—	8,385	—	—	8,385
Exercise of stock options	—	—	3	—	—	3

Balance at December 31, 2011	84,427	$844	$1,282,949	$(536,791)	$(26,140)	$720,862

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(In thousands)	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$28,984	$(51,824)	$(339,771)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	17,046	16,579	14,516
Amortization of intangibles	50,652	53,852	46,575
Equity-based compensation expense	8,385	3,744	7,830
Deferred income tax (benefit) expense	(16,362)	2,673	(49,237)
Amortization of debt issuance costs	10,456	11,800	6,900
Write off of debt issuance costs	9,450	—	—
Increase (decrease) in LIFO reserve	73,703	74,557	(115,597)
Change in fair value of derivative instruments	(7,044)	4,926	(8,946)
Hedge termination	—	(25,038)	—
Provision for uncollectible accounts	433	(2,042)	994
Inventory write-down	—	362	46,491
Goodwill and other intangible asset impairment	—	—	386,100
Amortization and release of previously designated hedge from OCI	—	—	27,925
Net gain on early extinguishment of debt	—	—	(1,304)
Non-operating losses (gains) and other items not using (providing) cash	4,025	260	(573)
Changes in operating assets and liabilities:
Accounts receivable	(177,744)	(83,648)	311,613
Inventories	(182,173)	27,098	521,528
Income taxes	45,333	(12,278)	(79,827)
Other current assets	(35)	1,249	9,296
Accounts payable	36,550	85,074	(193,825)
Deferred revenue	(13,642)	1,071	(18,322)
Accrued expenses and other current liabilities	9,086	4,293	(66,874)

Net cash (used in) provided by operations	(102,897)	112,708	505,492
Investing activities
Purchases of property, plant and equipment	(18,056)	(14,307)	(16,698)
Proceeds from the disposition of property, plant & equipment	3,087	3,054	6,518
Acquisitions, net of cash acquired of $2,036, $781 and $42,989 for 2011, 2010, and 2009, respectively.	(39,865)	(12,393)	(55,490)
Proceeds from the sale of assets held for sale	10,594	4,060	—
Other investment and notes receivable transactions	(3,795)	3,351	(1,266)

Net cash used in investing activities	(48,035)	(16,235)	(66,936)
Financing activities
Net proceeds (payments) on/from revolving credit facilities	150,428	(141,899)	(342,476)
Proceeds from issuance of senior secured notes	—	47,897	975,330
Payments on long-term obligations	—	—	(997,359)
Debt issuance costs paid	(9,836)	(4,386)	(26,875)
Proceeds from exercise of stock options	3	—	—
Cash equity contributions	—	200	500
Repurchase of common stock	—	—	(70)
Dividends paid	—	—	(2,900)

Net cash provided by (used in) financing activities	140,595	(98,188)	(393,850)

(Decrease) increase in cash	(10,337)	(1,715)	44,706
Effect of foreign exchange rate on cash	262	1,673	(567)
Cash—beginning of period	56,202	56,244	12,105

Cash—end of period	$46,127	$56,202	$56,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$124,039	$125,419	$78,398
Cash (received) paid for income taxes	$(1,051)	$(10,250)	$112,620

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2011

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations: MRC Global, Inc. is a holding company headquartered in Houston, Texas. We are a majority owned subsidiary of PVF Holdings LLC. Our wholly owned subsidiaries, McJunkin Red Man Corporation and its subsidiaries, are global distributors of pipe, valves, fittings and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation: PVF Holdings LLC was formed on November 20, 2006 by affiliates of the Goldman Sachs Group, Inc. (“Goldman Sachs”) and certain shareholders of McJunkin Corporation (“McJunkin”) for the purposes of acquiring McJunkin on January 31, 2007. The affiliates of Goldman Sachs referred to in the previous sentence are GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, and GS Capital Partners V Institutional, L.P. (collectively, the “GSCP V Funds”). In connection with the business combination transaction with Red Man Pipe & Supply Co. (“Red Man”) in October 2007, the GSCP V Funds and GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, and GS Capital Partners VI Parallel, L.P. (collectively, the “GSCP VI Funds,” and together with the GSCP V Funds, the “Goldman Sachs Funds”) and certain existing members of PVF Holdings LLC and certain shareholders of Red Man made cash and noncash equity contributions to PVF Holdings LLC in exchange for common units of PVF Holdings LLC. Management and control of all of the Goldman Sachs Funds is vested exclusively in their general partners and investment managers, which are affiliates of Goldman Sachs. The investment manager of certain of the Goldman Sachs Funds is Goldman, Sachs & Co., which is a wholly owned subsidiary of Goldman Sachs.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. Investments in our unconsolidated joint ventures, over which we exercise significant influence, but do not control, are accounted for by the equity method. Our unconsolidated joint ventures, along with our percentage of ownership of each, are: (a) TFCX Finland Oy (50%) and (b) Transmark DRW GmbH (50%). As of December 31, 2011 and 2010, our total investment in these entities was insignificant.

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We believe that our most significant estimates and assumptions are related to estimated losses on accounts receivable, the last-in, first-out (“LIFO”) inventory costing methodology, estimated realizable value on excess and obsolete inventories, goodwill, intangibles, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for losses on receivables is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Inventories: Our inventories are generally valued at the lower of cost, principally LIFO or market. We believe that the use of LIFO results in a better matching of costs and revenues. This practice excludes certain inventories, which are held outside of the United States, approximating $217.0 million and $140.0 million at December 31, 2011 and 2010, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Allowances for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales trends. The allowance, which totaled $16.5 million and $11.0 million at December 31, 2011 and 2010, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. Such amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs are shown net of accumulated amortization of $3.5 million and $14.2 million at December 31, 2011 and 2010.

Fixed Assets: Land, buildings and equipment are stated on the basis of cost. For financial statement purposes, depreciation is computed over the estimated useful lives of such assets principally by the straight-line method; accelerated depreciation and cost recovery methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at two reporting units that mirror our two segments (North America and International).

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, we then calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Other intangible assets primarily include customer bases and noncompetition agreements resulting from business acquisitions. Other intangible assets are recorded at fair value at the date of acquisition. Amortization is provided using the straight-line method over their estimated useful lives, ranging from one to twenty years.

The carrying value of amortizable intangible assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset group. To the extent the carrying value exceeds the undiscounted cash flows, an impairment charge would be recognized to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. While we believe that assumptions and estimates utilized in the impairment analysis are reasonable, the actual results may differ materially from the projected results. These impairments are determined prior to performing our goodwill impairment test.

Derivatives and Hedging: We utilize interest rate swaps to reduce our exposure to potential interest rate increases. Changes in the fair values of our derivative instruments are based upon independent market quotes. We do not designate our interest rate swaps as hedging instruments; therefore, we record our interest rate swaps on the consolidated balance sheets at fair value, with the gains and losses recognized in earnings in the period of change.

We utilize foreign exchange forward contracts (exchange contracts) to manage our foreign exchange rate risks resulting from purchase commitments and sales orders. Changes in the fair values of our exchange contracts are based upon independent market quotes. We do not designate our exchange contracts as hedging instruments; therefore, we record our exchange contracts on the consolidated balance sheets at fair value, with the gains and losses recognized in earnings in the period of change.

Fair Value: We measure certain of our assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions for inputs used in the valuation methodologies to measuring fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2: Significant observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability (including all assumptions about risk).

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Our assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. We do not measure these assets at fair value on an ongoing basis; however, these assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Our impairment methodology for goodwill and other intangible assets uses both (i) a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding the extent and timing of future cash flows, discount rates and growth trends and (ii) valuation comparisons to a group of similar, publicly traded companies. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3. We have not elected to apply the fair value option to any of our eligible financial assets and liabilities.

Insurance: We are self-insured for first party automobile coverage, product recall, ocean cargo shipments and portions of employee healthcare and asbestos claims. In addition, we maintain a nonmaterial deductible program as it relates to workers’ compensation, automobile liability, property and general liability claims including, but not limited to, certain product liability claims, which are secured by various letters of credit totaling $4.6 million. Our estimated liability and related expenses for claims are based in part upon estimates provided by insurance carriers, third-party administrators, and actuaries. Insurance reserves are deemed by us to be sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary limits.

Income Taxes: We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our tax provision is based upon our expected taxable income and statutory rates in effect in each country in which we operate. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes we provide during any given year.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the new information is available.

We classify interest and penalties related to unrecognized tax positions as income taxes in our financial statements. We intend to permanently reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings.

Foreign Currency Translation and Transactions: The functional currency of our foreign operations is the applicable local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The balance sheet accounts (with the exception of stockholders’ equity) are translated using current exchange rates as of the balance sheet date. Stockholders’ equity is translated at historical exchange rates and revenue and expense accounts are translated using a weighted-average exchange rate during the year. Historically, gains or losses resulting from foreign currency transactions have been immaterial and are recognized in the consolidated statements of income within other, net.

Equity-Based Compensation: Our equity-based compensation consists of (1) restricted common units and profit units of PVF Holdings LLC and (2) restricted stock and nonqualified stock options of our Company. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted common units, profit units and restricted stock are credited to equity as they are expensed over their vesting periods based on the then current market value of the shares vested.

The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period.

Revenue Recognition: Sales to our principal customers are made pursuant to agreements that normally provide for transfer of legal title and risk upon shipment. We recognize revenue as products are shipped, title has transferred to the customer and the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Freight charges billed to customers are reflected in revenues. Return allowances, which are not material, are estimated using historical experience. Amounts received in advance are deferred and recognized as revenue when the products are shipped and title transfers.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of income.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with inbound and outbound freight.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross margin may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $27.3 million, $25.5 million, and $24.4 million for the years ended December 31, 2011, 2010, and 2009.

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options and unvested restricted stock. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options and unvested restricted stock. The dilutive effect of unexercised stock options and unvested restricted stock is calculated under the treasury stock method.

Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

We have a broad customer base doing business in many regions of the world. During 2011, 2010 and 2009, we did not have sales to any one customer in excess of 10% of gross sales. At those respective year-ends, no individual customer balances exceeded 10% of gross accounts receivable. Accordingly, no significant concentration of credit risk is considered to exist.

We have a broad supplier base, sourcing our products in most regions of the world. During 2011, we did not have purchases from any one vendor in excess of 10% of our gross purchases. During 2010, we had purchases from one vendor in excess of 10% of our gross purchases (11%), while during 2009 we did not have purchases from any one vendor in excess of 10% of our gross purchases, and at those respective year-ends no individual vendor balance exceeded 10% of gross accounts payable. Accordingly, no significant concentration is considered to exist.

Segment Reporting: We have two operating segments, one consisting of our North American operations, including the United States and Canada, and one consisting of our other International operations, including Europe, Asia, and Australasia. These segments represent our global business of providing pipe, valves, fittings and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets, through our distribution operations located throughout the world.

Reclassifications: Certain immaterial amounts in the prior year’s statement of operations and statement of cash flow have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. The amendments in this update are to be applied retrospectively.

In December 2011, the FASB issued Accounting Standards Update to the above statement (ASU No. 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, changes in Update 2011-05 that relate to presentation of reclassification adjustments have been deferred. All other requirements in Update 2011-05 are not affected by this update. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. We do not expect the guidance to materially impact our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU No. 2011-08), Testing for Goodwill Impairment, an amendment to ASC Topic 350, Intangibles—Goodwill and Other. Under this amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance for public entities is effective during interim or annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that ASU No. 2011-08 will have a material impact on our consolidated financial statements.

NOTE 2—TRANSACTIONS

Acquisitions

In October 2009, we acquired Transmark Fcx Group BV (together with its subsidiaries, “Transmark”) for total consideration $147.9 million which included 6.4 million shares of the Company’s common stock with a fair value of $49.4 million. Headquartered in Bradford, United Kingdom, Transmark is a global distributor of specialty valves and flow control equipment, with a network of 37 distribution and service facilities in 13 countries throughout Europe, Asia and Australasia. The purchase price has been allocated in the following table. In connection with this transaction, we expensed approximately $17.4 million in transaction costs, including $5.8 million paid to an affiliate of the Goldman Sachs Funds as reimbursement of their costs associated with due diligence and advisory services. These expenses are included within selling, general and administrative expenses in our consolidated statements of income. As a part of the acquisition, we renamed Transmark Fcx Group BV as MRC Transmark Group B.V. (“MRC Transmark”).

In May and August 2010, we acquired The South Texas Supply Company, Inc. (“South Texas”) and the operations and assets from Dresser Oil Tools, Inc. (“Dresser”), respectively. South Texas operates two branches in southern Texas, within the Eagle Ford Shale region. Dresser operates five branches in North Dakota and Montana, within the Bakken Shale region. The impact of these acquisitions was not material to our consolidated financial statements.

In June 2011, we acquired Stainless Pipe and Fittings Australia Pty. Ltd. (“MRC SPF”). MRC SPF, a distributor of stainless steel piping products, which operates in seven locations across Australia, Korea, Italy, United Kingdom, and the United Arab Emirates. The impact of this acquisition was not material to our consolidated financial statements.

In July 2011, we acquired certain assets and operations of the distribution business of the Valve Systems and Controls (“VSC”) business unit of Curtiss-Wright Flow Control Corporation. VSC is based in Houston, Texas with a sales office in Baton Rouge, Louisiana. VSC specializes in valve automation for upstream projects and maintenance, repairs and operation in the downstream sector. The impact of this acquisition was not material to our consolidated financial statements.

In December 2011, we signed an agreement to acquire the operations and assets of OneSteel Piping Systems (“OPS”). This acquisition was completed in March 2012. OPS is a leading PVF product and service specialist supplying the oil and gas, mining and mineral processing industries in Australia. The impact of this acquisition will not be material to our financial statements.

The consideration paid for these acquisitions has been allocated as follows (in millions):

	2011 Acquisition of MRC SPF and VSC	2010 Acquisition of South Texas and Dresser	2009 Acquisition of Transmark Fcx Group BV
Cash consideration paid	$41.9	$13.2	$98.5
Value of common stock issued	—	—	49.4

Total consideration	$41.9	$13.2	$147.9

Net assets acquired:
Cash	$2.0	$0.7	$43.0
Accounts receivable	24.6	7.1	71.9
Inventory	35.4	7.3	65.1
Other current assets	2.5	—	11.4
Fixed assets	5.9	0.9	11.1
Other assets	0.8	0.1	11.2
Customer base intangibles	4.9	—	43.0
Trade name	2.3	—	14.0
Sales order backlog	—	—	6.0
Goodwill	14.3	3.6	44.4
Accounts payable	(20.3)	(5.5)	(47.2)
Accrued expenses	(6.5)	(0.6)	(22.0)
Income taxes payable	—	—	(6.8)
Deferred income taxes	(2.2)	—	(12.8)
Debt	(17.9)	—	(80.2)
Other liabilities	(3.9)	(0.4)	(4.2)

	$41.9	$13.2	$147.9

Goodwill deductible for tax purposes	No	No	No

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2011	2010	2009
Allowance for doubtful accounts
Beginning balance	$4,451	$8,790	$9,915
Net charge-offs	(69)	(2,297)	(2,119)
Provision	433	(2,042)	994

Ending balance	$4,815	$4,451	$8,790

Our accounts receivable is also presented net of other volume related allowances. Those allowances approximated $4.2 million and $4.7 million at December 31, 2011 and 2010.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in thousands):

	December 31,
	2011	2010
Finished goods inventory at average cost:
Energy carbon steel tubular products	$488,938	$396,611
Valves, fittings, flanges and all other products	601,706	481,137

	1,090,644	877,748
Less: Excess of average cost over LIFO cost (LIFO reserve)	(175,122)	(101,419)
Less: Other inventory reserves	(16,458)	(10,962)

	$899,064	$765,367

During 2010 and 2009, our inventory quantities were reduced, resulting in a liquidation of a LIFO inventory layer that was carried at a higher cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. In 2010, the effect of this LIFO decrement decreased cost of sales by approximately $10.5 million and in 2009 increased cost of sales by $45.2 million. There was no LIFO decrement in 2011.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31,
	Depreciable Life	2011	2010
Land and improvements	—	$16,894	$16,964
Building and building improvements	40 years	55,458	50,609
Machinery and equipment	3 to 10 years	103,224	76,875
Construction in progress	—	638	2,902
Property held under capital leases	20 to 30 years	3,217	2,089

		179,431	149,439
Allowances for depreciation and amortization		(72,001)	(44,714)

		$107,430	$104,725

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	North America	International	Total
Goodwill at December 31, 2008	$807,250	$—	$807,250
Goodwill impairment charge	(309,900)	—	(309,900)
Acquisition of Transmark	—	44,441	44,441
Other	(172)	—	(172)
Effect of foreign currency translation	9,396	(1,282)	8,114

Goodwill at December 31, 2009(a)	$506,574	$43,159	$549,733
Acquisition of South Texas Supply and Dresser	3,591	—	3,591
Other	(687)	—	(687)
Effect of foreign currency translation	—	(3,253)	(3,253)

Goodwill at December 31, 2010(a)	509,478	39,906	549,384
Acquisition of Valve Systems and Controls	2,780	—	2,780
Acquisition of Stainless Pipe and Fittings Australia Pty. Ltd.	—	11,565	11,565
Other	(211)	—	(211)
Effect of foreign currency translation	—	(2,248)	(2,248)

Goodwill at December 31, 2011(a)	$512,047	$49,223	$561,270

(a)	Net of accumulated impairment losses of $309,900 in the North American segment.

During 2009, our earnings progressively decreased due to the weakening of the U.S. and global economies, the reductions in oil and natural gas prices, and the reductions in our customers’ expenditure programs (both new programs and recurring maintenance programs). These factors resulted in a reduced demand for our product; consequently, we revised our long-term projections, which in turn impacted the fair value of our business. As a result, we concluded that the carrying value of our reporting unit exceeded the fair value of our reporting unit and thus, for the year ended December 31, 2009, we recorded a pre-tax goodwill impairment charge of $309.9 million and a $76.2 million pre-tax impairment charge on indefinite lived trade names in our North American segment. No impairment charges were recorded in 2010 and 2011.

Other intangible assets by major classification consist of the following (in thousands):

	Weighted- Average Amortization Period (in years)	Gross	Accumulated Amortization	Net Book Value
December 31, 2011
Customer base	16.1	$696,326	$(194,836)	$501,490
Amortizable trade names	6.0	21,980	(11,642)	10,338
Indefinite lived trade names	N/A	260,023	—	260,023
Noncompete agreements	5	970	(954)	16

	15.8	$979,299	$(207,432)	$771,867

December 31, 2010
Customer base	16.2	$693,809	$(149,312)	$544,497
Amortizable trade names	5.8	20,409	(7,974)	12,435
Indefinite lived trade names	N/A	260,023	—	260,023
Noncompete agreements	5	970	(760)	210

	15.8	$975,211	$(158,046)	$817,165

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2012 to 2016 is currently estimated as follows (in thousands):

2012	$48,777
2013	48,761
2014	48,634
2015	48,086
2016	47,793

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount of $18,358 and $22,062	$1,031,642	$1,027,938
ABL Credit Facility	456,411	—
MRC Transmark term loan facility	30,824	—
MRC Transmark factoring facility	7,189	6,979
MRC Transmark revolving credit facility	—	23,214
Other	674	—
Asset-based revolving credit facility	—	286,398
Midfield revolving credit facility	—	1,297
Midfield term loan facility	—	14,415

	1,526,740	1,360,241
Less current portion	—	—

	$1,526,740	$1,360,241

Senior Secured Notes: In December 2009, McJunkin Red Man Corporation issued $1.0 billion of aggregate principle amount of its 9.5% senior secured notes (“the Notes”). We used the proceeds of the offering of the Notes to pay all the outstanding borrowings under our then-existing term loan facility and junior term loan facility. McJunkin Red Man Corporation issued an additional $50 million of Notes in February 2010.

The Notes mature on December 15, 2016. Interest accrues at 9.50% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2010. The Notes are guaranteed on a senior secured basis by MRC Global Inc. and all of the current and future wholly owned domestic subsidiaries of McJunkin Red Man Corporation (other than certain excluded subsidiaries) and any of McJunkin Red Man Corporation’s future restricted subsidiaries that guarantee any indebtedness of McJunkin Red Man Corporation or any subsidiary guarantor, including the ABL Credit Facility (the “Subsidiary Guarantors”).

Redemption and Repurchase. At any time prior to December 15, 2012 and subject to certain conditions, McJunkin Red Man Corporation may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes issued under the Indenture at a redemption price of 109.50%, plus accrued and unpaid interest, with the cash proceeds of certain qualifying equity offerings. Additionally, at any time prior to December 15, 2012, McJunkin Red Man Corporation may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after December 15, 2012, McJunkin Red Man Corporation may redeem all or a part of the Notes upon not less than 15 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year	Percentage
On or after December 15, 2012, but before December 15, 2013	107.125%
On or after December 15, 2013, but before December 15, 2014	104.750%
On or after December 15, 2014, but before December 15, 2015	102.375%
On or after December 15, 2015 and thereafter	100.000%

Upon the occurrence of a change of control as defined under the Indenture, McJunkin Red Man Corporation will be required to make an offer to repurchase each holder’s Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Covenants. The Indenture contains covenants that limit the ability of McJunkin Red Man Corporation and its restricted subsidiaries to, among other things, incur additional indebtedness, issue certain preferred stock or disqualified capital stock, create liens, pay dividends or make other restricted payments, make certain payments on debt that is subordinated or secured on a basis junior to the Notes, make investments, sell assets, create restrictions on the payment of dividends or other amounts to McJunkin Red Man Corporation from restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of McJunkin Red Man Corporation’s assets, enter into transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries.

Collateral. The Notes and the Subsidiary Guarantor guarantees are secured on a senior basis (subject to permitted prior liens), together with any other Notes issued under the Indenture or other debt that is secured equally and ratably with the Notes, subject to certain conditions (“Priority Lien Obligations”), equally and ratably by security interests granted to the collateral trustee in all Notes Priority Collateral (as such term is defined in the Indenture) from time to time owned by McJunkin Red Man Corporation or the Subsidiary Guarantors. The guarantee of MRC Global Inc. of the Notes is not secured. The Notes Priority Collateral generally comprises substantially all of McJunkin Red Man Corporation’s and the Subsidiary Guarantors’ tangible and intangible assets, other than specified excluded assets.

The Notes and the guarantees by the Subsidiary Guarantors are also secured on a junior basis (subject to the lien to secure the ABL Credit Facility and other permitted prior liens) by security interests granted to the collateral trustee in all ABL Priority Collateral (as such term is defined in the Indenture) that McJunkin Red Man Corporation or the Subsidiary Guarantors owns from time to time. Subject to certain exceptions, the ABL Priority Collateral generally comprises substantially all of McJunkin Red Man Corporation’s and the Subsidiary Guarantors’ accounts receivable, inventory, general intangibles and other assets relating to the foregoing, deposit and securities accounts, and proceeds and products of the foregoing, other than specified excluded assets. Assets owned by McJunkin Red Man Corporation’s non-guarantor subsidiaries and by MRC Global Inc. are not part of the collateral securing the Notes.

ABL Credit Facility:

In June 2011, McJunkin Red Man Corporation and certain of its subsidiaries entered into an asset-based revolving credit facility with Bank of America, N.A., as agent and a lender (the “Agent”) and other lenders from time to time parties to the facility. McJunkin Red Man Corporation is a wholly owned, direct subsidiary of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation). The ABL Credit Facility consists of:

•

a U.S. tranche, under which McJunkin Red Man Corporation and certain of its U.S. subsidiaries (the “U.S. Borrowers”) may borrow in U.S. Dollars up to a maximum amount of the lesser of the U.S. Borrowing Base (as defined below) and $900 million (the “Total U.S. Commitment”), and

•

a Canadian tranche, under which Midfield Supply LLC, a wholly owned Canadian subsidiary of McJunkin Red Man Corporation, may borrow in Canadian Dollars up to a maximum amount of the lesser of its Canadian Borrowing Base (as defined below) and CAD$150 million (the “Total Canadian Commitment”).

The U.S. Borrowers may use up to $80 million of the U.S. tranche for letters of credit and up to $75 million for swingline loans. Subject to certain conditions, McJunkin Red Man Corporation has the power to designate other Canadian subsidiaries as borrowers under the ABL Credit Facility (together with Midfield Supply LLC, the “Canadian Borrowers”). The Canadian Borrowers may use up to CAD$20 million of the Canadian tranche for letters of credit and up to CAD$25 million for swingline loans. The ABL Credit Facility matures on June 14, 2016. We refer to the Canadian Borrowers and the U.S. Borrowers collectively as the “Borrowers” in this “ABL Credit Facility” description.

Each Canadian Borrower is permitted to make borrowings under the Canadian tranche in Canadian Dollars of up to the maximum amount of the lesser of its Canadian Borrowing Base (calculated separately from the Canadian Borrowing Bases of the other Canadian Borrowers) and the Total Canadian Commitment (less the borrowings of any other Canadian Borrowers). Subject to certain conditions, the Total U.S. Commitment and the Total Canadian Commitment may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $250 million.

Borrowing Bases. The “U.S. Borrowing Base” will be equal to the sum of:

•	the book value of eligible accounts receivable of the U.S. Borrowers; plus

•	the lesser of:

•	70% of the net book value of eligible inventory (adding back the LIFO reserve calculated in accordance with GAAP) of the U.S. Borrowers and

•

the net orderly liquidation value of eligible inventory (net of current monthly shrinkage reserve calculated in accordance with GAAP and valued at cost) of the U.S. Borrowers multiplied by the advance rate of 85%;

•	minus certain reserves.

Each “Canadian Borrowing Base” will be equal to the sum of:

•	the book value of eligible accounts receivable of the applicable Canadian Borrower; plus

•	the lesser of:

•	70% of the net book value of eligible inventory (adding back the LIFO reserve calculated in accordance with GAAP) of the applicable Canadian Borrower and

•

the net orderly liquidation value of eligible inventory (net of current monthly shrinkage reserve calculated in accordance with GAAP and valued at cost) of the applicable Canadian Borrower multiplied by the advance rate of 85%;

•	minus certain reserves.

Guarantees and Security. The U.S. Borrowers guarantee the obligations under the U.S. tranche. The U.S. Borrowers and the Canadian Borrowers guarantee the obligations under the Canadian tranche.

Obligations under the U.S. tranche are secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers. Obligations under the Canadian tranche are secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable and inventory of the U.S. Borrowers and the Canadian Borrowers and

•	a pledge of indebtedness owing to the Canadian Borrowers and capital stock of their wholly owned subsidiaries.

The security interest in accounts receivable and inventory of the U.S. Borrowers ranks prior to the security interest in this collateral, which secures the Notes (as defined below).

Interest Rate and Fees. Borrowings under the U.S. tranche bear interest at a rate per annum equal to, at the U.S. Borrower’s option, either:

•	the adjusted LIBOR rate plus an applicable margin or

•	a U.S. base rate plus an applicable margin.

Borrowings under the Canadian Tranche bear interest at a rate per annum equal to, at the Canadian Borrower’s option, either:

•	the adjusted Canadian BA Rate (as defined) plus an applicable margin,

•	a Canadian base rate plus an applicable margin or

•	a Canadian prime rate plus an applicable margin.

The applicable margin was initially 2.00% for LIBOR and Canadian BA Rate borrowings and 1.00% for the U.S. base rate, Canadian base rate and Canadian prime rate borrowings, in each case subject to a 0.25% step-up or step-down based on a consolidated fixed charge coverage ratio as of the end of the most recent fiscal quarter. The applicable margin for the U.S. base rate, Canadian base rate and Canadian prime rate borrowings will be 100 basis points lower than the applicable margin for LIBOR and Canadian BA Rate borrowings.

In addition to paying interest on outstanding principal under the ABL Credit Facility, the Borrowers are required to pay a commitment fee in respect of unutilized commitments under the ABL Credit Facility, which is equal to 0.375% per annum.

Voluntary Prepayments. The Borrowers may voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to the payment of certain costs in the case of LIBOR and Canadian BA Rate borrowings.

Restrictive Covenants and Other Matters. The ABL Credit Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA to the sum of cash interest, principal payments on indebtedness, unfinanced capital expenditures and accrued income taxes) of at least 1.0 to 1.0 when excess availability is less than or equal to the greater of:

•	10% of the total commitments under the ABL Credit Facility; and

•	$75 million.

The ABL Credit Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Borrowers and their restricted subsidiaries to:

•	create, incur, assume, or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of the Borrowers’ or their restricted subsidiaries’ assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain subordinated indebtedness.

The ABL Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with many restrictions on the repayment of subordinated indebtedness, restricted payments and investments not being applicable when the Borrowers’ excess availability exceeds a certain threshold. The restriction on incurring unsecured indebtedness is not applicable when the Borrowers’ and their restricted subsidiaries’ total debt to EBITDA ratio is less than or equal to 5.5:1.0, and the restriction on incurring secured indebtedness is not applicable when, among other things, the Borrowers’ and their restricted subsidiaries’ secured debt to EBITDA ratio is less than or equal to 5.0:1.0.

The ABL Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security document supporting the ABL Credit Facility to be in force and effect and change of control. If such an event of default occurs, the Agent under the ABL Credit Facility is entitled to take various actions, including the acceleration of amounts due under the ABL Credit Facility, the termination of all revolver commitments and all other actions that a secured creditor is permitted to take.

MRC Transmark Revolving Credit and Term Loan Facilities: On September 17, 2010, MRC Transmark, our international subsidiary, refinanced its revolving credit facility (“MRC Transmark Revolver”). This facility provides for borrowings up to €60 million (USD $78 million), with a €20 million (USD $26 million) sub-limit on letters of credit. The facility matures on September 17, 2013.

The facility reduces by €10 million (USD $13 million) over its term, as follows: €0.5 million (USD $0.6 million) per quarter starting in the fourth quarter of 2010 through the third quarter of 2012, and then by €1.5 million (USD $2.0 million) per quarter, starting in the fourth quarter of 2012 through the third quarter of 2013.

The facility bears interest at LIBOR or, in relation to any loan in Euros, EURIBOR, plus an applicable margin. The margin varies based on MRC Transmark’s leverage as described in the following table:

MRC Transmark’s Leverage Ratio	Margin
Less than or equal to 0.75:1	1.50%
Greater than 0.75:1, but less than or equal to 1.00:1	1.75%
Greater than 1.00:1, but less than or equal to 1.50:1	2.00%
Greater than 1.50:1, but less than or equal to 2.00:1	2.25%
Greater than 2.00:1	2.50%

The facility is secured by substantially all of the assets of MRC Transmark and its wholly owned subsidiaries.

The facility also requires MRC Transmark to maintain: (i) an interest coverage ratio not less than 3.50:1 and (ii) a leverage ratio not to exceed 2.50:1. We were in compliance with these covenants as of and for the year ended December 31, 2011.

On October 4, 2011, this facility was amended to bifurcate the remaining unamortized €58 million commitment between a €34.5 million revolving credit facility and an AUD $30.9 million term loan facility.

MRC Transmark Overdraft Facility: On June 30, 2011, MRC Transmark entered into an overdraft facility associated with an existing revolving credit facility. This facility consists of two components, a Collective Sterling Net Overdraft Facility and a Multi Currency Overdraft Facility. These facilities provide for aggregate borrowings of €10.0 million (USD $13 million). The interest rate on the Collective Sterling Net Overdraft

Facility is based on the Bank of England Base Rate plus 2.00% per annum and the lending rate on the Multi Currency Overdraft Facility is based on the lending rate of HSBC as established on the HSBC website plus 2.00% per annum. The facility is secured by substantially all of the assets of MRC Transmark and its wholly owned subsidiaries.

MRC Transmark Factoring Facility: MRC Transmark also maintains a factoring facility for one of its wholly owned subsidiaries. The subsidiary factors all invoices for certain approved customers in transactions through which the lender will advance the face value of the invoices (subject to a 10% withholding deposit). The lender receives a commission of 0.18%. The interest rate on this facility is EURIBOR plus 0.45%.

Availability: At December 31, 2011, our availability under our revolving credit facilities was as follows (in thousands):

	Commitment Amount	Eligible Collateral (up to Commitment Amount)	Amount Outstanding	Letters of Credit and Other Deductions	Availability
ABL Credit Facility	$1,047,105	$999,772	$456,411	$4,639	$538,722
MRC Transmark revolving credit facility	56,980	56,980	—	12,011	44,969

	$1,104,085	$1,056,752	$456,411	$16,650	$583,691

Interest on Borrowings: Our weighted-average interest rate on average borrowings outstanding at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
9.50% senior secured notes due 2016, net of discount	9.88%	9.88%
ABL Credit Facility	2.66%	—
MRC Transmark term loan facility	7.17%	—
MRC Transmark factoring facility	1.85%	1.46%
Asset based revolving credit facility	—	3.34%
Midfield revolving credit facility	—	5.00%
Midfield term loan facility	—	5.86%
MRC Transmark revolving credit facility	—	2.61%

	7.63%	8.29%

Maturities of Long-Term Debt: At December 31, 2011, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

2012	$—
2013	38,537
2014	109
2015	41
2016	1,488,053
Thereafter	—

At December 31, 2011, we classified $11.6 million of short-term debt as long-term. Settlement of these obligations is not expected to require the use of working capital in 2012, as we have the ability and intent to refinance the debt on a long-term basis.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Effective March 31, 2009, we entered into a freestanding $500 million interest rate swap contract to pay interest at a fixed rate of approximately 1.77% and receive 1-month LIBOR variable interest rate payments monthly through March 31, 2012. We have several additional interest rate swap derivatives, with notional amounts approximating $19 million in the aggregate. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$144	$—	$209
Interest rate contracts(1)	—	2,010	—	8,975

(1)	Included in “Accrued expenses and other current liabilities” in our consolidated balance sheets. The total notional amount of our interest rate swaps was approximately $519 million at December 31, 2011 and December 31, 2010. The total notional amount of our forward foreign exchange contracts was approximately $39 million and $8 million at December 31, 2011 and December 31, 2010.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts(2)	$—	$—	$(27,925)

Derivatives not designated as hedging instruments:
Interest rate contracts	6,973	(5,548)	8,045
Foreign exchange forward contracts	71	622	901

(2)	On June 29, 2009, we removed the designation of a $700 million interest rate swap as a cash flow hedge. As a result, we reclassified $28 million from accumulated other comprehensive income to earnings. The amount is included in “Interest expense” in our consolidated statements of operations.

NOTE 9—INCOME TAXES

The components of our income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$50,654	$(59,375)	$(273,416)
Foreign	5,114	(15,802)	(81,338)

	$55,768	$(75,177)	$(354,754)

Income taxes included in the consolidated statements of income consist of (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$32,080	$(26,111)	$32,684
State	2,878	(1,709)	3,609
Foreign	8,188	1,794	(2,039)

	43,146	(26,026)	34,254
Deferred:
Federal	(14,960)	5,801	(44,214)
State	(1,177)	458	(3,443)
Foreign	(225)	(3,586)	(1,580)

	(16,362)	2,673	(49,237)

Income tax expense (benefit)	$26,784	$(23,353)	$(14,983)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax expense at statutory rates	$19,518	$(26,311)	$(124,246)
State taxes	977	(813)	6
Nondeductible expenses	1,121	1,024	1,303
Goodwill impairment charge	—	—	104,049
Effect of tax rate changes on existing temporary differences	3,993	—	—
Effect of foreign operations	(499)	701	3,501
Change in valuation allowance	522	1,615	—
Other	1,152	431	404

Income tax expense (benefit)	$26,784	$(23,353)	$(14,983)

Effective tax rate	48.0%	31.1%	4.2%

Significant components of our current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable valuation	$2,336	$1,141
Accruals and reserves	4,009	2,445
Net operating loss carryforwards	5,250	3,005
Other	3,352	3,103

Total deferred tax assets	14,947	9,694
Valuation allowance	(2,137)	(1,615)

	12,810	8,079
Deferred tax liabilities:
Accounts receivable	(4,550)	(4,550)
Inventory valuation	(70,198)	(73,470)
Property, plant and equipment	(23,554)	(21,006)
Interest in foreign subsidiary	(11,880)	(9,813)
Intangible assets	(253,351)	(266,437)
Debt	(5,745)	(5,745)
Other	(727)	(777)

Total deferred tax liabilities	(370,005)	(381,798)

Net deferred tax liability	$(357,195)	$(373,719)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards in certain non-U.S. jurisdictions.

In the United States, we had approximately $77.6 million of state net operating loss carryforwards as of December 31, 2011, which will expire in future years through 2031. In certain non-U.S. jurisdictions, we had $20.8 million of net operating loss carryforwards, of which $13.3 million have no expiration and $7.5 will expire in future years through 2021.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $98.8 million, and $126.2 million as of December 31, 2011 and 2010, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business.

We are no longer subject to U.S. federal income tax examination for all years through 2007 and the statute of limitations at our international locations is generally six to seven years.

At December 31, 2011 and 2010, our unrecognized tax benefits were immaterial to our consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 150,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares and set the terms of the shares of preferred stock. As of December 31, 2011 and 2010, there were no shares of preferred stock issued or outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2011	2010
Currency translation adjustments	$(25,622)	$(18,703)
Pension related adjustments	(518)	(1,153)

Accumulated other comprehensive loss	$(26,140)	$(19,856)

Reverse Stock Split

On February 29, 2012, our Board of Directors and our shareholders approved a two-for-one reverse stock split which reduced the number of shares by one half. All share and per share amounts have been adjusted to retroactively reflect this change. In connection with the reverse stock split, the number of authorized shares were reduced from 800 million to 400 million.

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$28,984	$(51,824)	$(339,771)

Average basic shares outstanding	84,417	84,384	79,067
Effect of dilutive securities	238	—	—

Average diluted shares outstanding	84,655	84,384	79,067

Net income (loss) per share:
Basic	$0.34	$(0.61)	$(4.30)
Diluted	$0.34	$(0.61)	$(4.30)

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, our anti-dilutive stock options approximated 2.3 million, 2.0 million and 2.0 million. Our anti-dilutive restricted stock for the years ended December 31, 2010 and 2009, approximated 0.1 million and 0.1 million.

NOTE 11—EMPLOYEE BENEFIT PLANS

Stock Option and Restricted Stock Plans: Under the terms of the 2007 Stock Option Plan, options may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. Vesting generally occurs over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Under the terms of the restricted stock plan, restricted stock may be granted at the direction of the Board of Directors and vesting generally occurs in one-fourth increments on the first, second, third, and fourth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

During the year ended December 31, 2011, the following activity occurred under our stock option and restricted stock plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Stock Options
Balance at December 31, 2010	1,968,561	$19.90
Granted	2,853,087	16.90
Exercised	(318)	9.62
Forfeited	(1,963,992)	19.74
Expired	(11,650)	9.62

Balance at December 31, 2011	2,845,688	$17.04	7.7	$3,616

At December 31, 2011:
Options outstanding, vested and exercisable	818,679	$14.56	6.3	$2,284
Options outstanding, vested and expected to vest	2,714,193	$17.00	7.7	$3,524

	Shares	Weighted Average Grant-Date Fair Value
Restricted Stock
Nonvested at December 31, 2010	77,733	$11.94
Granted	90,000	15.02
Vested	(23,353)	9.42
Forfeited	(2,383)	9.42

Nonvested at December 31, 2011	141,997	$14.36

The following table summarizes award activity under our stock option and restricted stock plans:

	Year Ended December 31,
	2011	2010	2009
Stock Options
Weighted-average, grant-date fair value of awards granted	$3.46	$5.10	$1.82
Total intrinsic value of stock options exercised	$1,715	$—	$—
Total fair value of stock options vested	$1,833,836	$727,441	$23,061

Restricted Stock
Weighted-average, grant-date fair value of awards granted	$14.36	$—	$9.42
Total fair value of restricted stock vested	$378,670	$514,082	$955,866

Stock Options

Following are the weighted-average assumptions used to estimate the fair values of our stock options:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.32%	2.54%	2.45%
Dividend yield(1)	0.00%	0.00%	0.00%
Expected volatility	46.05%	22.07%	22.07%
Expected life (in years)	5.0	6.2	6.2

(1)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

During 2009, we modified the exercise price of approximately 0.9 million stock option grants from $35.24 to $25.00. Also, in conjunction with the $3 million dividend paid during 2009, we reduced the exercise prices of the outstanding options by between $0.02 and $0.04 per option.

In August 2011, we modified the exercise price of approximately 0.9 million stock option grants from $24.96 to $15.02. The effect of the modifications were evaluated and accounted for in accordance with U.S. generally accepted accounting principles, ASC 718 Compensation – Stock Compensation, which resulted in additional compensation expense of $2.5 million incurred in 2011 and an incremental $2.4 million of compensation expense to be recognized over the remaining vesting period of the modified options. The exercise price of these stock options, along with 0.1 million additional stock options, were subsequently modified in 2011 from $15.02 to $18.10 with no impact on compensation expense.

Restricted Common Units: Certain of our key employees received restricted common units of PVF Holdings LLC that vested over a three-to-five year requisite service period. At December 31, 2011, all of the restricted common units were either vested or forfeited. Prior to full vesting or forfeiture, the expense was being recognized on a straight-line basis over the vesting period.

Profits Units: Certain of our key employees received profit units in PVF Holdings LLC that vest over a five-year requisite service period. The holders of these units are entitled to a share of any distributions made by PVF Holdings LLC once common unit holders have received a return of their capital contributions (for purposes of the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated October 31, 2007, as amended). Expense is being recognized on a straight-line basis over the vesting period.

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Equity-based compensation expense:
Stock options	$6,707	$2,425	$3,077
Restricted stock	412	253	247
Restricted common units	(1)	(337)	2,466
Profit units	1,267	1,403	2,040

Total equity-based compensation expense	$8,385	$3,744	$7,830

Income tax benefits related to equity-based compensation	$3,081	$1,383	$2,892

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Weighted- Average Vesting Period (in years)	December 31, 2011
Unrecognized equity-based compensation expense:
Stock options	3.2	$14,557
Restricted stock	4.1	1,528
Profit units	0.7	461

Total unrecognized equity-based compensation expense		$16,546

Defined Contribution Employee Benefit Plans: Immediately upon hire employees may participate in the McJunkin Red Man Retirement Plan whereby employees elect to defer a percentage of their base earnings and overtime, pursuant to Section 401(k) of the Internal Revenue Code. In addition, we make matching contributions with respect to participant contributions. The McJunkin Red Man Retirement Plan also features a discretionary profit-sharing component.

Eligible employees of Midfield Supply ULC located in Canada participate in a Registered Retirement Savings Plan after three months of service. Elective contributions are made by employees to defer a percentage of their base, overtime, commission and bonus compensation and we make matching contributions on the base pay portion of the employee’s compensation.

We maintain defined contribution plans in the following international locations:

Country	Approximate Employer Contribution

Belgium	Service prior to January 1, 1999, contributions at a rate of 1.5% of salary plus 3% paid at death Service after January 1, 1999, contributions at a rate of 4% of salary

Australia	Statutory minimum of 9% of salary

United Kingdom	Employer contributions at rates of 5%, 8% and 10% of salary

New Zealand

Service after April 1, 2008, statutory minimum of 1% of salary in 2008, 2% of salary in 2009, 3% of salary in 2010, and 4% of salary in 2011.

Service prior to April 1, 2008, contributions at a rate of 5% of salary

France	Employer contribution rate of 5% of salary

Our provisions for the defined contribution plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Defined contribution plans	$6,531	$5,179	$4,075
Profit-sharing expenses	—	—	—

	$6,531	$5,179	$4,075

Defined Benefit Employee Benefit Plans: We sponsor defined benefit pension plans in Europe for two subsidiaries of MRC Transmark. Independent trusts or insurance companies administer these plans. Benefits are dependent on years of service and the employees’ compensation. Pension costs under our retirement plans are actuarially determined.

The following tables set forth the benefit obligations, the fair value of the plan assets and the funded status of our pension plans; and the amounts recognized in our consolidated financial statements (in thousands):

	December 31,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$27,538	$26,277
Service cost	1,073	927
Interest cost	1,465	1,315
Curtailment for change in projected benefit obligation	(311)	—
Actuarial loss	511	2,362
Benefits paid	(1,528)	(1,139)
Expenses paid	(146)	(133)
Foreign currency exchange	(704)	(2,071)

Projected benefit obligation at end of period	$27,898	$27,538

Accumulated benefit obligation at end of period	$25,892	$25,388

	December 31,
	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of period	$29,231	$29,838
Return on plan assets	2,692	1,703
Employer contributions	556	755
Participant contributions	459	457
Benefits paid	(1,528)	(1,139)
Expenses paid	(146)	(133)
Foreign currency exchange	(811)	(2,250)

Fair value of plan assets at end of period	$30,453	$29,231

Funded status and net amounts recognized:
Plan assets, net of projected benefit obligation	$2,555	$1,693
Unrecognized actuarial loss (gain)	947	1,401

Net amount recognized in the consolidated balance sheets	$3,502	$3,094

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$2,798	$2,306
Noncurrent other liabilities	(243)	(613)

Accrued benefit obligation	2,555	1,693
Other comprehensive loss	947	1,401

Net amount recognized in the consolidated balance sheets	$3,502	$3,094

The following table sets forth our net periodic pension cost (in thousands):

	Year Ended December 31,
	2011	2010
Service cost	$1,073	$927
Interest cost	1,465	1,315
(Gain) of curtailment	(311)	—
Expected return on plan assets	(1,762)	(1,498)

Net periodic pension cost	$465	$744

Valuation: We use the corridor approach in the valuation of our defined benefit plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date for active plan participants or, for retired participants, the average remaining life expectancy.

The following table sets forth the principal weighted-average assumptions used to determine benefit obligation and benefit costs:

	Year Ended December 31,
	2011	2010
Benefit obligation:
Discount rate	4.70%	5.00%
Rate of compensation increase	2.00%	2.00%

Benefit cost:
Discount rate	4.70%	5.00%
Rate of compensation increase	2.00%	2.00%
Expected return on plan assets	5.27%	5.55%

We determine our discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices, with appropriate adjustments for the duration of the plan obligations.

The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by investment management strategies. Equity returns are based on estimates of long-term inflation rates, real rates of return, fixed income premiums over cash and equity risk premiums. Fixed income returns are based on maturity, long-term inflation, real rates of return and credit spreads. Insurance contract returns are based upon the average fixed return on contracts and the historical supplemental profit sharing of the insurers.

Plan Assets: The investment objective for the plans are to earn a long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and expenses and meet any other cash needs, in the short-to-medium term.

The following table sets forth the weighted-average target asset allocations for our pension plans:

	2011	2010
Fixed income securities	78%	73%
Equity securities	18%	22%
Insurance contracts	4%	5%

Total	100%	100%

Our investment policies and strategies for the pension benefit plans do not use target allocations for the individual asset categories. Our goals are to maximize returns subject to specific risk management policies. We address diversification by the use of investments in domestic and international fixed income securities and domestic and international equity securities. These investments are readily marketable and can be sold to fund benefit obligations as they become payable.

Our defined benefit plan assets are measured at fair value on a recurring basis and include the following items:

Cash and cash equivalents: Foreign and domestic currencies, as well as short-term securities, are valued at cost plus accrued interest, which approximates fair value.

Equity securities and fixed income: Valued at the closing price reported on the active market in which the individual securities are traded. These securities are traded on exchanges, as well as in the over-the-counter market.

Insurance contracts: Valued at contributions made, plus earnings, less participant withdrawals and administrative expenses, which approximates fair value.

The following table sets forth the fair values of our pension plan assets (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2011
Cash and cash equivalents	$66	$66	$—	$—
Fixed income	21,438	—	21,438	—
Mutual fund	5,399	—	5,399	—
Insurance contracts	3,550	—	3,550	—

	$30,453	$66	$30,387	$—

December 31, 2010
Cash and cash equivalents	$200	$200	$—	$—
Fixed income	19,250	—	19,250	—
Mutual fund	5,886	—	5,886	—
Insurance contracts	3,895	—	3,895	—

	$29,231	$200	$29,031	$—

During 2011, we determined that pension assets previously classified as Level 1 should be classified as Level 2. Accordingly, the 2010 classifications have been revised based on this determination.

The financial objectives of the qualified pension plans are determined in conjunction with a comprehensive review of each plan’s liability structure. Our asset allocation policy is based on detailed asset/liability analyses. In developing investment policy and financial goals, consideration is given to each plan’s demographics, the returns and risks associated with alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. We have adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, market sectors, investment managers, developed and emerging markets and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.

External investment managers are hired to manage pension assets. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan’s target asset allocation. The portfolio return should also (over the long-term) meet or exceed the return used for actuarial calculations in order to meet the future needs of the plan.

We expect to contribute approximately $1.0 million to our defined benefit pension plans in 2012. The table below reflects pension benefits expected to be paid from the plan assets for the next ten years (in thousands). The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2011 and include estimated future employee service.

2012	$1,168
2013	1,210
2014	1,268
2015	1,879
2016	1,355
2017-2021	7,396

NOTE 12—RELATED PARTY TRANSACTIONS

Europump Systems Inc.

Certain Midfield Supply ULC employees, who are shareholders, serve as executive officers of Europump Systems Inc. (“Europump”). Europump is engaged in the business of selling, servicing and renting industrial pumps. On July 1, 2007, we entered into a five-year distribution agreement with Europump. During the years ended December 31, 2011, 2010 and 2009, our purchases from Europump approximated $42.0 million, $28.1 million and $10.0 million. At December 31, 2011 and 2010, we had payables to Europump of approximately $5.2 million and $1.2 million. During the years ended December 31, 2011, 2010 and 2009, our sales to Europump approximated $2.5 million, $0.8 million and $0.6 million. At December 31, 2011 and 2010, we had receivables of approximately $0.3 million from Europump. We also agreed to make certain profit sharing payments to the Europump shareholders in respect of certain oilfield supply and service stores located in Western Canada. For the years ended December 31, 2011, 2010 and 2009, the expense we recognized for the aggregate profit participation for Europump was approximately $5.8 million, $1.1 million and $0.1 million.

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”), and Prideco LLC (“Prideco”), as well as certain employees and former Midfield shareholders. We lease equipment and vehicles from Prideco. Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2019 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties is set forth in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hansford Associates	$2,284	$2,545	$2,547
Prideco	596	1,510	2,374
Employees and former Midfield shareholders	2,572	2,484	1,998

	$5,452	$6,539	$6,919

Future minimum rental payments required under operating leases with related parties that have initial or remaining noncancelable lease terms in excess of one year are set forth in the following table (in thousands):

	2012	2013	2014	2015	2016 and thereafter
Hansford Associates	$682	$405	$79	$—	$—
Prideco	208	65	5	—	—
Employees and former Midfield shareholders	2,413	2,113	1,413	928	947

	$3,303	$2,583	$1,497	$928	$947

Credit Facilities

Goldman Sachs Credit Partners L.P. (“GSCP”), an affiliate of the Goldman Sachs Funds, was a co-lead arranger and joint bookrunner under our previous asset-based revolving credit facility, and was the co-lead arranger and joint bookrunner under previous term loan facilities in addition to serving as the syndication agent under those facilities. In addition, Goldman Sachs Lending Partners L.L.C. is a participant in our ABL Credit Facility.

Payments made to affiliates of the Goldman Sachs Funds in connection with these credit facilities are set forth in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Affiliates of the Goldman Sachs Funds	$250	$700	$10,750

Affiliates of the Goldman Sachs Funds

From time to time, we sell products to affiliates of the Goldman Sachs Funds. The total revenues from these affiliates are set forth in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Affiliates of the Goldman Sachs Funds	$12,049	$24,430	$17,839

The total receivables due from these affiliates are set forth in the following table (in thousands):

	Year Ended December 31,
	2011	2010
Affiliates of the Goldman Sachs Funds	$1,390	$1,900

In January of 2010, we engaged an affiliate of the Goldman Sachs Funds to provide insurance brokerage services. During 2011 and 2010, we paid this affiliate approximately $1.6 million and $2.2 million, respectively.

Certain affiliates of the Goldman Sachs Funds are counterparties to our interest rate swap agreements. The notional amount attributable to these affiliates was $325 million of the $0.5 billion outstanding at December 31, 2011 and 2010.

NOTE 13—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

We operate as two business segments, North America and International. Our North American segment consists of our operations in the United States and Canada. Our International segment consists of our operations outside of North America, principally Europe, Asia and Australasia. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2011	2010	2009
Sales
North America	$4,502.8	$3,589.9	$3,610.1
International	329.6	255.6	51.8

Consolidated revenues	$4,832.4	$3,845.5	$3,661.9

Depreciation and amortization
North America	$14.1	$14.8	$14.0
International	2.9	1.8	0.5

Total depreciation and amortization expense	$17.0	$16.6	$14.5

Amortization of intangibles
North America	$44.6	$44.1	$44.6
International	6.1	9.8	2.0

Total amortization of intangibles expense	$50.7	$53.9	$46.6

Goodwill and intangible impairment
North America	$—	$—	$386.1
International	—	—	—

Total goodwill and intangible impairment	$—	$—	$386.1

Operating income (loss)
North America	$183.9	$56.0	$(253.5)
International	10.7	10.4	3.8

Total operating income (loss)	194.6	66.4	(249.7)

Interest expense	136.8	139.6	116.5
Other expense (income)	2.0	2.0	(11.4)

Income (loss) before income taxes	$55.8	$(75.2)	$(354.8)

	December 31,
	2011	2010
Goodwill
North America	$512.1	$509.5
International	49.2	39.9

Total goodwill	$561.3	$549.4

Total assets
North America	$2,923.3	$2,748.7
International	304.4	242.5

Total assets	$3,227.7	$2,991.2

The percentages of our revenues relating to the following geographic areas are as follows:

	Year Ended December 31,
	2011	2010	2009
Revenues
United States	80%	80%	88%
Canada	13%	13%	11%
International(1)	7%	7%	1%

	100%	100%	100%

	December 31,
	2011	2010
Fixed assets
United States	60%	63%
Canada	25%	28%
International(1)	15%	9%

	100%	100%

(1)	International includes our operations in Europe, Asia and Australasia.

The percentages of our net sales by product line are as follows:

	Year Ended December 31,
Type	2011	2010	2009
Energy carbon steel tubular products:
Line pipe	21%	18%	20%
Oil country tubular goods	17%	20%	21%

	38%	38%	41%

Valves, fittings, flanges and other products:
Valves and specialty products	24%	25%	20%
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	18%	17%	18%
Other	20%	20%	21%

	62%	62%	59%

NOTE 14—FAIR VALUE MEASUREMENTS

We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.

Interest Rate Contracts: Interest rate contracts are reported at fair value utilizing Level 2 inputs. We obtain dealer quotations to value our interest rate swap agreements. These quotations rely on observable market inputs such as yield curves and other market-based factors.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	144	—	144	—
Interest rate swap agreements	2,010	—	2,010	—

December 31, 2010
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	209	—	209	—
Interest rate swap agreements	8,975	—	8,975	—

The following table presents the carrying value and estimated fair value of our financial instruments that are carried at adjusted historical cost (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Cash	$46,127	$46,127	$56,202	$56,202
Accounts receivable, net	791,280	791,280	596,404	596,404

Financial liabilities
Trade accounts payable	479,584	479,584	426,632	426,632
Accrued expenses and other liabilities	108,973	108,973	102,807	102,807
Long-term debt	1,526,740	1,542,490	1,360,241	1,292,826

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate fair value because of the short maturity of these financial instruments.

We estimated the fair value of the senior secured notes using quoted market prices as of December 31, 2011 and 2010.

The carrying value of our ABL Credit Facility and remaining portions of our long-term debt approximate their fair values.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2021. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed and projected based on current rates. Leases with specified escalation steps are expensed and projected based on the rate in effect in the respective period which is not materially different than the straight-line method. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements is as follows:

	Year Ended December 31,
	2011	2010	2009
Operating rental expense	$40,255	$37,804	$30,371

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2012	$31,311	$480
2013	26,014	532
2014	18,792	524
2015	13,609	313
2016	8,070	268
Thereafter	16,812	1,206

	$114,608	$3,323

Litigation

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of December 31, 2011, we are a defendant in lawsuits involving approximately 981 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through December 31, 2011, lawsuits involving 11,831 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2011, approximately $1.8 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries. Of this amount, approximately $1.4 million has been paid to settle claims alleging mesothelioma, $0.4 million for claims alleging lung cancer and $0.1 million for non-malignant claims.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. These analyses consist of separately estimating our reserve with respect to pending claims (both those scheduled for trial and those for which a trial date had not been scheduled), mass filings (including lawsuits brought in West Virginia each involving many, in some cases over a hundred, plaintiffs, which include little information regarding the nature of each plaintiff’s claim and historically have rarely resulted in any payments to plaintiff) and probable future claims. A key element of the analysis is categorizing our claims by the type of disease the plaintiffs allege and developing “benchmark” estimated settlement values for each claim category based on our historical settlement experience. These estimated settlement values are applied to each of our pending individual claims. With respect to pending claims where the disease type is unknown, the outcome is projected based on historic experience. The reserve with respect to mass filings is estimated by determining the number of individual plaintiffs included in the mass filings likely to have claims resulting in settlements based on our historical experience with mass filings. Finally, we estimate the value of probable claims that plaintiffs may assert against us over the next 15 years based on public health estimates of future incidences of certain asbestos-related diseases in the general U.S. population. Estimated settlement values are applied to those projected claims. Our annual assessment, dated September 30, 2011, projected that our payments to asbestos claimants over the next 15 years are estimated to range from $5 million to $11 million. Given these estimates and existing insurance coverage that historically has been available to cover substantial portions of our past payments to claimants and defense costs, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. Our belief that our accruals and associated estimates are currently adequate, however, relies on a number of significant assumptions, including:

•	That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;

•	That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;

•	That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;

•	That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;

•	That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;

•	That there are no materially negative developments in the claims pending against us; and

•	That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims.

Other Legal Claims and Proceedings.  From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition or results of operations, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

Product Claims.  From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial position, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

NiSource Claim.  In the summer of 2010, our customer NiSource, Inc. notified us that certain polyethylene pipe that PolyPipe, Inc. manufactured may be defective. NiSource requested that the Company and PolyPipe repair and replace the allegedly defective pipe and reimburse NiSource for the costs of locating and removing the pipe. When installing the pipe, NiSource did not track where the pipe was installed, so to locate the allegedly defective pipe, NiSource has embarked on a program of “potholing” or digging holes by possible sites where the pipe was used to locate the serial numbers of the pipe that may be defective. This has caused NiSource to test locations far in excess of the locations where the allegedly defective pipe may have been used.

On April 28, 2011, PolyPipe filed a petition in the District Court in Cooke County, Texas against the Company and NiSource seeking, among other things, a declaratory judgment that PolyPipe was not responsible for the costs relating to NiSource’s alleged failure to track and record the installation locations of the pipe and NiSource’s expenditures to implement a potential remediation plan including finding the pipe and removing the pipe. On June 1, 2011, the Court entered an order of non-suit, dismissing PolyPipe’s claims without prejudice to their re-filing the same claims.

NiSource is in the process of locating where the allegedly defective pipe was used while the parties discuss a possible resolution of their respective claims. NiSource has asserted that the Company and PolyPipe are liable for the costs of finding the allegedly defective pipe. Under its contract with NiSource, the Company is not liable for consequential damages. The Company believes that this applies to damages such as finding the allegedly defective pipe. To the extent that pipe is actually defective, the Company may be liable under its warranty to replace the defective pipe. The Company believes that PolyPipe, as the manufacturer of the pipe, is ultimately liable for any manufacturing defects. The Company believes that the ultimate outcome of NiSource’s claim will not be material.

Former Shareholder Litigation.  On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain non-core assets contained in the December 2006 merger agreement, and seeking damages and equitable relief. We have also received written notice from other former shareholders who similarly claim the Company has not fully complied with that contractual obligation. On September 28, 2010, we filed a motion to dismiss the action in its entirety. On February 11, 2011, the Court granted our motion to dismiss the claims for equitable relief with prejudice, but denied the motion to dismiss the contractual claims. The Company moved for summary judgment to dismiss the remaining claims, and the plaintiffs moved for summary judgment to uphold their claims, in each case, on October 21, 2011. The Delaware Chancery Court heard oral arguments with respect to the summary judgment motion on February 8, 2012. The parties subsequently reached an agreement whereby the Company agreed to distribute $1.9 million to the former shareholders (excluding the plaintiffs in the litigation) and both parties have released each other from their respective claims. The final settlement documents were executed by the parties in February 2012.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2011 approximated $9 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees given by bankers on their behalf. The amount of these guarantees at December 31, 2011 was approximately €6 million (USD $8 million).

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

Insurance Coverage

In the area of first party auto collision, we do not have excess coverage. In addition, we had no self insurance accrued liabilities in this area as of December 31, 2011 or 2010.

In the area of product recall, we do not have excess coverage. However, manufacturers are liable for replacement under the Uniform Commercial Code to the extent that they are identifiable and have the financial wherewithal. The net amount of self-insurance accrued liabilities in North America was $0.3 million and $0.8 million as of December 31, 2011 and 2010.

In the area of ocean cargo shipments, we do not have excess coverage. In addition, there was no self-insurance accrued as of December 31, 2011 and 2010.

In the area of asbestos claims, we have excess coverage to the extent claims do not arise from entities acquired or exposures dated after 1986. The net amount of self-insurance accrued liabilities in North America was $0.8 million and $0.8 million as of December 31, 2011 and 2010.

In the area of employee healthcare, we have excess stop loss protection attaching after $0.3 million per person per year. The amount of self-insurance accrued liabilities in North America were $2.8 million and $2.4 million as of December 31, 2011 and 2010.

NOTE 16—GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

In December 2009 and February 2010, McJunkin Red Man Corporation (presented as Issuer in the following tables), a 100%-owned subsidiary of MRC Global Inc. (presented as Parent in the following tables), issued senior secured notes due December 15, 2016. The senior secured notes are fully and unconditionally, and jointly and severally, guaranteed on a senior basis by MRC Global Inc. and substantially all existing and future 100%-owned domestic restricted subsidiaries of McJunkin Red Man Corporation (collectively, the “Guarantors”). All other subsidiaries of McJunkin Red Man Corporation, whether direct or indirect, do not guarantee the senior secured notes (the “Non-Guarantors”).

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for MRC Global Inc. on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

Condensed Consolidated Balance Sheets

(in millions)

	December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$0.1	$4.8	$0.2	$41.0	$—	$46.1
Accounts receivable, net	0.7	585.9	—	204.7	—	791.3
Inventory, net	—	682.1	—	217.0	—	899.1
Income taxes receivable	0.8	28.5	—	—	(29.3)	—
Other current assets	—	2.2	2.1	7.1	—	11.4

Total current assets	1.6	1,303.5	2.3	469.8	(29.3)	1,747.9

Investment in subsidiaries	718.0	607.1	—	—	(1,325.1)	—
Intercompany receivable	7.3	258.3	561.3	—	(826.9)	—
Other assets	—	31.8	0.1	7.3	—	39.2
Fixed assets, net	—	45.2	19.6	42.6	—	107.4
Goodwill	—	512.0	—	49.3	—	561.3
Other intangible assets, net	—	707.2	—	64.7	—	771.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Trade accounts payable	$—	$328.1	$2.5	$149.0	$—	$479.6
Accrued expenses	0.2	63.1	12.4	33.3	—	109.0
Income taxes payable	—	—	37.1	4.2	(29.3)	12.0
Deferred revenue	—	3.7	—	0.7	—	4.4
Deferred income taxes	—	71.0	(0.6)	(2.2)	—	68.2

Total current liabilities	0.2	465.9	51.4	185.0	(29.3)	673.2

Long-term debt, net	—	1,469.8	—	56.9	—	1,526.7
Intercompany payable	—	530.2	—	296.7	(826.9)	—
Deferred income taxes	5.7	269.7	1.0	12.6	—	289.0
Other liabilities	0.1	11.5	0.2	6.1	—	17.9
Shareholders’ equity	720.9	718.0	530.7	76.4	(1,325.1)	720.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

	December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$1.1	$4.4	$—	$50.7	$—	$56.2
Accounts receivable, net	0.7	447.1	—	148.6	—	596.4
Inventory, net	—	625.4	—	140.0	—	765.4
Income taxes receivable	1.0	89.8	—	1.9	(60.1)	32.6
Other current assets	—	2.7	2.1	5.4	—	10.2

Total current assets	2.8	1,169.4	2.1	346.6	(60.1)	1,460.8

Investment in subsidiaries	686.6	478.3	—	—	(1,164.9)	—
Intercompany receivable	6.5	88.7	480.2	—	(575.4)	—
Other assets	—	49.3	0.1	9.7	—	59.1
Fixed assets, net	—	46.3	19.9	38.5	—	104.7
Goodwill	—	509.5	—	39.9	—	549.4
Other intangible assets, net	—	747.3	—	69.9	—	817.2

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Trade accounts payable	$—	$306.5	$1.1	$119.0	$—	$426.6
Accrued expenses	0.1	67.2	11.1	24.4	—	102.8
Income taxes payable	—	—	60.1	—	(60.1)	—
Deferred revenue	—	17.4	—	0.7	—	18.1
Deferred income taxes	—	73.2	(0.6)	(2.0)	—	70.6

Total current liabilities	0.1	464.3	71.7	142.1	(60.1)	618.1

Long-term debt, net	—	1,314.3	—	45.9	—	1,360.2
Intercompany payable	—	327.6	—	247.8	(575.4)	—
Deferred taxes	5.7	285.4	2.3	9.7	—	303.1
Other liabilities	0.4	10.6	1.1	8.0	—	20.1
Shareholders’ equity	689.7	686.6	427.2	51.1	(1,164.9)	689.7

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Condensed Consolidated Statements of Income

(in millions)

	Year Ended December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	3,849.2	$—	$983.2	$—	$4,832.4
Cost of sales	—	3,336.6	4.1	783.5	—	4,124.2

Gross margin	—	512.6	(4.1)	199.7	—	708.2
Operating expenses	1.0	263.5	85.7	163.4	—	513.6

Operating (loss) income	(1.0)	249.1	(89.8)	36.3	—	194.6
Other (expense) income	—	(364.3)	256.6	(31.1)	—	(138.8)

(Loss) income before taxes	(1.0)	(115.2)	166.8	5.2	—	55.8
Equity in earnings of subsidiary	29.2	101.5	—	—	(130.7)	—
Income tax (benefit)	(0.8)	(42.9)	62.5	8.0	—	26.8

Net (loss) income	$29.0	$29.2	$104.3	$(2.8)	$(130.7)	$29.0

	Year Ended December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$3,124.8	$—	$726.7	$(6.0)	$3,845.5
Cost of sales	—	2,742.1	3.8	587.5	(6.0)	3,327.4

Gross margin	—	382.7	(3.8)	139.2	—	518.1
Operating expenses	1.7	244.8	78.5	126.7	—	451.7

Operating (loss) income	(1.7)	137.9	(82.3)	12.5	—	66.4
Other (expense) income	—	(266.2)	153.0	(28.4)	—	(141.6)

(Loss) income before taxes	(1.7)	(128.3)	70.7	(15.9)	—	(75.2)
Equity in earnings of subsidiary	(51.1)	29.2	—	—	21.9	—
Income tax (benefit)	(1.0)	(48.0)	27.4	(1.8)	—	(23.4)

Net (loss) income	$(51.8)	$(51.1)	$43.3	$(14.1)	$21.9	$(51.8)

	Year Ended December 31, 2009
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$3,215.6	$—	$448.3	$(2.0)	$3,661.9
Cost of sales	—	2,690.1	2.6	376.7	(2.0)	3,067.4
Inventory write-down	—	44.1	—	2.4	—	46.5

Gross margin	—	481.4	(2.6)	69.2	—	548.0
Operating expenses	1.2	248.5	89.4	72.5	—	411.6
Goodwill and intangible impairment	—	317.1	—	69.0	—	386.1

Operating (loss) income	(1.2)	(84.2)	(92.0)	(72.3)	—	(249.7)
Other (expense) income	(6.2)	(383.3)	293.5	(9.1)	—	(105.1)

(Loss) income before taxes	(7.4)	(467.5)	201.5	(81.4)	—	(354.8)
Equity in earnings of subsidiary	(334.7)	47.9	—	—	286.8	—
Income tax (benefit)	(2.3)	(84.9)	75.8	(3.6)	—	(15.0)

Net (loss) income	$(339.8)	$(334.7)	$125.7	$(77.8)	$286.8	$(339.8)

Condensed Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.8)	$(147.5)	$7.1	$38.3	$—	$(102.9)
Investing activities	(0.2)	1.2	(6.9)	(42.1)	—	(48.0)
Financing activities	—	144.2	—	(3.6)	—	140.6

Increase (decrease) in cash	(1.0)	(2.1)	0.2	(7.4)	—	(10.3)
Effect of exchange rate on cash	—	2.5	—	(2.3)	—	0.2
Cash—beginning of period	1.1	4.4	—	50.7	—	56.2

Cash—end of period	$0.1	$4.8	$0.2	$41.0	$—	$46.1

	Year Ended December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.2)	$32.6	$5.5	$74.8	$—	$112.7
Investing activities	0.6	(13.6)	(5.5)	2.3	—	(16.2)
Financing activities	0.3	(15.8)	—	(82.7)	—	(98.2)

Increase (decrease) in cash	0.7	3.2	—	(5.6)	—	(1.7)
Effect of exchange rate on cash	—	(4.0)	—	5.7	—	1.7
Cash—beginning of period	0.4	5.2	—	50.6	—	56.2

Cash—end of period	$1.1	$4.4	$—	$50.7	$—	$56.2

	Year Ended December 31, 2009
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(9.2)	$480.7	$4.8	$29.2	$—	$505.5
Investing activities	(0.2)	(106.3)	(4.9)	44.5	—	(66.9)
Financing activities	9.8	(377.1)	—	(26.6)	—	(393.9)

Increase (decrease) in cash	0.4	(2.7)	(0.1)	47.1	—	44.7
Effect of exchange rate on cash	—	1.4	—	(2.0)	—	(0.6)
Cash—beginning of period	—	6.5	0.1	5.5	—	12.1

Cash—end of period	$0.4	$5.2	$—	$50.6	$—	$56.2

NOTE 17—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in thousands, except per share amounts):

	First	Second	Third	Fourth	Year
2011
Revenues	$991.8	$1,168.0	$1,366.2	$1,306.4	$4,832.4
Gross margin	147.0	172.7	201.1	187.4	708.2

Net income (loss)	(1.1)	4.7	21.9	3.5	29.0
EPS:
Basic	$(0.01)	$0.06	$0.26	$0.04	$0.34
Diluted	$(0.01)	$0.06	$0.26	$0.04	$0.34

2010
Revenues	$858.3	$926.9	$1,025.5	$1,034.8	$3,845.5
Gross margin	129.5	117.4	136.8	134.4	518.1

Net loss	(11.9)	(15.9)	(10.5)	(13.5)	(51.8)
EPS:
Basic	$(0.14)	$(0.19)	$(0.12)	$(0.16)	$(0.61)
Diluted	$(0.14)	$(0.19)	$(0.12)	$(0.16)	$(0.61)