Form 10-Q
period 2012-03-31
MRC GLOBAL INC.
filed 2012-05-07
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number: 001-35479

MRC GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin, Suite 3100 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877)294-7574

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”. There were 101,487,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 4, 2012.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	March 31, 2012	December 31, 2011
	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$58,833	$46,127
Accounts receivable, net	871,227	791,280
Inventories, net	1,022,851	899,064
Other current assets	17,598	11,437

Total current assets	1,970,509	1,747,908
Other assets	44,767	39,212
Property, plant and equipment, net	114,173	107,430
Intangible assets:
Goodwill, net	568,811	561,270
Other intangible assets, net	780,198	771,867

	1,349,009	1,333,137

	$3,478,458	$3,227,687

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$555,556	$479,584
Accrued expenses and other current liabilities	142,500	108,973
Income taxes payable	26,133	11,950
Deferred revenue	2,440	4,450
Deferred income taxes	69,155	68,210

Total current liabilities	795,784	673,167
Long-term obligations:
Long-term debt, net	1,611,960	1,526,740
Deferred income taxes	287,585	288,985
Other liabilities	18,108	17,933

	1,917,653	1,833,658
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized, issued and outstanding March 2012 – 84,442, issued and outstanding December 2011 – 84,427	844	844
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,284,790	1,282,949
Retained (deficit)	(499,257)	(536,791)
Accumulated other comprehensive loss	(21,356)	(26,140)

	765,021	720,862

	$3,478,458	$3,227,687

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share amounts)
Sales	$1,382,632	$991,813
Cost of sales	1,146,071	844,847

Gross profit	236,561	146,966
Selling, general and administrative expenses	146,384	117,357

Operating income	90,177	29,609
Other income (expense):
Interest expense	(33,717)	(33,500)
Write off of debt issuance costs	(1,685)	—
Change in fair value of derivative instruments	2,125	1,868
Other, net	1,747	205

	(31,530)	(31,427)

Income (loss) before income taxes	58,647	(1,818)
Income tax expense (benefit)	21,113	(690)

Net income (loss)	$37,534	$(1,128)

Basic earnings (loss) per common share	$0.44	$(0.01)
Diluted earnings (loss) per common share	$0.44	$(0.01)
Weighted-average common shares, basic	84,437	84,413
Weighted-average common shares, diluted	84,756	84,413

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Net income (loss)	$37,534	$(1,128)
Other comprehensive income	4,784	10,467

Comprehensive income	$42,318	$9,339

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities
Net income (loss)	$37,534	$(1,128)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	4,131	4,003
Amortization of intangibles	12,317	12,443
Equity-based compensation expense	1,841	1,483
Deferred income tax benefit	(2,110)	(1,127)
Amortization of debt issuance costs	2,326	2,990
Write off of debt issuance costs	1,685	—
Increase in LIFO reserve	6,900	10,065
Change in fair value of derivative instruments	(2,125)	(1,868)
Provision for uncollectible accounts	727	(278)
Non-operating losses and other items not using cash	700	2,264
Changes in operating assets and liabilities:
Accounts receivable	(44,150)	8,257
Inventories	(68,807)	(24,706)
Income taxes payable	14,044	2,983
Other current assets	(5,834)	539
Accounts payable	43,816	(10,685)
Deferred revenue	(2,026)	(4,137)
Accrued expenses and other current liabilities	17,346	4,714

Net cash provided by operations	18,315	5,812
Investing activities
Purchases of property, plant and equipment	(4,458)	(1,964)
Proceeds from the disposition of property, plant and equipment	1,195	140
Acquisition of the assets and operations of OneSteel Piping Systems	(72,816)	—
Proceeds from the sale of assets held for sale	—	10,933
Other investment and notes receivable transactions	(3,813)	2,830

Net cash (used in) provided by investing activities	(79,892)	11,939
Financing activities
Net proceeds (payments) on/from revolving credit facilities	114,146	(30,830)
Payments on long-term obligations	(31,456)	—
Debt issuance costs paid	(7,099)	—

Net cash provided by (used in) financing activities	75,591	(30,830)

Increase (decrease) in cash	14,014	(13,079)
Effect of foreign exchange rate on cash	(1,308)	(1,043)
Cash – beginning of period	46,127	56,202

Cash – end of period	$58,833	$42,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,444	$5,470
Cash paid (received) for income taxes	$9,982	$(2,753)

See notes to consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. We are a majority owned subsidiary of PVF Holdings LLC. Our wholly owned subsidiaries, McJunkin Red Man Corporation and its subsidiaries, are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation: The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. Investments in our unconsolidated joint ventures, over which we exercise significant influence, but do not control, are accounted for by the equity method. Our unconsolidated joint ventures, along with our percentage of ownership of each, are: (a) TFCX Finland Oy (50%) and (b) Transmark DRW GmbH (50%). As of March 31, 2012 and December 31, 2011, our total investment in these entities was insignificant. In April 2012, we sold our interest in Transmark DRW GmbH.

NOTE 2 – TRANSACTIONS

Acquisitions

In March 2012, we acquired the operations and assets of OneSteel Piping Systems, now known as MRC Piping Systems Australia (“MRC PSA”). MRC PSA is a leading PVF distributor supplying the oil and gas, mining and mineral processing industries in Australia. The preliminary purchase price for this acquisition was $72.8 million subject to a working capital adjustment. Although not finalized, the working capital adjustment is currently estimated to be a payment by us in the second quarter of 2012 of approximately $16.1 million. Because we recently consummated the acquisition, we have not yet completed the determination of the fair values of certain tangible and intangible assets acquired or liabilities assumed. The impact of this acquisition is not material to our financial statements.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	March 31, 2012	December 31, 2011
Finished goods inventory at average cost:
Energy carbon steel tubular products	$507,286	$488,938
Valves, fittings, flanges and all other products	714,614	601,706

	1,221,900	1,090,644
Less: Excess of average cost over LIFO cost (LIFO reserve)	(182,022)	(175,122)
Less: Other inventory reserves	(17,027)	(16,458)

	$1,022,851	$899,064

NOTE 4 – LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	March 31, 2012	December 31, 2011
9.50% senior secured notes due 2016, net of discount of $17,432 and $18,358	$1,032,568	$1,031,642
Global ABL Facility	570,473	—
ABL Credit Facility	—	456,411
MRC Transmark term loan facility	—	30,824
MRC Transmark factoring facility	8,544	7,189
Other	375	674

	1,611,960	1,526,740
Less current portion	—	—

	$1,611,960	$1,526,740

In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) which replaced our then existing asset-based lending credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $1.025 billion in the United States, $145 million in Canada, $12 million in the United Kingdom, $52 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our wholly owned material U.S. subsidiaries guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our foreign borrower subsidiaries are primarily secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable, inventory and related assets of the foreign subsidiary and the wholly owned material U.S. subsidiaries and

•

a first-priority pledge by the foreign borrower subsidiary of the equity interests of its direct wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments held by the foreign borrower subsidiary.

No property of our foreign subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures our 9.5% senior secured notes.

Each of our foreign borrower subsidiaries has a separate stand alone borrowing base that limits the foreign subsidiary’s ability to borrow under its respective tranche, provided that the foreign subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

Our ability to borrow in each jurisdiction, other than Belgium, under the facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base in Belgium equal to:

•	for Belgian inventory subject to a pledge under Belgian law, 50% of the lesser of 70% of the net book value and 85% of the appraised net orderly liquidation value of eligible inventory; and

•	for Belgian inventory subject to a possessory pledge under Belgian law, 70% of the net book value and 85% of the appraised net orderly liquidation value of eligible inventory.

The facility initially bears interest at LIBOR plus a margin of 1.75%; from and after Sepember 1, 2012 the margin will vary between 1.50% and 2.00% based on our fixed charge coverge ratio.

Interest Rate Swaps and Forward Foreign Exchange Contracts: We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Effective March 31, 2012, our previously outstanding $500 million interest rate swap contract to pay interest at a fixed rate of approximately 1.77% and receive 1-month LIBOR variable interest rate payments monthly, expired. We have several additional interest rate swap derivatives, with notional amounts approximating $19 million in the aggregate. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$63	$—	$—	$144
Interest rate contracts(1)	—	92	—	2,010

(1)	Included in “Accrued expenses and other current liabilities” in our consolidated balance sheets. The total notional amount of our interest rate swaps was approximately $19 million and $519 million at March 31, 2012 and December 31, 2011. The total notional amount of our forward foreign exchange contracts was approximately $74 million and $39 million at March 31, 2012 and December 31, 2011.

The table below provides data about the amount of net gains recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$1,922	$1,590
Foreign exchange forward contracts	203	278

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Board of Directors has the authority to issue shares and set the terms of the shares of preferred stock. As of March 31, 2012 and December 31, 2011, we had authorized 150,000,000 shares of preferred stock, however, there were no shares of preferred stock issued or outstanding.

In April 2012, our Articles of Incorporation were amended to reduce the number of shares of authorized preferred stock from 150,000,000 to 100,000,000.

Common Stock

In February 2012, our Board of Directors and our shareholder approved a two-for-one reverse stock split which reduced the number of shares of common stock outstanding by one half. All share and per share amounts have been adjusted retroactively to reflect this change.

In April 2012, our Articles of Incorporation were amended to increase the number of shares of common stock authorized from 400,000,000 to 500,000,000.

Stock Options and Restricted Stock

Our 2007 Stock Option Plan permitted the grant of stock options to its employees, directors and consultants for up to 3.8 million shares of new common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Under the terms of our 2007 Restricted Stock Plan, up to 500,000 shares of restricted stock could have been granted at the direction of the Board of Directors and vesting generally occured in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. Fair value is based on the fair value of our stock on the date of issuance. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

No stock options were granted or exercised during the first quarter of 2012. In January 2012, 14,451 shares of restricted stock vested. In February 2012, 15,561 shares of restricted stock were granted to two members of the board of directors.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. All of the shares under the prior plans that had not been previously awarded or subject to prior grants were released. The 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. No awards under this plan were granted in the first quarter of 2012.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Currency translation adjustments	$(20,838)	$(25,622)
Pension related adjustments	(518)	(518)

Accumulated other comprehensive loss	$(21,356)	$(26,140)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$37,534	$(1,128)

Average basic shares outstanding	84,437	84,413
Effect of dilutive securities	319	—

Average diluted shares outstanding	84,756	84,413

Net income (loss) per share:
Basic	$0.44	$(0.01)
Diluted	$0.44	$(0.01)

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the three months ended March 31, 2012 and 2011, our anti-dilutive stock options approximated 2.3 million and 2.0 million. Our anti-dilutive restricted stock for the three months ended March 31, 2011 approximated 0.1 million.

NOTE 6 – SEGMENT INFORMATION

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

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2011
Sales
North America	$1,260.9	$932.4
International	121.7	59.4

Consolidated revenues	$1,382.6	$991.8

Depreciation and amortization
North America	$3.1	$3.5
International	1.0	0.5

Total depreciation and amortization expense	$4.1	$4.0

Amortization of intangibles
North America	$10.6	$11.0
International	1.7	1.4

Total amortization of intangibles expense	$12.3	$12.4

Operating income
North America	$84.8	$27.9
International	5.4	1.7

Total operating income	90.2	29.6
Interest expense	(33.7)	(33.5)
Other income	2.1	2.1

Income (loss) before income taxes	$58.6	$(1.8)

	March 31, 2012	December 31, 2011
Goodwill
North America	$512.0	$512.1
International	56.8	49.2

Total goodwill	$568.8	$561.3

Total assets
North America	$3,066.5	$2,923.3
International	412.0	304.4

Total assets	$3,478.5	$3,227.7

Our net sales by product line are as follows (in thousands):

	Three months ended
Type	March 31, 2012	March 31, 2011
Energy carbon steel tubular products:
Line pipe	$290,353	$174,493
Oil country tubular goods	221,221	157,833

	$511,574	$332,326

Valves, fittings, flanges and other products:
Valves and specialty products	$331,832	$262,114
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	276,526	189,343
Other	262,700	208,030

	$871,058	$659,487

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Foreign exchange forward contracts	$63	$—	$63	$—
Liabilities:
Interest rate swap agreements	92	—	92	—
December 31, 2011
Assets:	$—	$—	$—	$—
Liabilities:
Foreign exchange forward contracts	144	—	144	—
Interest rate swap agreements	2,010	—	2,010	—

The following table presents the carrying value and estimated fair value of our financial instruments that are carried at adjusted historical cost (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash	$58,833	$58,833	$46,127	$46,127
Accounts receivable, net	871,227	871,227	791,280	791,280
Financial liabilities
Trade accounts payable	555,556	555,556	479,584	479,584
Accrued expenses and other liabilities	142,500	142,500	108,973	108,973
Long-term debt	1,611,960	1,706,460	1,526,740	1,542,490

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate fair value because of the short maturity of these financial instruments.

We estimated the fair value of the senior secured notes using quoted market prices as of March 31, 2012 and December 31, 2011.

The carrying value of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of March 31, 2012, we are a defendant in lawsuits involving approximately 1,011 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through March 31, 2012, lawsuits involving 11,874 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition or results of operations.

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Former Shareholder Litigation. On July 30, 2010, an action was brought against the Company in Delaware Chancery Court by a former shareholder of our predecessor, McJunkin Corporation, on his own behalf and as trustee for a trust, alleging the Company has not fully complied with a contractual obligation to divest of certain non-core assets contained in the December 2006 merger agreement, and seeking damages and equitable relief. The parties subsequently reached a settlement agreement whereby the Company agreed to distribute $1.9 million to the former shareholders (excluding the plaintiffs in the litigation) and both parties have released each other from their respective claims. The Company signed the final settlement documents in February 2012, and the court dismissed the case in March 2012.

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

NOTE 9 – GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

The following condensed consolidating financial statements present the results of operations, comprehensive income, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for MRC Global Inc. on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

Condensed Consolidated Balance Sheets

(in millions)

	March 31, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$0.1	$5.0	$0.5	$53.2	$—	$58.8
Accounts receivable, net	0.7	601.3	—	269.2	—	871.2
Inventory, net	—	725.7	—	297.2	—	1,022.9
Income taxes receivable	0.1	4.4	—	—	(4.5)	—
Other current assets	—	2.3	5.6	9.7	—	17.6

Total current assets	0.9	1,338.7	6.1	629.3	(4.5)	1,970.5
Investment in subsidiaries	762.3	734.3	—	—	(1,496.6)	—
Intercompany receivable	7.3	315.6	591.6	—	(914.5)	—
Other assets	1.5	36.9	0.1	6.3	—	44.8
Property, plant and equipment, net	—	44.5	19.6	50.1	—	114.2
Goodwill	—	512.0	—	56.8	—	568.8
Other intangible assets, net	—	697.2	—	83.0	—	780.2

	$772.0	$3,679.2	$617.4	$825.5	$(2,415.6)	$3,478.5

Trade accounts payable	$0.1	$376.2	$0.6	$178.7	$—	$555.6
Accrued expenses	1.2	81.5	8.3	51.5	—	142.5
Income taxes payable	—	—	28.1	2.5	(4.5)	26.1
Deferred revenue	—	1.7	—	0.7	—	2.4
Deferred income taxes	—	72.0	(0.6)	(2.2)	—	69.2

Total current liabilities	1.3	531.4	36.4	231.2	(4.5)	795.8
Long-term debt, net	—	1,551.1	—	60.9	—	1,612.0
Intercompany payable	—	555.9	—	358.6	(914.5)	—
Deferred income taxes	5.7	267.7	0.5	13.7	—	287.6
Other liabilities	—	10.8	0.2	7.1	—	18.1
Stockholders’ equity	765.0	762.3	580.3	154.0	(1,496.6)	765.0

	$772.0	$3,679.2	$617.4	$825.5	$(2,415.6)	$3,478.5

	December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$0.1	$4.8	$0.2	$41.0	$—	$46.1
Accounts receivable, net	0.7	585.9	—	204.7	—	791.3
Inventory, net	—	682.1	—	217.0	—	899.1
Income taxes receivable	0.8	28.5	—	—	(29.3)	—
Other current assets	—	2.2	2.1	7.1	—	11.4

Total current assets	1.6	1,303.5	2.3	469.8	(29.3)	1,747.9
Investment in subsidiaries	718.0	607.1	—	—	(1,325.1)	—
Intercompany receivable	7.3	258.3	561.3	—	(826.9)	—
Other assets	—	31.8	0.1	7.3	—	39.2
Property, plant and equipment, net	—	45.2	19.6	42.6	—	107.4
Goodwill	—	512.0	—	49.3	—	561.3
Other intangible assets, net	—	707.2	—	64.7	—	771.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Trade accounts payable	$—	$328.1	$2.5	$149.0	$—	$479.6
Accrued expenses	0.2	63.1	12.4	33.3	—	109.0
Income taxes payable	—	—	37.1	4.2	(29.3)	12.0
Deferred revenue	—	3.7	—	0.7	—	4.4
Deferred income taxes	—	71.0	(0.6)	(2.2)	—	68.2

Total current liabilities	0.2	465.9	51.4	185.0	(29.3)	673.2
Long-term debt, net	—	1,469.8	—	56.9	—	1,526.7
Intercompany payable	—	530.2	—	296.7	(826.9)	—
Deferred taxes	5.7	269.7	1.0	12.6	—	289.0
Other liabilities	0.1	11.5	0.2	6.1	—	17.9
Stockholders’ equity	720.9	718.0	530.7	76.4	(1,325.1)	720.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended March 31, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	1,052.7	$—	$329.9	$—	$1,382.6
Cost of sales	—	883.5	1.0	261.5	—	1,146.0

Gross profit	—	169.2	(1.0)	68.4	—	236.6
Operating expenses	0.3	69.6	25.9	50.6	—	146.4

Operating (loss) income	(0.3)	99.6	(26.9)	17.8	—	90.2
Other (expense) income	—	(128.0)	104.4	(8.0)	—	(31.6)

(Loss) income before taxes	(0.3)	(28.4)	77.5	9.8	—	58.6
Equity in earnings of subsidiary	37.7	55.9	—	—	(93.6)	—
Income tax (benefit)	(0.1)	(10.2)	27.9	3.5	—	21.1

Net income (loss)	$37.5	$37.7	$49.6	$6.3	$(93.6)	$37.5

	Three Months Ended March 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$771.5	$—	$220.3	$—	$991.8
Cost of sales	—	667.1	0.9	176.8	—	844.8

Gross profit	—	104.4	(0.9)	43.5	—	147.0
Operating expenses	0.2	61.2	20.5	35.5	—	117.4

Operating (loss) income	(0.2)	43.2	(21.4)	8.0	—	29.6
Other (expense) income	—	(94.1)	68.8	(6.1)	—	(31.4)

(Loss) income before taxes	(0.2)	(50.9)	47.4	1.9	—	(1.8)
Equity in earnings of subsidiary	(1.0)	30.0	—	—	(29.0)	—
Income tax (benefit)	(0.1)	(19.9)	17.6	1.7	—	(0.7)

Net (loss) income	$(1.1)	$(1.0)	$29.8	$0.2	$(29.0)	$(1.1)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended March 31, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$37.5	$37.7	$49.6	$6.3	$(93.6)	$37.5
Other comprehensive income	4.8	4.8	—	(1.2)	(3.6)	4.8

Comprehensive income	$42.3	$42.5	$49.6	$5.1	$(97.2)	$42.3

	Three Months Ended March 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$(1.1)	$(1.0)	$29.8	$0.2	$(29.0)	$(1.1)
Other comprehensive income	10.4	10.4	—	3.7	(14.1)	10.4

Comprehensive income	$9.3	$9.4	$29.8	$3.9	$(43.1)	$9.3

Condensed Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$1.6	$(22.1)	$1.2	$37.6	$—	$18.3
Investing activities	(1.6)	(47.6)	(1.0)	(75.2)	45.5	(79.9)
Financing activities	—	73.6	—	47.5	(45.5)	75.6

Increase (decrease) in cash	—	3.9	0.2	9.9	—	14.0
Effect of exchange rate on cash	—	(3.7)	—	2.4	—	(1.3)
Cash – beginning of period	0.1	4.8	0.2	41.0	—	46.1

Cash – end of period	$0.1	$5.0	$0.4	$53.3	$—	$58.8

	Three Months Ended March 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.1)	$33.8	$3.6	$(31.5)	$—	$5.8
Investing activities	(0.1)	12.7	(3.6)	2.9	—	11.9
Financing activities	—	(43.3)	—	12.5	—	(30.8)

Increase (decrease) in cash	(0.2)	3.2	—	(16.1)	—	(13.1)
Effect of exchange rate on cash	—	(1.3)	—	0.3	—	(1.0)
Cash – beginning of period	1.1	4.4	—	50.7	—	56.2

Cash – end of period	$0.9	$6.3	$—	$34.9	$—	$42.1

NOTE 10 – SUBSEQUENT EVENTS

In April 2012, we completed the initial public offering of 22,727,273 shares of common stock at a stock price of $21.00 per share. In connection with the offering, MRC Global Inc. sold 17,045,455 shares resulting in aggregate net proceeds to us of approximately $333.9 million after deducting underwriting discounts and estimated offering expenses. A selling stockholder sold the remaining 5,681,818 shares. The $333.9 million of proceeds were used to repay advances on the Global ABL Facility. The following unaudited pro forma condensed balance sheet reflects the transaction as if it had occurred on March 31, 2012.

	Actual as of March 31, 2012	Pro forma adjustments	Pro forma as of March 31, 2012
Assets
Total current assets	$1,970,509	$—	$1,970,509
Other assets	44,767	—	44,767
Property, plant and equipment, net	114,173	—	114,173
Intangible assets	1,349,009	—	1,349,009

Total assets	$3,478,458	—	$3,478,458

Liabilities and stockholders’ equity
Total current liabilities	$795,784	$—	$795,784
Long-term debt, net	1,611,960	(333,900)	1,278,060
Other long term liabilities	305,693	—	305,693
Shareholders’ equity:
Common stock	844	170	1,014
Preferred stock	—	—	—
Additional paid-in capital	1,284,790	333,730	1,618,520
Retained (deficit)	(499,257)	—	(499,257)
Other comprehensive income	(21,356)	—	(21,356)

Total equity	765,021	333,900	1,098,921

Total liabilities and equity	$3,478,458	$—	$3,478,458

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

Overview

We are the largest global industrial distributor of PVF and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 400 service locations. Our North American segment includes over 175 branch locations, six distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 150 third party pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 40 branch locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, Singapore and Australia and 10 automation service centers in Europe and Asia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 12,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

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

Recent Trends and Outlook

During the first quarter of 2012, oil prices remained strong with an average price of approximately $103 per barrel for West Texas Intermediate (“WTI”), which was approximately 9% above the average for the first quarter of 2011. Natural gas prices declined to an average price of $2.44/Mcf (Henry Hub) for the first quarter of 2012 from an average of $4.07/Mcf in the first quarter of 2011. At March 31, 2012, the natural gas price was $2.00/Mcf (Henry Hub). Behind the strength of oil prices, North American drilling activity has increased 12% in the first three months of 2012 as compared to the same period of 2011. We continue to see a shift in rig utilization from natural gas to oil, with average oil drilling representing over 65% of the total North American rig count during the first three months of 2012 up from 52% for the same time period in 2011.

Activity levels in the upstream sector remain strong. In the U.S., the average total rig count was up 16% in the first quarter of 2012 as compared to the first quarter of 2011. Continued development within the Eagle Ford and Bakken shale regions and the Permian Basin primarily drove this increase in rig count. In Canada, the average total rig count for the first quarter of 2012 was flat as compared to the same period in 2011. However, maintenance, repair and operations (“MRO”) activity, particularly in the heavy oil and tar sands regions has remained strong, mitigating the downturn experienced in shallow natural gas drilling elsewhere in Canada.

The midstream sector, which includes gathering, transmission pipelines and natural gas utilities, is our fastest growing sector. New wells coming on line and the continued need for infrastructure within the shale basins has driven this growth in gathering and transmission. As a result of the shift in E&P activity from natural gas to oil, we have experienced a shifting in activity from the primarily natural gas regions of the Barnett, Haynesville, Woodford, and Fayetteville shales to the Bakken, Eagle Ford, and Niobrara shales and the Permian Basin, which are heavier producing regions for oil and natural gas liquids. At the same time, increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure has had a similar positive impact on the gas utilities portion of our midstream business.

Our downstream and other industrials sector performance continues to improve. Within refining, market participants still appear cautious with respect to major capital spending because of international refining capacity additions, higher crude oil prices and relatively low margins relative to longer term historical levels. However, we believe there will be increased turnaround activity by our major customers in our U.S. refining sector in 2012 and 2013 due to customers’ delays in routine turnaround activity for maintenance and repair in recent years.

Internationally we continue to see some improvement in prospects, although in Europe the outlook will be partly driven by Eurozone sentiment that will impact market confidence. Our Australasian business benefitted from the March 2012 acquisition of MRC PSA and early indications of business activity post acquisition are encouraging. Refining customers remain cautious particularly with the shift in production from Europe to Asia.

We determine backlog by the amount of unshipped third-party customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that we will earn a profit on the backlog of orders. Our backlog at March 31, 2012 was $948 million, including $775 million in our North American segment and $173 million in our International segment. We believe the key drivers for our business in our primary end markets remain strong, and we expect full year 2012 revenues to be between $5.4 and $5.6 billion. Due to our improved first quarter performance and our favorable product mix in our inventory from our 2011 inventory rebalance and purchasing strategy, we expect our Adjusted Gross Profit percentage to be 18% to 19% and Adjusted EBITDA percentage to be between 8.0% and 8.5% in 2012.

The following table shows key industry indicators for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
Average Rig Count(1):
United States	1,990	1,716
Canada	585	587

Total North America	2,575	2,303
International	1,189	1,166

Total Worldwide	3,764	3,469

Average Oil Rig Count(1):
United States	1,262	813
Canada	418	385

Total North America	1,680	1,198

Average Natural Gas Rig Count(1):
United States	725	900
Canada	165	184

Total North America	890	1,084

Average Commodity Prices(2):
WTI crude oil (per barrel)	$102.87	$94.07
Brent crude oil (per barrel)	$118.71	$105.45
Natural gas ($/Mcf)	$2.44	$4.07
Average Monthly Well Permits(3)	5,962	5,018
3:2:1 Crack Spread(4)	$36.25	$23.55
PMI Index (5)	53.4	59.7

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institue for Supply Management

The breakdown of our sales by sector for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31, 2012		March 31, 2011
Upstream	$649.8	47%	$466.2	47%
Midstream	359.5	26%	228.1	23%
Downstream and other industrials	373.3	27%	297.5	30%

	$1,382.6	100%	$991.8	100%

Sales to the upstream sector totaled $649.8 million for the three months ended March 31, 2012 compared to $466.2 million for the same period in 2011, an increase of 39%.

In the midstream sector, we generated revenue growth of 58% to $359.5 million in the first three months of 2012 as compared to $228.1 million the first three months of 2011. Revenue from our gathering and transmission customers increased 40% in the first quarter of 2012 as compared to 2011, while revenue from our natural gas utilities customers increased approximately 67% in the first quarter of 2012 as compared to 2011.

Our downstream and other industrials sector sales improved 25% to $373.3 million in the first quarter of 2012 as compared to $297.5 million in the first quarter of 2011. Approximiately half of this growth was attributable to our international acquisitions of MRC SPF and MRC PSA which are more heavily weighted toward downstream and other industrials than the business as a whole. In North America, the downstream sector grew 12% over this same time period.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

For the three months ended March 31, 2012 and 2011 the following table summarizes our results of operations (in millions). Corporate administrative costs are included in the North American segment.

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Sales:
North America	$1,260.9	$932.4	$328.5	35.2%
International	121.7	59.4	62.3	104.9%

Consolidated	$1,382.6	$991.8	$390.8	39.4%

Gross profit:
North America	$204.2	$129.2	$75.0	58.0%
International	32.4	17.8	14.6	82.0%

Consolidated	$236.6	$147.0	$89.6	61.0%

Selling, general and administrative expenses:
North America	$119.4	$101.3	$18.1	17.9%
International	27.0	16.1	10.9	67.7%

Consolidated	$146.4	$117.4	$29.0	24.7%

Operating income:
North America	$84.8	$27.9	$56.9	203.9%
International	5.4	1.7	3.7	217.6%

Consolidated	$90.2	$29.6	$60.6	204.7%
Interest expense	(33.7)	(33.5)	(0.2)	0.6%
Write off of deferred financing fees	(1.7)	—	(1.7)	N/M
Other, net	3.8	2.1	1.7	81.0%
Income tax (expense) benefit	(21.1)	0.7	(21.8)	N/M

Net income (loss)	$37.5	$(1.1)	$38.6	N/M

Adjusted Gross Profit	$259.9	$173.5	$86.4	49.8%

Adjusted EBITDA	$115.2	$60.0	$55.2	92.0%

Sales. Sales include the revenue recognized from the sale of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales increased 39% to $1,382.6 million for the three months ended March 31, 2012 as compared to $991.8 million for the three months ended March 31, 2011.

North American Segment—Our North American sales increased to $1,260.9 million for the three months ended March 31, 2012 from $932.4 million for the three months ended March 31, 2011. The 35% increase was due to an increase in volume related to the improved business environment, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased to $121.7 million for the three months ended March 31, 2012 from $59.4 million for the same period in 2011. Approximately $48.5 million of this increase was due to the acquisition of MRC SPF in June 2011 and the acquisition of MRC PSA in March of 2012. The remainder of the increase is due to an improvement in activity in Europe and Asia.

Gross Profit. Our gross profit was $236.6 million (17.1% of sales) for the three months ended March 31, 2012 as compared to $147.0 million (14.8% of sales) for the three months ended March 31, 2011. The 230 basis points improvement in gross profit percentage was driven by a favorable change in product mix and the leveraging of the fixed cost component of cost of sales.

North American Segment—Gross profit for our North American segment increased to $204.2 million (16.2% of sales) for the three months ended March 31, 2012 from $129.2 million (13.9% of sales) for the three months ended March 31, 2011. The increase of $75.0 million was due primarily to an increase in the volume of products sold year over year. The rig count increased 12% for that same period.

International Segment—Gross profit for our International segment increased to $32.4 million (26.6% of sales) for the three months ended March 31, 2012 from $17.8 million (30.0% of sales) for the three months ended March 31, 2011, an improvement of $14.6 million. The increase in gross profit was largely attributable to the acquisitions of MRC SPF and MRC PSA, while the remainder of the increase is due to organic growth in sales for the international segment, particularly in Europe and Asia. The decrease in the gross profit percentage reflects the change in the mix of products resulting from the acquisitions of MRC SPF and MRC PSA.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $8.2 million and $6.2 million for the three months ended March 31, 2012 and 2011.

Adjusted Gross Profit. Adjusted Gross Profit increased to $259.9 million (18.8% of sales) for the three months ended March 31, 2012 from $173.5 million (17.5% of sales) for the three months ended March 31, 2011, an improvement of $86.4 million. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions in which they have been involved. Similarly, gross profit results vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Three Months Ended March 31,
	2012	Percentage of Revenue	2011	Percentage of Revenue
Gross profit, as reported	$236.6	17.1%	$147.0	14.8%
Depreciation and amortization	4.1	0.3%	4.0	0.4%
Amortization of intangibles	12.3	0.9%	12.4	1.3%
Increase in LIFO reserve	6.9	0.5%	10.1	1.0%

Adjusted Gross Profit	$259.9	18.8%	$173.5	17.5%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $146.4 million (10.6% of sales) for the three months ended March 31, 2012 as compared to $117.4 million (11.8% of sales) for the three months ended March 31, 2011.

North American Segment—Our North American SG&A increased to $119.4 million for the three months ended March 31, 2012 from $101.3 million for the three months ended March 31, 2011. The $18.1 million increase was primarily due to additional personnel costs such as overtime and incentives and other costs directly related to the increase in business activity.

International Segment—Our International segment’s SG&A increased to $27.0 million for the three months ended March 31, 2012 from $16.1 million for the three months ended March 31, 2011. The $10.9 million increase is primarily related to the March 2012 and mid-2011acquisitions of MRC PSA and MRC SPF, respectively, while the remainder of the increase is due to the increase in business activity.

Operating Income. Operating income was $90.2 million for the three months ended March 31, 2012, as compared to operating income of $29.6 million for the three months ended March 31, 2011, an improvement of $60.6 million.

North American Segment— Operating income for our North American segment increased to $84.8 million for the three months ended March 31, 2012 from $27.9 million for the three months ended March 31, 2011. The improvement of $56.9 million was driven by an increase in gross profit of $75.0 million offset by a $18.1 million increase in selling, general and administrative expenses.

International Segment- Operating income for our International segment increased to $5.4 million for the three months ended March 31, 2012 from $1.7 million for the three month ended March 31, 2011. The improvement of $3.7 million was driven by an increase in gross profit of $14.6 million offset by a $10.9 million increase in selling, general and administrative expenses.

Interest Expense. Our interest expense was $33.7 million for the three months ended March 31, 2012 as compared to $33.5 million for the three months ended March 31, 2011.

Other Income (Expense). We use derivative instruments to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $2.1 million and $1.9 million during the three months ended March 31, 2012 and March 31, 2011, respectively. In March 2012, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $1.7 million in debt issuance costs.

Income Tax (Expense) Benefit. Our income tax expense was $21.1 million for the three months ended March 31, 2012, as compared to an income tax benefit of $0.7 million for the three months ended March 31, 2011. Our effective tax rates were 36.0% and 38.0% for the three months ended March 31, 2012 and 2011, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income (Loss). Our net income was $37.5 million for the three months ended March 31, 2012 as compared to a $1.1 million net loss for the three months ended March 31, 2011, an improvement of $38.6 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $115.2 million for the three months ended March 31, 2012, as compared to $60.0 million for the three months ended March 31, 2011. This Adjusted EBITDA increase of $55.2 million over that period was primarily due to the increase in gross profit and other factors noted above.

Adjusted EBITDA is an important measure under our Global ABL credit facility. In addition, we believe it provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA. The calculation of Adjusted EBITDA is consistent with the computation of Consolidated Cash flow, as defined in the indenture governing the Notes, except for the change in the LIFO reserve, which would not be an adjustment in determining Consolidated Cash Flow.

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$37.5	$(1.1)
Income tax expense (benefit)	21.1	(0.7)
Interest expense	33.7	33.5
Write off of debt issuance costs	1.7	—
Depreciation and amortization	4.1	4.0
Amortization of intangibles	12.3	12.4
Increase in LIFO reserve	6.9	10.1
Change in fair value of derivative instruments	(2.1)	(1.9)
Equity-based compensation expense	1.8	1.5
Legal and consulting expenses	(1.2)	1.2
Other non-cash expenses	(0.6)	1.0

Adjusted EBITDA	$115.2	$60.0

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facilities. At March 31, 2012, our total liquidity including cash on hand was $496 million. On a pro forma basis, taking into consideration the proceeds from our initial public offering, liquidity would have been $830 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $58.8 million and $46.1 million, respectively. As of March 31, 2012 and December 31, 2011, $53.2 million and $41.0 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans that require the repatriation of such amounts.

In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) which replaced our then existing asset-based lending credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $1.025 billion in the United States, $145 million in Canada, $12 million in the United Kingdom, $52 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our wholly owned material U.S. subsidiaries guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our foreign borrower subsidiaries are primarily secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable, inventory and related assets of the foreign subsidiary and the wholly owned material U.S. subsidiaries and

•

a first-priority pledge by the foreign borrower subsidiary of the equity interests of its direct wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments held by the foreign borrower subsidiary.

No property of our foreign subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures our 9.5% senior secured notes.

Each of our foreign borrower subsidiaries has a separate stand alone borrowing base that limits the foreign subsidiary’s ability to borrow under its respective tranche, provided that the foreign subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

Our ability to borrow in each jurisdiction, other than Belgium, under the facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base in Belgium equal to:

•	for Belgian inventory subject to a pledge under Belgian law, 50% of the lesser of 70% of the net book value and 85% of the appraised net orderly liquidation value of eligible inventory; and

•	for Belgian inventory subject to a possessory pledge under Belgian law, 70% of the net book value and 85% of the appraised net orderly liquidation value of eligible inventory.

The facility initially bears interest at LIBOR plus a margin of 1.75%; from and after September 1, 2012 the margin will vary between 1.50% and 2.00% based on our fixed charge coverage ratio.

We also have $1.05 billion of 9.50% senior secured notes due December 15, 2016 (the “notes”) outstanding.

In April 2012, we completed our initial public offering which generated net proceeds of approximately $333.9 million. The proceeds were used to pay down borrowings against our Global ABL Facility.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in the indenture governing our senior secured notes and various credit facilities as of and during the three months ended March 31, 2012 and we expect to be in compliance for the next twelve months.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash (used in) provided by:
Operating activities	$18.3	$5.8
Investing activities	(79.9)	11.9
Financing activities	75.6	(30.8)

Net increase (decrease) in cash and cash equivalents	$14.0	$(13.1)

Operating Activities

Net cash provided by operating activities was $18.3 million during the three months ended March 31, 2012 compared to net cash provided by operating activities of $5.8 million during the three months ended March 31, 2011. The increase in net cash provided by operations was primarily the result of an increase in net income offset by working capital requirements necessary to meet the demands of increased business activity levels.

Investing Activities

Net cash used in investing activities was $79.9 million for the three months ended March 31, 2012, compared $11.9 million provided by for the three months ended March 31, 2011. The $91.8 million increase in cash used in investing activities is primarily due to the acquisition of MRC PSA which required $72.8 million of cash during the quarter. Although not finalized, the MRC PSA purchase price is subject to a working capital adjustment under which we currently expect to make a payment of approximately $16.1 million during the second quarter of 2012. Our capital expenditures were $4.5 million for the three months ended March 31, 2012 and $2.0 million for the three months ended March 31, 2011. Excluding acquisitions, we expect capital expenditures in 2012 to be $20 million to $22 million. This level of capital expenditures is typical for our business.

Financing Activities

Net cash provided by financing activities was $75.6 million for the three months ended March 31, 2012, compared to net cash used in financing activities of $30.8 million used for the three months ended March 31, 2011. These activities generally reflect advances and payments on our revolving credit facilities. During the three months ended March 31, 2012, we advanced $114.1 million under such facilities primarily to fund the acquisition of MRC PSA as well as the $31.5 million repayment of the MRC Transmark term loan facility. By contrast, for the same period in 2011 we repaid $30.8 million under these facilities.

New Accounting Standards

There have been no developments with respect to recently issued accounting standards, the expected adoption of which would materially impact our consolidated financial statements, aside from those disclosed in our consolidated financial statements and notes thereto for the year ended December 31, 2011, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

The preparation of financial statement, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, , see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2012, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 8 – Commitments and Contingencies to our unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in Part I, Item 1a of our most recently posted Annual Report on Form 10-K under “Risk Factors”. There has been no material change in those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-35479) filed with the SEC on April 17, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-35479) filed with the SEC on April 17, 2012).

10.1	Amended and Restated Loan, Security and Guarantee Agreement, dated as of March 27, 2012, among McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway–Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Transmark Pty Ltd and MRC SPF Pty Ltd., as Australian Borrowers, MRC Transmark NV, as a Belgian Borrower, Midfield Supply ULC, as a Canadian Borrower, MRC Transmark B.V. and MRC Transmark International B.V., as Dutch Borrowers, MRC Transmark Holdings UK Limited, MRC Transmark Limited, MRC Transmark (Dragon) Limited and MRC SPF Scanfit Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Barclays Bank PLC and Wells Fargo Capital Finance LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-178980), filed with the SEC on March 28, 2012).

10.2	Registration Rights Agreement between MRC Global Inc. and PVF Holding LLC, dated as of April 11, 2012.

10.2.1	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc, PVF Holdings LLC and the other parties thereto.

10.3	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Directors (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-178980), filed with the SEC on March 6, 2012).

10.3.1	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Executive Officers (incorporated by reference to Exhibit 10.4.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-178980), filed with the SEC on March 6, 2012).

10.4	Governance Agreement, by and between MRC Global Inc. and PVF Holdings LLC, dated as of April 11, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date: May 7, 2012