Form 10-Q
period 2012-06-30
MRC GLOBAL INC.
filed 2012-08-08
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”. There were 101,489,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 3, 2012.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$39,995	$46,127
Accounts receivable, net	879,277	791,280
Inventories, net	1,070,837	899,064
Other current assets	17,532	11,437

Total current assets	2,007,641	1,747,908

Other assets	40,709	39,212

Property, plant and equipment, net	117,942	107,430

Intangible assets:
Goodwill, net	576,822	561,270
Other intangible assets, net	754,038	771,867

	1,330,860	1,333,137

	$3,497,152	$3,227,687

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$547,083	$479,584
Accrued expenses and other current liabilities	100,298	108,973
Income taxes payable	7,091	11,950
Deferred revenue	4,288	4,450
Deferred income taxes	65,787	68,210

Total current liabilities	724,547	673,167

Long-term obligations:
Long-term debt, net	1,355,122	1,526,740
Deferred income taxes	282,321	288,985
Other liabilities	17,204	17,933

	1,654,647	1,833,658

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; June 2012 – 500,000 shares authorized, 101,489 issued and outstanding, December 2011 – 400,000 shares authorized, 84,427 issued and outstanding	1,015	844
Preferred stock, $0.01 par value per share; June 2012 – 100,000 shares authorized, no shares issued and outstanding, December 2011 – 150,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,620,271	1,282,949
Retained (deficit)	(467,932)	(536,791)
Accumulated other comprehensive loss	(35,396)	(26,140)

	1,117,958	720,862

	$3,497,152	$3,227,687

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$1,430,379	$1,168,039	$2,813,011	$2,159,852
Cost of sales	1,188,699	995,341	2,334,770	1,840,188

Gross profit	241,680	172,698	478,241	319,664

Selling, general and administrative expenses	151,189	124,052	297,573	241,409

Operating income	90,491	48,646	180,668	78,255

Other income (expense):
Interest expense	(30,727)	(34,524)	(64,444)	(68,024)
Loss on early extinguishment of debt	(11,424)	—	(11,424)	—
Write off of debt issuance costs	—	(9,450)	(1,685)	(9,450)
Change in fair value of derivative instruments	(1,200)	1,624	925	3,492
Other, net	575	857	2,322	1,062

	(42,776)	(41,493)	(74,306)	(72,920)

Income before income taxes	47,715	7,153	106,362	5,335
Income tax expense	16,390	2,475	37,503	1,785

Net income	$31,325	$4,678	$68,859	$3,550

Basic earnings per common share	$0.32	$0.06	$0.75	$0.04
Diluted earnings per common share	$0.32	$0.06	$0.75	$0.04
Weighted-average common shares, basic	98,303	84,418	91,370	84,416
Weighted-average common shares, diluted	98,726	84,605	91,743	84,602

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$31,325	$4,678	$68,859	$3,550
Other comprehensive (loss) income	(14,040)	2,763	(9,256)	13,230

Comprehensive income	$17,285	$7,441	$59,603	$16,780

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities
Net income	$68,859	$3,550
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	8,550	8,165
Amortization of intangibles	24,756	25,068
Equity-based compensation expense	3,658	2,442
Deferred income tax benefit	(9,523)	(5,325)
Amortization of debt issuance costs	4,805	5,373
Write off of debt issuance costs	1,685	9,450
Loss on early extinguishment of debt	11,424	—
Increase in LIFO reserve	18,500	27,700
Change in fair value of derivative instruments	(925)	(3,492)
Provision for uncollectible accounts	2,544	315
Other non-cash items	1,573	1,148
Changes in operating assets and liabilities:
Accounts receivable	(63,523)	(79,305)
Inventories	(138,161)	(73,137)
Income taxes payable	(4,887)	2,834
Other current assets	(6,208)	(1,511)
Accounts payable	40,784	39,654
Deferred revenue	(161)	(13,101)
Accrued expenses and other current liabilities	(10,364)	(7,184)

Net cash used in operations	(46,614)	(57,356)

Investing activities
Purchases of property, plant and equipment	(14,857)	(5,318)
Proceeds from the disposition of property, plant and equipment	1,910	612
Acquisitions, net of cash acquired of $0 and $1,900 for 2012 and 2011, respectively	(89,893)	(35,305)
Proceeds from the sale of assets held for sale	—	10,594
Other investment and notes receivable transactions	(2,988)	961

Net cash used in investing activities	(105,828)	(28,456)

Financing activities
Proceeds from the sale of common stock	333,422	—
Net proceeds (payments) from/on revolving credit facilities	(40,532)	77,676
Purchase of senior secured notes	(110,442)	—
Payments on long-term obligations	(31,456)	—
Debt issuance costs paid	(7,722)	(9,131)
Proceeds from exercise of stock options	20	3
Tax benefit of stock options	422	—

Net cash provided by financing activities	143,712	68,548
Decrease in cash	(8,730)	(17,264)
Effect of foreign exchange rate on cash	2,598	499
Cash – beginning of period	46,127	56,202

Cash – end of period	$39,995	$39,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,959	$62,119
Cash paid for income taxes	$51,408	$2,908

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. We are a majority owned subsidiary of PVF Holdings LLC. Our wholly owned subsidiaries, McJunkin Red Man Corporation and its subsidiaries, are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2012. We have derived our condensed consolidated balance sheet as of December 31, 2011 from the audited financial statements for the year ended December 31, 2011. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011.

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

NOTE 2 – TRANSACTIONS

Acquisitions

In March 2012, we acquired the operations and assets of OneSteel Piping Systems, now known as MRC Piping Systems Australia (“MRC PSA”). MRC PSA is a leading PVF distributor supplying the oil and gas, mining and mineral processing industries in Australia. The purchase price for this acquisition was $87.9 million, including a payment of $15.1 million in May 2012 related to the working capital level of MRC PSA at closing. Because we recently consummated the acquisition, we have not yet completed the determination of the fair values of certain tangible and intangible assets acquired or liabilities assumed. The impact of this acquisition is not material to our financial statements.

In June 2012, we acquired the operations and assets of Chaparral Supply of Cherokee, Oklahoma. Chaparral Supply provides us support in the rapidly growing Mississippian Lime formation in Oklahoma and Kansas. The impact of this acquisition is not material to our financial statements.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	June 30, 2012	December 31, 2011
Finished goods inventory at average cost:
Energy carbon steel tubular products(1)	$534,832	$488,938
Valves, fittings, flanges and all other products	748,040	601,706

	1,282,872	1,090,644
Less: Excess of average cost over LIFO cost (LIFO reserve)	(193,622)	(175,122)
Less: Other inventory reserves	(18,413)	(16,458)

	$1,070,837	$899,064

(1)	Oil country tubular goods (OCTG) was $158.9 and $161.9 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 4 – LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	June 30, 2012	December 31, 2011
9.50% senior secured notes due 2016, net of discount of $14,903 and $18,358	$933,097	$1,031,642
Global ABL Facility	412,210	—
ABL Credit Facility	—	456,411
MRC Transmark term loan facility	—	30,824
MRC Transmark factoring facility	9,475	7,189
Other	340	674

	1,355,122	1,526,740
Less current portion	—	—

	$1,355,122	$1,526,740

In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”), which replaced our then existing asset-based revolving credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $1.025 billion in the United States, $145 million in Canada, $12 million in the United Kingdom, $52 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our wholly owned material U.S. subsidiaries guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our foreign borrower subsidiaries are primarily secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable, inventory and related assets of the foreign subsidiary and our wholly owned material U.S. subsidiaries; and

•

a first-priority pledge by the foreign borrower subsidiary of the equity interests of its direct wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments held by the foreign borrower subsidiary.

No property of our foreign subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures our 9.50% senior secured notes.

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

Our ability to borrow in each jurisdiction, other than Belgium, under the facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base determined under Belgian law.

The facility initially bears interest at LIBOR plus a margin of 1.75%; from and after Sepember 1, 2012 the margin will vary between 1.50% and 2.00% based on our fixed charge coverge ratio.

Senior Secured Notes Purchase: In June 2012, we purchased in the open market $102 million in principal amount of the Company’s 9.50% senior secured notes due 2016 for $110.4 million. The purchases were funded with borrowings under the Company’s Global ABL Facility, and the weighted average price of these purchases was $108.28 per $100 of principal amount. We incurred a pre-tax loss on the purchase of the senior secured notes of $11.4 million related to the purchase premium, the write off of unamortized deferred financing costs and the write off of original issue discount.

Interest Rate Swaps and Forward Foreign Exchange Contracts: We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. All of the interest rate swaps have expired as of June 30, 2012.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$1,228	$—	$144
Interest rate contracts(1)	—	—	—	2,010

(1)	Included in “Accrued expenses and other current liabilities” in our consolidated balance sheets. The total notional amount of our interest rate swaps was $0 million and approximately $519 million at June 30, 2012 and December 31, 2011, respectively. The total notional amount of our forward foreign exchange contracts was approximately $70 million and $39 million at June 30, 2012 and December 31, 2011, respectively.

The table below provides data about the amount of net gains (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$86	$1,424	$2,009	$3,015
Foreign exchange forward contracts	(1,286)	200	(1,084)	477

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

In April 2012, we completed the initial public offering of 22,727,273 shares of common stock at a public offering price of $21.00 per share. In connection with the offering, MRC Global Inc. sold 17,045,455 shares resulting in aggregate net proceeds to us of approximately $333.4 million after underwriting discounts and offering expenses. A selling stockholder sold the remaining 5,681,818 shares. The $333.4 million of proceeds were used to repay amounts outstanding under the Global ABL Facility.

Stock Options and Restricted Stock

Our 2007 Stock Option Plan permitted the grant of stock options to our employees, directors and consultants for up to 3.8 million shares of new common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occured over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

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

Under the 2007 Stock Option Plan, 381,698 stock options with exercise prices ranging from $22.10 to $24.96 were modified in May 2012. The exercise price of these options was changed to $21.05. Because none of these shares were vested, the impact of the modification will be to increase stock based compensation expense over the remaining vesting period of the modified options. In January 2012, 14,451 shares of restricted stock vested. In February 2012, 15,561 shares of restricted stock were granted to two members of our Board of Directors. During the first six months of 2012, 2,436 stock options were exercised and no stock options were granted under this plan.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011

Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. In May 2012, 930,633 stock options were granted under this plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Currency translation adjustments	$(34,878)	$(25,622)
Pension related adjustments	(518)	(518)

Accumulated other comprehensive loss	$(35,396)	$(26,140)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$31,325	$4,678	$68,859	$3,550

Average basic shares outstanding	98,303	84,418	91,370	84,416
Effect of dilutive securities	423	187	373	186

Average diluted shares outstanding	98,726	84,605	91,743	84,602

Net income per share:
Basic	$0.32	$0.06	$0.75	$0.04
Diluted	$0.32	$0.06	$0.75	$0.04

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the three and six months ended June 30, 2012 and 2011, our anti-dilutive stock options approximated 2.2 million and 1.5 million, respectively. There was no anti-dilutive restricted stock for the three and six months ended June 30, 2012 and 2011.

NOTE 6 – SEGMENT INFORMATION

We operate as two business segments, North America and International. Our North American segment consists of our operations in the United States and Canada. Our International segment consists of our operations outside of North America, principally Europe, Asia and Australasia. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors.

The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales
North America	$1,279.1	$1,093.0	$2,540.0	$2,025.5
International	151.3	75.0	273.0	134.4

Consolidated revenues	$1,430.4	$1,168.0	$2,813.0	$2,159.9

Depreciation and amortization
North America	$3.3	$3.6	$6.4	$7.1
International	1.2	0.6	2.2	1.1

Total depreciation and amortization expense	$4.5	$4.2	$8.6	$8.2

Amortization of intangibles
North America	$10.7	$11.3	$21.3	$22.3
International	1.8	1.4	3.5	2.8

Total amortization of intangibles expense	$12.5	$12.7	$24.8	$25.1

Operating income
North America	$83.6	$44.6	$168.4	$72.6
International	6.9	4.0	12.3	5.7

Total operating income	90.5	48.6	180.7	78.3
Interest expense	(30.7)	(34.5)	(64.4)	(68.0)
Other expense, net	(12.1)	(6.9)	(9.9)	(4.9)

Income before income taxes	$47.7	$7.2	$106.4	$5.4

	June 30, 2012	December 31, 2011
Total assets
North America	$3,109.7	$2,923.3
International	387.4	304.4

Total assets	$3,497.1	$3,227.7

Our net sales by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
Type	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Energy carbon steel tubular products:
Line pipe	$294,353	$256,059	$584,705	$430,552
Oil country tubular goods	193,367	203,251	414,589	361,084

	$487,720	$459,310	$999,294	$791,636

Valves, fittings, flanges and other products:
Valves, specialty products, and automation	$368,091	$282,003	$699,923	$544,116
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	299,990	199,612	576,515	388,955
Other	274,578	227,114	537,279	435,145

	$942,659	$708,729	$1,813,717	$1,368,216

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

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	$1,228	$—	$1,228	$—

December 31, 2011
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	$144	$—	$144	$—
Interest rate swap agreements	2,010	—	2,010	—

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The fair value of our debt was $1.431 billion and $1.542 billion at June 30, 2012 and December 31, 2011, respectively. We estimated the fair value of the senior secured notes using quoted market prices as of June 30, 2012 and December 31, 2011. The carrying values of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of June 30, 2012, we are a defendant in lawsuits involving approximately 1,036 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through June 30, 2012, lawsuits involving 11,913 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2011, approximately $1.8 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries.

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

NOTE 9 – GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

In December 2009 and February 2010, McJunkin Red Man Corporation (presented as Issuer in the following tables), a wholly owned subsidiary of MRC Global Inc. (presented as Parent in the following tables), issued senior secured notes due December 15, 2016. The senior secured notes are fully and unconditionally, and jointly and severally, guaranteed on a senior basis by MRC Global Inc. and substantially all existing and future 100%-owned domestic restricted subsidiaries of McJunkin Red Man Corporation (collectively, the “Guarantors”). All other subsidiaries of McJunkin Red Man Corporation, whether direct or indirect, do not guarantee the senior secured notes (the “Non-Guarantors”).

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

Condensed Consolidated Balance Sheets

(in millions)

	June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$—	$9.3	$—	$30.7	$—	$40.0
Accounts receivable, net	0.7	633.7	—	244.9	—	879.3
Inventory, net	—	758.2	—	312.6	—	1,070.8
Income taxes receivable	0.2	13.5	—	—	(13.7)	—
Other current assets	0.1	4.3	1.9	11.2	—	17.5

Total current assets	1.0	1,419.0	1.9	599.4	(13.7)	2,007.6

Investment in subsidiaries	782.0	780.0	—	—	(1,562.0)	—
Intercompany receivable	341.0	307.7	637.4	—	(1,286.1)	—
Other assets	—	34.7	0.1	5.9	—	40.7
Property, plant and equipment, net	—	44.3	24.4	49.3	—	118.0
Goodwill	—	512.0	—	64.8	—	576.8
Other intangible assets, net	—	687.2	—	66.8	—	754.0

	$1,124.0	$3,784.9	$663.8	$786.2	$(2,861.8)	$3,497.1

Trade accounts payable	$0.1	$385.3	$2.6	$159.0	$—	$547.0
Accrued expenses	0.1	56.3	9.5	34.4	—	100.3
Income taxes payable	—	—	19.2	1.6	(13.7)	7.1
Deferred revenue	—	2.8	—	1.5	—	4.3
Deferred income taxes	—	68.6	(0.6)	(2.2)	—	65.8

Total current liabilities	0.2	513.0	30.7	194.3	(13.7)	724.5

Long-term debt, net	—	1,285.5	—	69.6	—	1,355.1
Intercompany payable	—	930.1	—	356.0	(1,286.1)	—
Deferred income taxes	5.7	263.5	0.8	12.3	—	282.3
Other liabilities	0.1	10.8	0.1	6.2	—	17.2
Stockholders’ equity	1,118.0	782.0	632.2	147.8	(1,562.0)	1,118.0

	$1,124.0	$3,784.9	$663.8	$786.2	$(2,861.8)	$3,497.1

	December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$0.1	$4.8	$0.2	$41.0	$—	$46.1
Accounts receivable, net	0.7	585.9	—	204.7	—	791.3
Inventory, net	—	682.1	—	217.0	—	899.1
Income taxes receivable	0.8	28.5	—	—	(29.3)	—
Other current assets	—	2.2	2.1	7.1	—	11.4

Total current assets	1.6	1,303.5	2.3	469.8	(29.3)	1,747.9

Investment in subsidiaries	718.0	607.1	—	—	(1,325.1)	—
Intercompany receivable	7.3	258.3	561.3	—	(826.9)	—
Other assets	—	31.8	0.1	7.3	—	39.2
Property, plant and equipment, net	—	45.2	19.6	42.6	—	107.4
Goodwill	—	512.0	—	49.3	—	561.3
Other intangible assets, net	—	707.2	—	64.7	—	771.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Trade accounts payable	$—	$328.1	$2.5	$149.0	$—	$479.6
Accrued expenses	0.2	63.1	12.4	33.3	—	109.0
Income taxes payable	—	—	37.1	4.2	(29.3)	12.0
Deferred revenue	—	3.7	—	0.7	—	4.4
Deferred income taxes	—	71.0	(0.6)	(2.2)	—	68.2

Total current liabilities	0.2	465.9	51.4	185.0	(29.3)	673.2

Long-term debt, net	—	1,469.8	—	56.9	—	1,526.7
Intercompany payable	—	530.2	—	296.7	(826.9)	—
Deferred taxes	5.7	269.7	1.0	12.6	—	289.0
Other liabilities	0.1	11.5	0.2	6.1	—	17.9
Stockholders’ equity	720.9	718.0	530.7	76.4	(1,325.1)	720.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$1,119.6	$—	$310.8	$—	$1,430.4
Cost of sales	—	945.5	1.1	242.1	—	1,188.7

Gross profit	—	174.1	(1.1)	68.7	—	241.7

Operating expenses	0.2	69.1	26.2	55.7	—	151.2

Operating (loss) income	(0.2)	105.0	(27.3)	13.0	—	90.5

Other (expense) income	—	(140.6)	106.5	(8.7)	—	(42.8)

(Loss) income before taxes	(0.2)	(35.6)	79.2	4.3	—	47.7
Equity in earnings of subsidiary	31.4	54.6	—	—	(86.0)	—
Income tax (benefit)	(0.1)	(12.4)	27.4	1.5	—	16.4

Net income (loss)	$31.3	$31.4	$51.8	$2.8	$(86.0)	$31.3

	Three Months Ended June 30, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$943.9	$—	$224.1	$—	$1,168.0
Cost of sales	—	817.0	1.0	177.3	—	995.3

Gross profit	—	126.9	(1.0)	46.8	—	172.7

Operating expenses	0.3	66.2	18.8	38.8	—	124.1

Operating (loss) income	(0.3)	60.7	(19.8)	8.0	—	48.6

Other (expense) income	—	(69.5)	35.7	(7.6)	—	(41.4)

(Loss) income before taxes	(0.3)	(8.8)	15.9	0.4	—	7.2
Equity in earnings of subsidiary	4.9	8.9	—	—	(13.8)	—
Income tax (benefit)	(0.1)	(4.8)	5.9	1.5	—	2.5

Net (loss) income	$4.7	$4.9	$10.0	$(1.1)	$(13.8)	$4.7

	Six Months Ended June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$2,172.3	$—	$640.7	$—	$2,813.0
Cost of sales	—	1,829.0	2.1	503.7	—	2,334.8

Gross profit	—	343.3	(2.1)	137.0	—	478.2

Operating expenses	0.5	138.7	52.1	106.2	—	297.5

Operating (loss) income	(0.5)	204.6	(54.2)	30.8	—	180.7

Other (expense) income	—	(268.6)	210.9	(16.6)	—	(74.3)

(Loss) income before taxes	(0.5)	(64.0)	156.7	14.2	—	106.4
Equity in earnings of subsidiary	69.2	110.6	—	—	(179.8)	—
Income tax (benefit)	(0.2)	(22.6)	55.3	5.0	—	37.5

Net income (loss)	$68.9	$69.2	$101.4	$9.2	$(179.8)	$68.9

	Six Months Ended June 30, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$1,715.4	$—	$444.5	$—	$2,159.9
Cost of sales	—	1,484.1	1.9	354.2	—	1,840.2

Gross profit	—	231.3	(1.9)	90.3	—	319.7

Operating expenses	0.5	127.4	39.3	74.2	—	241.4

Operating (loss) income	(0.5)	103.9	(41.2)	16.1	—	78.3

Other (expense) income	—	(163.6)	104.6	(13.9)	—	(72.9)

(Loss) income before taxes	(0.5)	(59.7)	63.4	2.2	—	5.4
Equity in earnings of subsidiary	3.9	38.9	—	—	(42.8)	—
Income tax (benefit)	(0.2)	(24.7)	23.5	3.2	—	1.8

Net (loss) income	$3.6	$3.9	$39.9	$(1.0)	$(42.8)	$3.6

Condensed Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$31.3	$31.4	$51.8	$2.8	$(86.0)	$31.3
Other comprehensive income	(14.0)	(14.0)	—	(9.2)	23.2	(14.0)

Comprehensive income	$17.3	$17.4	$51.8	$(6.4)	$(62.8)	$17.3

	Three Months Ended June 30, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$4.7	$4.9	$10.0	$(1.1)	$(13.8)	$4.7
Other comprehensive income	2.7	2.7	—	3.2	(5.9)	2.7

Comprehensive income	$7.4	$7.6	$10.0	$2.1	$(19.7)	$7.4

	Six Months Ended June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$68.9	$69.2	$101.4	$9.2	$(179.8)	$68.9
Other comprehensive income	(9.3)	(9.3)	—	(10.4)	19.7	(9.3)

Comprehensive income	$59.6	$59.9	$101.4	$(1.2)	$(160.1)	$59.6

	Six Months Ended June 30, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net income	$3.5	$3.8	$39.9	$(1.0)	$(42.7)	$3.5
Other comprehensive income	13.2	13.2	—	7.0	(20.2)	13.2

Comprehensive income	$16.7	$17.0	$39.9	$6.0	$(62.9)	$16.7

Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30, 2012
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$—	$(78.0)	$6.6	$24.8	$—	$(46.6)
Investing activities	(0.1)	(50.7)	(6.8)	(93.7)	45.5	(105.8)
Financing activities	—	130.3	—	58.9	(45.5)	143.7

Increase (decrease) in cash	(0.1)	1.6	(0.2)	(10.0)	—	(8.7)

Effect of exchange rate on cash	—	2.9	—	(0.3)	—	2.6

Cash – beginning of period	0.1	4.8	0.2	41.0	—	46.1

Cash – end of period	$—	$9.3	$—	$30.7	$—	$40.0

	Six Months Ended June 30, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.9)	$(31.7)	$4.6	$(29.3)	$—	$(57.3)
Investing activities	(0.1)	10.9	(4.6)	(34.7)	—	(28.5)
Financing activities	—	22.1	—	46.4	—	68.5

Increase (decrease) in cash	(1.0)	1.3	—	(17.6)	—	(17.3)

Effect of exchange rate on cash	—	(1.1)	—	1.6	—	0.5

Cash – beginning of period	1.1	4.4	—	50.7	—	56.2

Cash – end of period	$0.1	$4.6	$—	$34.7	$—	$39.4

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;

•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers, which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ credit worthiness/profiles;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related to adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•	adverse changes in political or economic conditions in the countries in which we operate;

•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly reporting company;

•	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•	the operation of our Company as a “controlled company”; and

•	the limited usefulness of our historic financial statements.

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 410 service locations. Our North American segment includes over 180 branch locations, six distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 150 third party pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes 40 branch locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, Singapore and Australia and 14 automation service centers in Europe and Australasia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 12,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (E&P) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

•

Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including E&P spending, additions and maintenance to pipeline mileage, refinery utilization and petrochemical and other industrial processing activity.

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

Recent Trends and Outlook

During the first six months of 2012, the average price of approximately $98.10 per barrel of oil for West Texas Intermediate (“WTI”) was flat compared to the first six months of 2011, although prices have declined below $90 per barrel more recently. Natural gas prices declined to an average price of $2.36/Mcf (Henry Hub) for the first six months of 2012 from an average of $4.08/Mcf for the first six months of 2011. At June 30, 2012, the natural gas price was $2.74/Mcf (Henry Hub). Behind the sustained strength of oil prices, North American drilling activity increased 9% in the first six months of 2012 as compared to the same period of 2011. We continue to see a shift in rig utilization from natural gas to oil, with average oil drilling representing over 67% of the total North American rig count during the first six months of 2012 compared to 52% for the same time period in 2011.

Activity levels in the upstream sector remain strong. In the U.S., the average total rig count was up 12% in the first six months of 2012 as compared to the first six months of 2011. Continued development within the Eagle Ford and Bakken shale regions and the Permian Basin primarily drove this increase in rig count. In Canada, the average total rig count for the first six months of 2012 declined slightly as compared to the same period in 2011 primarily due to the decline in natural gas drilling. However, maintenance, repair and operations (“MRO”) activity, particularly in the heavy oil and tar sands regions has remained strong, mitigating the downturn experienced in shallow natural gas drilling elsewhere in Canada.

Within the midstream sector, which includes gathering, transmission pipelines and natural gas utilities, new wells coming on line and the continued need for infrastructure within the shale basins continues to drive growth in gathering and transmission. As a result of the shift in E&P activity from natural gas to oil, we have experienced a shifting in activity from the primarily natural gas regions of the Barnett, Haynesville, Woodford and Fayetteville shales to the Bakken, Eagle Ford and Niobrara shales and the Permian Basin, which are heavier producing regions for oil and natural gas liquids. At the same time, increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure has had a similar positive impact on the gas utilities portion of our midstream business.

Our downstream and other industrials sector performance continues to improve. Within refining, market participants are experiencing high utilization rates with corresponding need for MRO turnarounds, but are still cautious with respect to major capital spending because of international refining capacity additions and domestic demand levels. However, we believe there will continue to be increased turnaround activity by our major customers in the U.S. refining sector in 2012 and 2013 outside of the high-production, low down-time summer driving season. The chemical portion of our downstream sector continues to experience strong levels of operational activity, driven at least in part by reduced pricing for one of the chemical industry’s key feedstocks, natural gas and natural gas liquids.

Internationally, we continue to see some improvement in prospects, although in Europe the outlook will be partly driven by Eurozone sentiment that will impact market confidence. Our Australasian business benefitted from the March 2012 acquisition of MRC PSA, and early indications of business activity post acquisition are encouraging. Refining customers remain cautious, particularly with the shift in production from Europe to Asia.

In May 2012, we were awarded a five year global Enterprise Framework Agreement with Shell for the distribution of valves and automation services for their upstream, midstream and downstream project and MRO requirements in North America, Europe, Australia, the Middle East and Africa. The agreement also covers carbon steel, stainless and alloy pipe, fittings and flanges in the United States as well as stainless steel and alloy pipe, fittings and flanges in Canada.

As part of our strategy to focus on our higher margin product lines, we continue to rebalance our OCTG business. We expect to accomplish this by continuing to reduce our OCTG inventory, which was $158.9 million on June 30, 2012. Historically, this product line had contributed up to 25% of our revenue and was 17% of our revenue in 2011. We are currently anticipating that OCTG will constitute approximately 10% of our revenue and inventory going forward in 2013.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that we will earn a profit on the backlog of orders. Our backlog at June 30, 2012 was $857 million, including $695 million in our North American segment and $162 million in our International segment. A majority of the $91 million decline in our backlog from March 31, 2012 relates to OCTG. This reduction is consistent with our strategy to rebalance the OCTG portion of our business.

During the second quarter of 2012, the Company’s competitive landscape was altered as National Oilwell Varco Inc. acquired the Wilson distribution business from Schlumberger Limited and announced an agreement to acquire a related Canadian distribution business, CE Franklin Ltd., which subsequently closed in July 2012. The combination of these businesses has created a larger, number two distribution business in the energy industry.

The following table shows key industry indicators for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Average Rig Count(1):
United States	1,970	1,826	1,981	1,773
Canada	177	188	374	385

Total North America	2,147	2,014	2,355	2,158
International	1,229	1,146	1,209	1,156

Total Worldwide	3,376	3,160	3,564	3,314

Average Oil Rig Count(1):
United States	1,373	948	1,313	880
Canada	122	110	264	248

Total North America	1,495	1,058	1,577	1,128

Average Natural Gas Rig Count(1):
United States	593	880	663	890
Canada	54	76	111	130

Total North America	647	956	774	1,020

Average Commodity Prices(2):
WTI crude oil (per barrel)	$93.29	$102.02	$98.10	$97.89
Brent crude oil (per barrel)	$108.04	$117.01	$113.42	$111.16
Natural gas ($/Mcf)	$2.29	$4.10	$2.36	$4.08
Average Monthly Well Permits(3)	6,228	6,044	6,095	5,531
3:2:1 Crack Spread (4)	$29.67	$27.09	$28.26	$23.57
PMI Index (As of June 30 for each period) (5)	49.7	55.8	49.7	55.8

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

The breakdown of our sales by sector for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended
	June 30, 2012		June 30, 2011
Upstream	$656.9	46%	$539.6	46%
Midstream	396.9	28%	321.8	28%
Downstream and other industrials	376.6	26%	306.6	26%

	$1,430.4	100%	$1,168.0	100%

	Six Months Ended
	June 30, 2012		June 30, 2011
Upstream	$1,306.7	46%	$1,005.8	47%
Midstream	756.4	27%	549.9	25%
Downstream and other industrials	749.9	27%	604.2	28%

	$2,813.0	100%	$2,159.9	100%

Sales to the upstream sector totaled $656.9 million for the three months ended June 30, 2012 compared to $539.6 million for the same period in 2011, an increase of 22%. This reflects revenue growth of approximately 32% in our North America upstream MRO sales for the three months ended June 30, 2012 compared to the same period in 2011. North Amercian OCTG experienced a slight decline of 4% as a result of our efforts to improve profitability by rebalancing our inventory. For the first six months of 2012, sales to the upstream sector totaled $1,306.7 million compared to $1,005.8 million for the same period in 2011, an increase of 30%.

In the midstream sector, we generated revenue growth of 23% to $396.9 million for the three months ended June 30, 2012 as compared to $321.8 million for the same period in 2011. Revenue from our gathering and transmission customers increased 19% in the second quarter of 2012 as compared to 2011, while revenue from our natural gas utilities customers increased approximately 32% in the second quarter of 2012 as compared to 2011. For the first six months of 2012, sales to the midstream sector totaled $756.4 million compared to $549.9 million for the same period in 2011, an increase of 38%.

Our downstream and other industrials sector sales improved 23% to $376.6 million in the second quarter of 2012 as compared to $306.6 million in the second quarter of 2011. Nearly two-thirds of this growth was attributable to our international acquisitions of MRC SPF and MRC PSA, which are more heavily weighted toward downstream and other industrials than the business as a whole. In North America, the downstream sector grew 6% over this same time period. For the first six months of 2012, sales to the downstream and other industrials sector totaled $749.9 million compared to $604.2 million for the same period in 2011, an increase of 24%.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

For the three months ended June 30, 2012 and 2011, the following table summarizes our results of operations (in millions). Corporate administrative costs are included in the North American segment.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Sales:
North America	$1,279.1	$1,093.0	$186.1	17.0%
International	151.3	75.0	76.3	101.7%

Consolidated	$1,430.4	$1,168.0	$262.4	22.5%

Gross profit:
North America	$200.4	$149.9	$50.5	33.7%
International	41.3	22.8	18.5	81.1%

Consolidated	$241.7	$172.7	$69.0	40.0%

Selling, general and administrative expenses:
North America	$116.8	$105.3	$11.5	10.9%
International	34.4	18.8	15.6	83.0%

Consolidated	$151.2	$124.1	$27.1	21.8%

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Operating income:
North America	$83.6	$44.6	$39.0	87.4%
International	6.9	4.0	2.9	72.5%

Consolidated	$90.5	$48.6	$41.9	86.2%

Interest expense	(30.7)	(34.5)	3.8	(11.0%)
Other, net	(12.1)	(6.9)	(5.2)	75.4%
Income tax expense	(16.4)	(2.5)	(13.9)	N/M

Net income	$31.3	$4.7	$26.6	N/M

Adjusted Gross Profit	$270.3	$207.2	$63.1	30.5%

Adjusted EBITDA	$123.6	$90.6	$33.0	36.4%

Sales. Sales include the revenue recognized from the sale of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales increased 22.5% to $1,430.4 million for the three months ended June 30, 2012 as compared to $1,168.0 million for the three months ended June 30, 2011.

North American Segment—Our North American sales increased to $1,279.1 million for the three months ended June 30, 2012 from $1,093.0 million for the three months ended June 30, 2011. The 17.0% increase was due to an increase in volume related to the improved business environment, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased to $151.3 million for the three months ended June 30, 2012 from $75.0 million for the same period in 2011. Approximately $63.6 million of this increase was due to the acquisition of MRC SPF in June 2011 and the acquisition of MRC PSA in March of 2012. The remainder of the increase, representing organic growth of 16.9%, was due to an improvement in activity in Europe and Australasia.

Gross Profit. Our gross profit was $241.7 million (16.9% of sales) for the three months ended June 30, 2012 as compared to $172.7 million (14.8% of sales) for the three months ended June 30, 2011. The 210 basis point improvement in gross profit percentage was driven by a favorable change in product mix and the leveraging of the fixed cost component of cost of sales.

North American Segment—Gross profit for our North American segment increased to $200.4 million (15.7% of sales) for the three months ended June 30, 2012 from $149.9 million (13.7% of sales) for the three months ended June 30, 2011. The increase of $50.5 million was due primarily to an increase in the volume of products sold year over year. The rig count increased 7% for that same period.

International Segment—Gross profit for our International segment increased to $41.3 million (27.3% of sales) for the three months ended June 30, 2012 from $22.8 million (30.4% of sales) for the three months ended June 30, 2011, an improvement of $18.5 million. The increase in gross profit was largely attributable to the acquisitions of MRC SPF and MRC PSA, while the remainder of the increase was due to organic growth in sales for the international segment. The decrease in the gross profit percentage reflects the change in the mix of products resulting from the acquisitions of MRC SPF and MRC PSA.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $7.8 million and $6.3 million for the three months ended June 30, 2012 and 2011, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $270.3 million (18.9% of sales) for the three months ended June 30, 2012 from $207.2 million (17.7% of sales) for the three months ended June 30, 2011, an improvement of $63.1 million. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions in which they have been involved. Similarly, gross profit results vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30, 2012	Percentage of Revenue	June 30, 2011	Percentage of Revenue
Gross profit, as reported	$241.7	16.9%	$172.7	14.8%
Depreciation and amortization	4.5	0.3%	4.2	0.3%
Amortization of intangibles	12.5	0.9%	12.7	1.1%
Increase in LIFO reserve	11.6	0.8%	17.6	1.5%

Adjusted Gross Profit	$270.3	18.9%	$207.2	17.7%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $151.2 million (10.6% of sales) for the three months ended June 30, 2012 as compared to $124.1 million (10.6% of sales) for the three months ended June 30, 2011.

North American Segment—Our North American SG&A increased to $116.8 million (9.1% of sales) for the three months ended June 30, 2012 from $105.3 million (9.6% of sales) for the three months ended June 30, 2011. The $11.5 million increase was primarily due to additional personnel costs, such as overtime and incentives, and other costs directly related to the increase in business activity.

International Segment—Our International segment’s SG&A increased to $34.4 million (22.7% of sales) for the three months ended June 30, 2012 from $18.8 million (25.0% of sales) for the three months ended June 30, 2011. The $15.6 million increase was primarily related to the acquisitions of MRC PSA and MRC SPF which occurred in March 2012 and June 2011, respectively. The remainder of the increase was due to the increase in business activity.

Operating Income. Operating income was $90.5 million for the three months ended June 30, 2012 as compared to operating income of $48.6 million for the three months ended June 30, 2011, an improvement of $41.9 million.

North American Segment—Operating income for our North American segment increased to $83.6 million for the three months ended June 30, 2012 from $44.6 million for the three months ended June 30, 2011. The improvement of $39.0 million was driven by an increase in gross profit of $50.5 million offset by a $11.5 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segement increased to $6.9 million for the three months ended June 30, 2012 from $4.0 million for the three months ended June 30, 2011. The improvement of $2.9 million was driven by an increase in gross profit of $18.5 million offset by a $15.6 million increase in selling, general and administrative expenses.

Interest Expense. Our interest expense was $30.7 million for the three months ended June 30, 2012 as compared to $34.5 million for the three months ended June 30, 2011. The $3.8 million decrease was primarily due to reduced borrowing rates on our ABL facilities as a result of our refinancing activities.

Other, Net. Other expenses increased to $12.1 million for the three months ended June, 30, 2012 from $6.9 million for the three months ended June 30, 2011. The $5.2 million increase is comprised of two key elements, costs associated with financing activities and the change in the fair market value of our derivatives. Our results for the three months ended June 30, 2012 reflected an $11.4 million pre-tax charge associated with the open market purchase, at a premium, of $102 million of our senior secured notes, which exceeded the second quarter 2011 write off of deferred financing fees of $9.5 million related to the refinancing of the North American ABL credit facility. In addition, the change in the fair value of derivatives resulted in a loss of $1.2 million during the three months ended June 30, 2012 as compared to income of $1.6 million during the three months ended June 30, 2011.

Income Tax Expense. Our income tax expense was $16.4 million for the three months ended June 30, 2012 as compared to $2.5 million for the three months ended June 30, 2011. Our effective tax rates were 34.3% and 34.6% for the three months ended June 30, 2012 and 2011, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $31.3 million for the three months ended June 30, 2012 as compared to $4.7 million for the three months ended June 30, 2011, an improvement of $26.6 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $123.6 million for the three months ended June 30, 2012, as compared to $90.6 million for the three months ended June 30, 2011. This Adjusted EBITDA increase of $33.0 million over that period was primarily due to the increase in gross profit and other factors noted above.

Adjusted EBITDA is an important measure under our Global ABL Facility. In addition, we believe it provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA. The calculation of Adjusted EBITDA is consistent with the computation of Consolidated Cash flow, as defined in the indenture governing the senior secured notes, except for the change in the LIFO reserve, which would not be an adjustment in determining Consolidated Cash Flow.

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income	$31.3	$4.7
Income tax expense	16.4	2.5
Interest expense	30.7	34.5
Loss on early extinguishment of debt	11.4	—
Write off of debt issuance costs	—	9.5
Depreciation and amortization	4.5	4.2
Amortization of intangibles	12.5	12.7
Increase in LIFO reserve	11.6	17.6
Change in fair value of derivative instruments	1.2	(1.6)
Equity-based compensation expense	1.8	1.0
Legal and consulting expenses	—	3.4
Foreign currency losses (gains)	2.2	(0.5)
Other non-cash expenses	—	2.6

Adjusted EBITDA	$123.6	$90.6

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

For the six months ended June 30, 2012 and 2011, the following table summarizes our results of operations (in millions). Corporate administrative costs are included in the North American segment.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Sales:
North America	$2,540.0	$2,025.5	$514.5	25.4%
International	273.0	134.4	138.6	103.1%

Consolidated	$2,813.0	$2,159.9	$653.1	30.2%

Gross profit:
North America	$404.5	$279.2	$125.3	44.9%
International	73.7	40.5	33.2	82.0%

Consolidated	$478.2	$319.7	$158.5	49.6%

Selling, general and administrative expenses:
North America	$236.2	$206.5	$29.7	14.4%
International	61.4	34.9	26.5	75.9%

Consolidated	$297.6	$241.4	$56.2	23.3%

Operating income:
North America	$168.4	$72.6	$95.8	132.0%
International	12.3	5.7	6.6	115.8%

Consolidated	$180.7	$78.3	$102.4	130.8%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Interest expense	(64.4)	(68.0)	3.6	(5.3%)
Other, net	(9.9)	(4.9)	(5.0)	102.0%
Income tax expense	(37.5)	(1.8)	(35.7)	N/	M

Net income	$68.9	$3.6	$65.3	N/	M

Adjusted Gross Profit	$530.1	$380.7	$149.4	39.2%

Adjusted EBITDA	$238.8	$150.6	$88.2	58.6%

Sales. Our sales increased 30.2% to $2,813.0 million for the six months ended June 30, 2012 as compared to $2,159.9 million for the six months ended June 30, 2011.

North American Segment—Our North American sales increased to $2,540.0 million for the six months ended June 30, 2012 from $2,025.5 million for the six months ended June 30, 2011. The 25.4% increase was due to an increase in volume related to the improved business environment, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased to $273.0 million for the six months ended June 30, 2012 from $134.4 million for the same period in 2011. Approximately $108.8 million of this increase was due to the acquisition of MRC SPF in June 2011 and the acquisition of MRC PSA in March of 2012. The remainder of the increase is due to an improvement in activity in Europe and Asia.

Gross Profit. Our gross profit was $478.2 million (17.0% of sales) for the six months ended June 30, 2012 as compared to $319.7 million (14.8% of sales) for the six months ended June 30, 2011. The 220 basis point improvement in gross profit percentage was driven by a favorable change in product mix and the leveraging of the fixed cost component of cost of sales.

North American Segment—Gross profit for our North American segment increased to $404.5 million (15.9% of sales) for the six months ended June 30, 2012 from $279.2 million (13.8% of sales) for the six months ended June 30, 2011. The increase of $125.3 million was due primarily to an increase in the volume of products sold year over year. The rig count increased 9% for that same period.

International Segment—Gross profit for our International segment increased to $73.7 million (27.0% of sales) for the six months ended June 30, 2012 from $40.5 million (30.1% of sales) for the six months ended June 30, 2011, an improvement of $33.2 million. The increase in gross profit was largely attributable to the acquisitions of MRC SPF and MRC PSA, while the remainder of the increase is due to organic growth in sales for the International segment. The decrease in the gross profit percentage reflects the change in the mix of products resulting from the acquisitions of MRC SPF and MRC PSA.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $16.0 million and $12.5 million for the six months ended June 30, 2012 and 2011, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $530.1 million (18.8% of sales) for the six months ended June 30, 2012 from $380.7 million (17.6% of sales) for the six months ended June 30, 2011, an improvement of $149.4 million. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions in which they have been involved. Similarly, gross profit results vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30, 2012	Percentage of Revenue	June 30, 2011	Percentage of Revenue
Gross profit, as reported	$478.2	17.0%	$319.7	14.8%
Depreciation and amortization	8.6	0.3%	8.2	0.4%
Amortization of intangibles	24.8	0.9%	25.1	1.1%
Increase in LIFO reserve	18.5	0.6%	27.7	1.3%

Adjusted Gross Profit	$530.1	18.8%	$380.7	17.6%

Selling, General and Administrative (“SG&A”) Expenses. Our selling, general and administrative expenses were $297.6 million (10.6% of sales) for the six months ended June 30, 2012 as compared to $241.4 million (11.2% of sales) for the six months ended June 30, 2011.

North American Segment—Our North American SG&A increased to $236.2 million (9.3% of sales) for the six months ended June 30, 2012 from $206.5 million (10.2% of sales) for the six months ended June 30, 2011. The $29.7 million increase was primarily due to additional personnel costs such as overtime and incentives and other costs directly related to the increase in business activity.

International Segment—Our International segment’s SG&A increased to $61.4 million (22.5% of sales) for the six months ended June 30, 2012 from $34.9 million (26.0% of sales) for the six months ended June 30, 2011. The $26.5 million increase is primarily related to the acquisitions of MRC PSA and MRC SPF which occurred in March 2012 and June 2011, respectively. The remainder of the increase was due to the increase in business activity.

Operating Income. Operating income was $180.7 million for the six months ended June 30, 2012, as compared to operating income of $78.3 million for the six months ended June 30, 2011, an improvement of $102.4 million.

North American Segment - Operating income for our North American segment increased to $168.4 million for the six months ended June 30, 2012 from $72.6 million for the six months ended June 30, 2011. The improvement of $95.8 million was driven by an increase in gross profit of $125.3 million offset by a $29.7 million increase in selling, general and administrative expenses.

International Segment - Operating income for our International segment increased to $12.3 million for the six months ended June 30, 2012 from $5.7 million for the six month ended June 30, 2011. The improvement of $6.6 million was driven by an increase in gross profit of $33.2 million offset by a $26.5 million increase in selling, general and administrative expenses.

Interest Expense. Our interest expense was $64.4 million for the six months ended June 30, 2012 as compared to $68.0 million for the six months ended June 30, 2011. The $3.6 million decrease was primarily due to reduced borrowing rates on our ABL facilities as a result of our refinancing activities.

Other, net. Other expenses increased to $9.9 million for the six months ended June 30, 2012 from $4.9 million for the six months ended June 30, 2011. The $5.0 million increase increase is comprised of two key elements, costs associated with financing activities and the change in the fair market values of our derivatives. Our results for the six months ended June 30, 2012 reflected an $11.4 million pre-tax charge associated with the open market purchase, at a premium, of $102 million of our senior secured notes, which exceeded the 2011 write off of deferred financing fees of $9.5 million related to the refinancing of the North American ABL credit facility. In addition, the change in the fair value of derivatives resulted in income of $0.9 million during the six months ended June 30, 2012 as compared to $3.5 million during the six months ended June 30, 2011.

Income Tax Expense. Our income tax expense was $37.5 million for the six months ended June 30, 2012 as compared to $1.8 million for the six months ended June 30, 2011. Our effective tax rates were 35.3% and 33.5% for the six months ended June 30, 2012 and 2011, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $68.9 million for the six months ended June 30, 2012 as compared to $3.6 million for the six months ended June 30, 2011, an improvement of $65.3 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $238.8 million for the six months ended June 30, 2012 as compared to $150.6 million for the six months ended June 30, 2011. This Adjusted EBITDA increase of $88.2 million over that period was primarily due to the increase in gross profit and other factors noted above.

Adjusted EBITDA is an important measure under our Global ABL Facility. In addition, we believe it provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA. The calculation of Adjusted EBITDA is consistent with the computation of Consolidated Cash Flow, as defined in the indenture governing the senior secured notes, except for the change in the LIFO reserve, which would not be an adjustment in determining Consolidated Cash Flow.

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30, 2012	June 30, 2011
Net income	$68.9	$3.6
Income tax expense	37.5	1.8
Interest expense	64.4	68.0
Loss on early extinguishment of debt	11.4	—
Write off of debt issuance costs	1.7	9.5
Depreciation and amortization	8.6	8.2
Amortization of intangibles	24.8	25.1
Increase in LIFO reserve	18.5	27.7
Change in fair value of derivative instruments	(0.9)	(3.5)
Equity-based compensation expense	3.6	2.5
Legal and consulting expenses	(1.2)	4.6
Foreign currency losses (gains)	1.5	(0.5)
Other non-cash expenses	—	3.6

Adjusted EBITDA	$238.8	$150.6

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facilities. At June 30, 2012, our total liquidity, including cash on hand, was $653.2 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $40.0 million and $46.1 million, respectively. As of June 30, 2012 and December 31, 2011, $30.7 million and $41.0 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”), which replaced our then existing asset-based lending credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $1.025 billion in the United States, $145 million in Canada, $12 million in the United Kingdom, $52 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our wholly owned material U.S. subsidiaries guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our foreign borrower subsidiaries are primarily secured, subject to certain exceptions, by:

•	a first-priority security interest in the accounts receivable, inventory and related assets of the foreign subsidiary and the wholly owned material U.S. subsidiaries; and

•

a first-priority pledge by the foreign borrower subsidiary of the equity interests of its direct wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments held by the foreign borrower subsidiary.

No property of our foreign subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral, which secures our 9.50% senior secured notes.

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

Our ability to borrow in each jurisdiction, other than Belgium, under the facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base determined under Belgian law.

The facility initially bears interest at LIBOR plus a margin of 1.75%; from and after September 1, 2012 the margin will vary between 1.50% and 2.00% based on our fixed charge coverage ratio.

We also have $948 million of 9.50% senior secured notes due December 15, 2016 outstanding.

In April 2012, we completed an initial public offering, which generated net proceeds to us of approximately $333.4 million. The proceeds were used to pay down borrowings on our Global ABL Facility.

In June 2012, we purchased in the open market $102 million of our senior secured notes for $110.4 million. This purchase is expected to reduce our annual interest expense by approximately $8.6 million. Consistent with our strategy following the initial public offering to reduce our long term debt and to reduce our interest expense and improve our profitability and cash flow, we continue to evaluate our capital structure and opportunities to lower our overall cost of debt.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in the indenture governing our senior secured notes and various credit facilities as of and during the six months ended June 30, 2012.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash (used in) provided by:
Operating activities	$(46.6)	$(57.4)
Investing activities	(105.8)	(28.4)
Financing activities	143.7	68.5

Net decrease in cash and cash equivalents	$(8.7)	$(17.3)

Operating Activities

Net cash used in operating activities was $46.6 million during the six months ended June 30, 2012 compared to net cash used in operating activities of $57.4 million during the six months ended June 30, 2011. The decrease in net cash used in operations was primarily the result of an increase in net income offset by working capital requirements necessary to meet the demands of increased business activity levels.

Investing Activities

Net cash used in investing activities was $105.8 million for the six months ended June 30, 2012, compared $28.4 million for the six months ended June 30, 2011. The $77.4 million increase in cash used in investing activities is primarily due to the acquisition of MRC PSA, which required $87.9 million of cash during the six months ended June 30, 2012. Our capital expenditures were $14.9 million for the six months ended June 30, 2012 and $5.3 million for the six months ended June 30, 2011. Excluding acquisitions, we expect capital expenditures for the year ended December 31, 2012 to be approximately $26 million to $27 million. This represents an increase to our earlier expectations resulting from an acceleration of certain information technology expenditures related to the integrataion of our Australian acquisitions, the development of productivity tools for our North American business and fulfillment of our new agreement with Shell.

Financing Activities

Net cash provided by financing activities was $143.7 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $68.5 million used for the six months ended June 30, 2011. The financing activities generally reflect advances and payments on our revolving credit facilities. In April 2012, we received $333.4 milion related to the initial public offering, and the funds were used to repay borrowings under our Global ABL Facility. In addition, in June 2012, we used cash of $110.4 to purchase in the open market $102 million of our senior secured notes as discussed above.

New Accounting Standards

There have been no developments with respect to recently issued accounting standards, the expected adoption of which would materially impact our consolidated financial statements, aside from those disclosed in our consolidated financial statements and notes thereto for the year ended December 31, 2011. See “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December  31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2012, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Item 2 of Part I above and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 under “Risk Factors”. There has been no material change in those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-35479) filed with the SEC on April 17, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-35479) filed with the SEC on April 17, 2012).

10.1	Registration Rights Agreement between MRC Global Inc. and PVF Holding LLC, dated as of April 11, 2012 (incorporated by reference to Exhibit 10.2 to form 10-Q (file No. 001-35479) filed with the SEC on May 7, 2012)

10.1.1	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc, PVF Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.2.1 to form 10-Q (file No. 001-35479) filed with the SEC on May 7, 2012)

10.2	Governance Agreement, by and between MRC Global Inc. and PVF Holdings LLC, dated as of April 11, 2012 (incorporated by reference to Exhibit 10.4 to form 10-Q (file No. 001-35479) filed with the SEC on May 7, 2012)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ James E. Braun
James E. Braun
Executive Vice President and Chief Financial Officer

Date: August 8, 2012