Form 10-K/A
period 2011-12-31
MRC GLOBAL INC.
filed 2012-10-09
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant has 11,000 shares of common stock held by non-affiliates.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. There were 84,427,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K originally filed by MRC Global Inc., a Delaware corporation (the “Company”) on March 5, 2012 is being filed solely to reflect comments received from the staff of the Division of Corporation Finance of the SEC in connection with the Company’s Registration Statement on Form S-1 (File No. 333-178980), as amended, that was filed in connection with the Company’s initial public offering that was completed on April 17, 2012. Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K reflects matters as they existed on the original filing date of March 5, 2012 and does not reflect any event occurring subsequent to March 5, 2012, the filing date of the original report. In addition, the financial statements contained herein have been updated to retrospectively comply with the Financial Accounting Standard Board’s Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income.

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

Business Strategy

Our goal is to grow our market position as the largest global industrial distributor of PVF and related products to the energy industry. Our strategy is focused on pursuing growth by increasing market share and growing our business with current customers, expanding into new geographies and sectors, increasing recurring revenues through integrated supply and MRO business, capturing additional high growth project activity, continuing to increase our operational efficiency and making and integrating strategic acquisitions. We seek to extend our current MRO contracts and bundle certain products, most notably pipe, fittings, flanges and other products (“PFF”), into MRC Transmark’s existing customer base and branch network. We also seek to opportunistically add other products and new suppliers, including alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products, into our existing North American platform. We will also look at future complementary distribution acquisitions that would supplement our PVF leadership position, and we will look at future “bolt-on” acquisitions that broaden our geographic footprint, increase international focus or expand our product offering to our major customers.

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

As the global energy industry has evolved, our customers have continued to focus on generating supply chain efficiencies. One notable trend that has favored our company is a shift toward a more centralized purchasing function. In the past, it was standard for PVF purchasing to be handled at a local level, often with separate contracts for each PVF product category (pipes, valves, fittings and flanges and all other). But as the energy industry has consolidated and as companies explore ways to leverage their aggregate purchases, many companies have consolidated vendors and moved to a more centralized function in which PVF contracts are put in place by energy sector (upstream/midstream/downstream) or by geography (for instance, North America, multi-country regions or global). This trend favors larger distributors such as our company that have the scale, product breadth, IT capabilities, global presence and financial strength to support large global contracts across all product categories. We believe that this can create a favorable environment for other energy companies, including state owned or national oil companies, to explore shifting from a direct model to a distribution focused model.

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

Rig counts are considered to be generally indicative of activity levels in the upstream sector. The average North American rig count increased at an approximate 3% CAGR between 2006 and 2008, but, due to the global economic recession that began in late 2008, the average fell by more than 40% in 2009. As the economy recovered, the rig count increased, rising by 44% in 2010. Spears & Associates expects that the North American rig count will increase at a 7% CAGR between 2011 and 2017. Furthermore, more technically sophisticated drilling methods, such as deep and horizontal drilling and the multiple fracturing of hydrocarbon production zones, coupled with higher oil and natural gas prices relative to long term averages, have made E&P in previously underdeveloped areas, such as Appalachia and the Rockies, more economically feasible. As part of this trend, there has been growing commercial interest by our customers in several shale deposit areas in the United States, including the Bakken, Barnett, Eagle Ford, Fayetteville, Haynesville, Marcellus, Niobrara, Permian and Utica shales, where we have an extensive local presence. During 2010 and 2011, there was a significant shift towards oil prospects, with an average oil rig count of approximately 53% of the total for 2011, the highest percentage in the United States since 1997. Additionally, we believe improved E&P technologies will allow for more deepwater drilling both offshore in the Gulf of Mexico and offshore in certain international areas, where we maintain a presence. In the Gulf of Mexico, new drilling and safety requirements will have to be met before we anticipate a significant activity increase. In Canada, improvements in mining and mineral processing and in-situ technology are driving increased investment in the Canadian Oil Sands.

Oil and Natural Gas Rig Count

The following chart illustrates the historical and forecasted North American and International oil and natural gas rig count from 2004 through 2017:

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

The gathering and transmission pipeline activity is anticipated to exhibit significant growth over the next several years due to the new discoveries of natural gas reserves in various shale natural gas fields and the need for additional pipelines to carry heavy sour crude from Canada to processing facilities in the United States. The Interstate Natural Gas Association of America (“INGAA”) estimates that companies will invest $178 billion in natural gas infrastructure between 2011 and 2035, the majority of which will be comprised of gathering and transmission pipelines. Recent heightened activity in oil and natural gas fields such as the Bakken, Eagle Ford, Niobrara and Marcellus shale regions remain largely unsupported by transmission facilities of the appropriate scale necessary to bring the oil and natural gas to market. INGAA estimates that companies will need to build 35,600 miles of large, high pressure natural gas pipelines between 2011 and 2035 to meet market demands. Further, an INGAA study completed by ICF International projects that on average, approximately 16,500 miles of new gathering lines and approximately 2,000 miles of new transmission line will be added each year from 2011 through 2035. This need for large pipelines to transport energy feedstocks to markets is creating significant growth for PVF and other products we sell. Drivers of pipeline development and growth include the development of natural gas production in new geographies, increased pipeline interconnection driven by a need to lower price differences within regions, and the need to link facilities that may be developed over the next decade.

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

Over the 2008-2009 period, refinery utilization rates decreased significantly as part of the global economic slowdown and as a result, several new projects to increase capacity were delayed, or in some cases cancelled. Since 2010, utilization rates have improved but remained at levels below longer term historical averages. The number of operable refineries in the U.S. declined from 223 in 1985 to approximately 148 in 2010, and we believe that continued stress on refinery infrastructure caused by demand for petroleum products will accelerate PVF replacement rates over the longer term. This trend is most pronounced outside the U.S. where capacity utilization rates are the highest and the demand for petroleum products is growing the fastest.

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

•

Line Pipe (23% of our North American revenue in 2011). Carbon line pipe is typically used in high-yield, high-stress and abrasive applications, such as the gathering and transmission of oil, natural gas and phosphates. Line pipe is part of our tubular product category.

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

The following table provides a breakdown of our total North American revenues by product type on an actual basis for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Energy carbon steel tubular products:
Line Pipe	23%	19%	20%
OCTG	18%	21%	21%

	41%	40%	41%

	Year Ended December 31,
	2011	2010	2009
Valves, fittings, flanges and other products:
Valves and Specialty Products	19%	20%	18%
Carbon Steel Fittings and Flanges and Stainless Steel and Alloy Pipe and Fittings	18%	18%	18%
Other	22%	22%	23%

	59%	60%	59%

Services: We provide many of our customers with a comprehensive array of services including multiple deliveries each day, zone store management, valve tagging and significant system interfaces that directly tie the customer into our proprietary information systems. This allows us to interface with our customers’ IT systems and provide an integrated supply service. Such services strengthen our position with our customers as we become more integrated into the customer’s business and supply chain and are able to market a “total transaction value” solution rather than individual product prices.

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

Our approximately 265 (as of December 31, 2011) account managers and outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers.

In order to address the needs of our customer base, our inside sales force of approximately 620 customer service representatives (as of December 31, 2011) is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics set by management.

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

Properties: We operate a modified hub and spoke model that is centered around our seven distribution centers in North America with more than 175 branch locations which have inventory and local employees. We own our Houston-Darien, TX and Nisku, AB Canada distribution centers and lease the remaining five distribution centers. We own less than 10% of our branch locations as we primarily lease the facilities. Additionally, in order to meet specific customer needs and maintain strong customer relationships, we hold inventory at approximately 700 on-site customer locations and over 160 third party pipe yards, including third party storage facilities and fabricator locations.

We maintain three U.S. corporate offices, our main corporate headquarters in Houston, TX, the precedent McJunkin headquarters in Charleston, WV, which we own, and the precedent Red Man headquarters in Tulsa, OK. We also maintain a corporate office for our Canadian operations in Calgary, Alberta and a corporate office for our other international operations in Bradford, UK.

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

Our sales model is built on a highly trained sales force of over 230 sales professionals. For our valve sales, the majority of our sales force are qualified engineers. This team is able to meet complex customer requirements, selecting the optimal solution from a range of products to increase customers’ efficiency and lower total product lifecycle costs. The technical knowledge of our sales engineers combined with the application of local sales professionals addresses the high degree of engineering and product expertise required for each solution.

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

Properties: We operate through a network of over 30 branch locations located throughout Europe, Asia, Australasia and the Middle East, including distribution centers in each of the United Kingdom, Singapore and Australia. We also maintain an operations center for our international operations in Bradford, United Kingdom and Perth, Australia. We own our Brussels location and the remainder of our locations are leased. We have not utilized third party pipe yards in the International segment.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto protocol expires in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps on greenhouse gas emissions from certain facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has begun to implement regulations that require permits for and reductions in greenhouse gas emissions for certain categories of facilities, the first of which became effective in January 2011. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for power plants and plans to issue such NSPS for refineries in the future. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, federal, state and local regulations have been adopted or are being considered that could impose more stringent permitting, disclosure, wastewater and other waste disposal and well construction and testing requirements on hydraulic fracturing, a practice involving the injection of water containing more limited amounts of certain substances into rock formations (after perforating the formation with explosive charges) to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. Other states and the federal government are considering regulating this practice. These regulations include a variety of well construction, set back, wastewater disposal and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal, regional, state or local regulation of hydraulic fracturing could reduce the demand for our products in these regions.

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

We sell products and services in very competitive markets. In some cases, we compete with large oilfield services providers with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation in our industry could heighten the impacts of competition on our business and results of operations discussed above, particularly if such consolidation results in competitors with stronger financial and strategic resources, and could also result in increases to the prices we are required to pay for acquisitions we may make in the future.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the NYSE. These requirements may place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on us and the price of our common stock.

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

If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the PCAOB might subject us to sanctions or investigation. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our controls. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common stock. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of the Board consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We rely on all of the exemptions listed above. Accordingly, our Board and committees do not have the same level of independence as companies that are subject to all of the corporate governance requirements of the NYSE.

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

Also, from time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

The calculation of Adjusted EBITDA is consistent with the computation of Consolidated Cash Flow, as defined in the indenture governing the Notes, except for the change in LIFO reserve, which would not be an adjustment in determining Consolidated Cash Flow.

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

Overview

We are the largest global industrial distributor of pipe, valves and fittings (PVF) and related products and services to the energy industry based on sales and hold the leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 400 service locations. Our North American segment includes over 175 branch locations, six distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 160 third party pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 30 branch locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, Singapore and Australia and 10 automation service centers in Europe and Asia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 12,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

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

Recent Trends and Outlook

The current outlook for activity in our end markets is positive. The period from 2005 to 2008 was a period of steady growth in North American oil and gas drilling and completion spending in our upstream market. Activity peaked in 2008, with oil pricing above $140 per barrel and natural gas prices above $14/mcf. Due to the associated record levels of E&P activity, there was a shortage of tubular products to meet the demand, and significant steel price inflation followed as a result. The price per ton on tubular products increased approximately 200% in 2008 as compared to the prior year (compared to an increase of 5% in 2011 compared to 2010). Approximately 44% of our sales and half of our gross profit was in tubular products during 2008 and these sales were typically at margins in excess of longer term historical levels for this product category. In 2008, we operated with five purchasing managers and five separate IT systems (versus one purchasing manager and North American IT system in 2011) and expanded to over six months of OCTG inventory, accounting for over 30% of all inventory in 2008, as opposed to less than three months of OCTG inventory, accounting for approximately 20% of all inventory, in

2011. A significant contributor to the 2008 rise was spot purchases of inventory, which ultimately accounted for approximately 50% of our inventory purchases for 2008 (versus less than 10% in 2011). In our downstream/industrial market, 2005 to 2008 was a period of major refinery expansion projects in the U.S. to upgrade Midwestern and Gulf Coast refineries to handle heavier and more sour crude oil from Canada, Venezuela and other international sources. These large projects were in addition to normal “turnaround” and smaller project activity. Because of these large projects, MRO business represented approximately half of our business in 2008, compared to approximately two-thirds in 2011. During 2009 to 2010, as peak crude oil prices negatively impacted refining margins, the global economic recession reduced refined product demand, which resulted in decreased capital spending by our refining customers. In the U.S. petrochemical industry, the high natural gas prices of 2008 reduced investment, as natural gas is a primary cost and feedstock to this industry segment. In 2010 and 2011, increases in natural gas production from the U.S. shale plays led to lower natural gas commodity prices, which helped drive increases in customer spending and activity levels in this sector.

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

Between 2008 and 2011, the gross profit contribution and gross profit margins of our two product categories, energy tubular products (line pipe and oil country tubular goods) (“tubulars”) and valves, fittings, flanges and other products (“VFFO”) has shifted. The tubular and VFFO product categories each contributed approximately 50% of our gross profit in 2008, whereas in 2011 VFFO contributed approximately 75% of our gross profit and tubulars contributed approximately 25% of our gross profit. In addition, our gross profit margins (average cost) were consistent in 2008 and 2011 for our VFFO products, whereas our gross profit margins (average cost) for our tubular products in 2011 were approximately 50% of the tubular margins in 2008.

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

During 2011, oil prices remained strong with an average price of approximately $95 per barrel for West Texas Intermediate (“WTI”), or approximately 19% above the average for 2010. Natural gas prices remained relatively flat at an average price during this period of $4/Mcf (Henry Hub), although they have declined below $3/Mcf more recently. Behind the strength of oil prices, in particular, North American drilling activity has increased an estimated 21% in 2011 relative to 2010. We continue to see a shift in rig counts from natural gas to oil, with oil drilling representing approximately 55% of the total North American rig count during 2011.

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

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Sales:
North America	$4,502.8	$3,589.9	$3,610.1
International	329.6	255.6	51.8

Consolidated	$4,832.4	$3,845.5	$3,661.9

Operating Income (Loss):
North America	$183.9	$56.0	$(253.5)
International	10.7	10.4	3.8

Consolidated	$194.6	$66.4	$(249.7)

The following table shows key industry indicators for the years ended December 31, 2011, 2010 and 2009:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Average Total Rig Count(1):
United States	1,875	1,546	1,089
Canada	422	351	221

Total North America	2,297	1,897	1,310
International	1,167	1,094	997

Total Worldwide	3,464	2,991	2,307

Average Oil Rig Count(1):
United States	984	591	278
Canada	279	199	102

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Total North America	1,263	790	380
Average Natural Gas Rig Count(1):
United States	888	943	801
Canada	141	148	120

Total North America	1,029	1,091	921

Average Commodity Prices(2):
WTI crude oil (per barrel)	$94.91	$79.48	$61.95
Brent crude oil (per barrel)	$111.26	$79.61	$61.74
Natural gas ($/Mcf)	$4.00	$4.37	$3.94
Average Monthly Well Permits(3):	5,811	5,317	4,266
3:2:1 Crack Spread(4)	$25.40	$12.92	$7.77
PMI Index (as of December 1 of each year)(5)	53.1	57.3	55.8

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

The breakdown of our sales by sector for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Upstream	47%	46%	44%
Midstream	26%	24%	24%
Downstream and other industrials	27%	30%	32%

	100%	100%	100%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

For the years ended December 31, 2011 and 2010 the following table summarizes our results of operations (in millions):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Sales:
North America	$4,502.8	$3,589.9	$912.9	25%
International	329.6	255.6	74.0	29%

Consolidated	$4,832.4	$3,845.5	$986.9	26%

Gross margin:
North America	$613.7	$442.7	$171.0	39%
International	94.5	75.4	19.1	25%

Consolidated	$708.2	$518.1	$190.1	37%

Selling, general and administrative expenses:
North America	$429.8	$386.7	$43.1	11%
International	83.8	65.0	18.8	29%

Consolidated	$513.6	$451.7	$61.9	14%

Operating income (loss):
North America	$183.9	$56.0	$127.9	228%
International	10.7	10.4	0.3	3%

Consolidated	$194.6	$66.4	$128.2	193%
Interest expense	(136.8)	(139.6)	2.8	2%
Write off of deferred financing fees	(9.5)	—	(9.5)	N/A
Other, net	7.5	(2.0)	9.5	475%
Income tax benefit (expense)	(26.8)	23.4	(50.2)	(215)%

Net income (loss)	$29.0	$(51.8)	$80.8	156%

Adjusted Gross Margin	$849.6	$663.2	$186.4	28%

Adjusted EBITDA	$360.5	$224.2	$136.3	61%

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

Operating Income. Operating income was $194.6 million for the year ended December 31, 2011 as compared to operating income of $66.4 million for the year ended December 31, 2010, an improvement of $128.2 million.

North American Segment—Operating income for our North American segment increased to $183.9 million for 2011 from $56.0 million for 2010. The improvement of $127.9 million was driven by a $171.0 million increase in gross margin offset by a $43.1 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segment increased to $10.7 million for 2011 from $10.4 million in 2010. The $0.3 million improvement was driven by a $19.1 million improvement in gross margin that was largely offset by an $18.8 million increase in selling, general and administrative expenses that was principally the result of our mid-year acquisition of MRC SPF.

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

The calculation of Adjusted EBITDA is consistent with the computation of Consolidated Cash Flow, as defined in the indenture governing our Notes, except for the change in the LIFO reserve, which would not be an adjustment in determining Consolidated Cash Flow.

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2011	2010
Net income (loss)	$29.0	$(51.8)
Income tax (benefit) expense	26.8	(23.4)
Interest expense	136.8	139.6
Write off of debt issuance costs	9.5	—
Depreciation and amortization	17.0	16.6
Amortization of intangibles	50.7	53.9
Change in fair value of derivative instruments	(7.0)	4.9
Share based compensation expense	8.4	3.7
Legal and consulting expenses	9.9	4.2
Joint venture termination	1.7	—
Other non-cash expenses(1)	4.0	1.9
Increase in LIFO reserve	73.7	74.6

Adjusted EBITDA	$360.5	$224.2

(1)	Other non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our ABL Credit Facility.

The following table reconciles Adjusted EBITDA with our net income (loss) in each of the quarters during the years ended December 31, 2011 and 2010 (in millions):

	Three months ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Net income	$3.6	$21.9	$4.7	$(1.1)
Income tax (benefit) expense	13.8	11.1	2.5	(0.7)
Interest expense	34.5	34.3	34.5	33.5
Write off of debt issuance costs	—	—	9.5	—
Depreciation and amortization	4.2	4.7	4.2	4.0
Amortization of intangibles	12.9	12.7	12.7	12.4
Change in fair value of derivative instruments	(1.8)	(1.8)	(1.6)	(1.9)
Share based compensation expense	2.1	3.8	1.0	1.5
Legal and consulting expenses	3.8	1.5	3.4	1.2
Joint venture termination	—	1.7	—	—
Other non-cash expenses(1)	(0.5)	1.4	2.1	1.0
Increase in LIFO reserve	27.7	18.3	17.6	10.1

Adjusted EBITDA	$100.3	$109.6	$90.6	$60.0

	Three months ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Net income	$(13.5)	$(10.5)	$(15.9)	$(11.9)
Income tax (benefit) expense	(1.4)	(4.0)	(11.4)	(6.5)
Interest expense	34.9	35.0	34.3	35.3
Write off of debt issuance costs	—	—	—	—
Depreciation and amortization	4.4	4.1	4.1	4.0
Amortization of intangibles	12.9	13.6	13.6	13.8

Change in fair value of derivative instruments	(1.7)	1.0	1.6	4.1
Share based compensation expense	1.3	0.2	1.2	1.0
Legal and consulting expenses	1.5	1.8	0.9	—
Joint venture termination	—	—	—	—
Other non-cash expenses(1)	0.5	2.9	(2.4)	0.8
Increase in LIFO reserve	17.8	19.8	30.1	6.9

Adjusted EBITDA	$56.7	$63.9	$56.1	$47.5

(1)	Other non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF and other items added back to net income pursuant to our ABL Credit Facility.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

For the years ended December 31, 2010 and 2009, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Sales:
North America	$3,589.9	$3,610.1	$(20.2)	<1%
International	255.6	51.8	203.8	393%

Consolidated	$3,845.5	$3,661.9	$183.6	5%

Gross Margin:
North America	$442.7	$534.1	$(91.4)	(17)%
International	75.4	13.9	61.5	442%

Consolidated	$518.1	$548.0	$(29.9)	(5)%

Selling, general and administrative expenses:
North America	$386.7	$400.9	$(14.2)	(4)%
International	65.0	10.7	54.3	507%

Consolidated	$451.7	$411.6	$40.1	10%

Goodwill and intangibles impairment charge:
North America	$—	$386.1	$(386.1)	(100)%
International	—	—	—	—

Consolidated	$—	$386.1	$(386.1)	(100)%

Operating income (loss):
North America	$56.0	$(253.5)	$308.9	122%
International	10.4	3.8	7.2	225%

Consolidated	$66.4	(249.7)	$316.1	127%
Interest expense	(139.6)	(116.5)	(23.1)	20%
Other, net	(2.0)	11.4	(13.4)	(118)%
Income tax benefit (expense)	23.4	15.0	8.4	56%

Net (loss)	$(51.8)	$(339.8)	$288.0	85%

Adjusted Gross Margin	$663.2	$493.5	$169.7	34%

Adjusted EBITDA	$224.2	$218.5	$5.7	3%

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

Operating Income (Loss). Operating income was $66.4 million for the year ended December 31, 2010, as compared to an operating loss of $249.7 million for the year ended December 31, 2009.

North American Segment—Operating income for our North American segment increased to $56.0 million in 2010 from a loss of $253.5 million in 2009 an improvement of $309.5 million. Results in 2009 were negatively impacted by the $386.1 million non-cash goodwill and intangibles impairment charge, as well as the $46.5 million non-cash inventory write down. Excluding these non-cash items, operating income declined by $116.5 million principally as a result of reduced gross margins.

International Segment—Operating income for our International segment increased to $10.4 million in 2010 from $3.8 million in 2009. We acquired our international operations in October 2009, therefore, only two months of operating income are included in 2009.

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

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2010	2009
Net income (loss)	$(51.8)	$(339.8)
Income tax (benefit) expense	(23.4)	(15.0)
Interest expense	139.6	116.5
Depreciation and amortization	16.6	14.5
Amortization of intangibles	53.9	46.6
Inventory write-down	0.4	46.5

	Year Ended December 31,
	2010	2009
Change in fair value of derivative instruments	4.9	(8.9)
Goodwill impairment charge	—	386.1
MRC Transmark pre-acquisition contribution	—	38.5
Gain on early extinguishment of debt	—	(1.3)
Amortization of Purchase Price Accounting	—	15.7
Share based compensation expense	3.7	7.8
M&A transaction & integration expenses	1.4	17.5
Legal and consulting expenses	4.2	1.9
Other non-cash expenses(1)	0.1	7.5
LIFO	74.6	(115.6)

Adjusted EBITDA	$224.2	$218.5

(1)	Other non-cash expenses include transaction-related expenses, pre-acquisition EBITDA of MRC SPF, and other items added back to net income pursuant to our debt agreements.

Financial Condition and Cash Flows

Financial Condition

The following table sets forth selected balance sheet data for the periods indicated below (in millions):

	December 31, 2011	December 31, 2010	December 31, 2009
Inventory	$899.1	$765.4	$871.7
Working capital	1,074.7	842.6	930.2
Long-term debt, including current portion	1,526.7	1,360.2	1,452.6
Days sales outstanding (quarterly)	55.1	52.4	55.5
Annual inventory turns	5.0x	4.1x	2.9x

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

Our working capital increased 28% from 2010 to 2011, as higher business activity levels drove volume related growth in inventories, accounts receivable and accounts payable, resulting in a $166.5 million increase in long-term borrowings from 2010 to 2011. We closely monitor our working capital position to ensure that we have the appropriate flexibility for our operations.

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

During 2008, cash used in operations was $137.4 million, which included an increase in operating assets and liabilities of $585.4 million.

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

Net cash used in investing activities in 2008 was $314.2 million, which included $298.7 million for acquisitions and $18.4 million for capital expenditures, net of disposals.

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

Net cash used in financing activities decreased by $295.7 million to $98.2 million for the year ended December 31, 2010. The decrease reflected our discipline in managing our working capital and paying down our indebtedness in a difficult business environment.

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

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory volume. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $217.0 million and $140.0 million at December 31, 2011 and 2010, respectively, were valued at the lower of weighted-average cost or market.

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

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses related to foreign currency contracts and translation adjustments of $0.2 million, $0.6 million and $0.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

Andrew R. Lane has served as our president and chief executive officer (“CEO”) since September 2008 and our chairman of the Board since December 2009. He has also served as a director of MRC Global Inc. since September 2008. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance, managed over 50,000 employees worldwide and oversaw the integration of several mergers and acquisitions. Prior to that, he held a variety of leadership roles within Halliburton, serving as president and CEO of Kellogg Brown & Root, Inc. from July 2004 to November 2004, as senior vice president, global operations of Halliburton Energy Services Group from April 2004 to July 2004, as president of the Landmark Division of Halliburton Energy Services Group from May 2003 to March 2004, and as president and CEO of Landmark Graphics Corporation from April 2002 to April 2003. He was also chief operating officer of Landmark Graphics from January 2002 to March 2002 and vice president, production enhancement PSL, completion products PSL and tools/testing/TCP of Halliburton Energy Services Group from January 2000 to December 2001. Mr. Lane served as a director of KBR, Inc. from June 2006 to April 2007. He began his career in the oil and natural gas industry as a field engineer for Gulf Oil Corporation in 1982, and later worked as a production engineer in Gulf Oil’s Pipeline Design and Permits Group. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (A.M.P.) at Harvard Business School in 2000. He is a member of the executive board of the Southern Methodist University School of Engineering. Mr. Lane is uniquely qualified to serve as one of our directors due to his extensive executive and leadership experience in the oil and natural gas industry and his deep knowledge of our operations.

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

Gary A. Ittner has served as our executive vice president and chief administrative officer since September 2010. Prior to that, he served as our executive vice president—supply chain management since January 2008. Prior to that, he had served as our senior corporate vice president of supply chain management since February 2007, having specific responsibility for the procurement of all industrial valves, automation, fittings and alloy tubular products. From March 2001 to November 2007, he served as our senior corporate vice president of supply chain management. Before joining the supply chain management group, Mr. Ittner worked in various field positions including branch manager, regional manager and senior regional vice president. He is a past chairman of the executive committee of the American Supply Association’s Industrial Piping Division. Mr. Ittner began working at MRC in 1971 following his freshman year at the University of Cincinnati and joined MRC full-time following his graduation in 1974.

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

Scott A. Hutchinson has served as our executive vice president—North America operations since November 2009. Prior to that, from January 2009 to November 2009 he had served as our senior vice president of the Eastern region covering most operational units east of the Mississippi River. Mr. Hutchinson’s extensive background in branch sales and operations was instrumental as he led the integration effort of the Midwest, Eastern and Appalachian regions. From October 1998 to January 2009, he served as senior vice president of our Midwest region. During this time he was key in the acquisitions and integration of Wilkins Supply, Joliet Valve, Cigma and Valvax, solidifying and expanding the market reach of the Company in the Midwest. From May 1988 to October 1998 he worked in various field positions including branch manager, regional manager and regional vice president in our Western Region. From 1984 to 1988, he served as outside sales representative for Grant Supply in Houston, Texas which became part of our Company in 1987. Prior to joining us, Mr. Hutchinson worked for Fluor Corporation in procurement. Mr. Hutchinson received a bachelor of arts degree in marketing from the University of Central Florida in 1977.

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

Leonard M. Anthony has been a member of the Board since October 2008. Mr. Anthony served as the president and CEO of WCI Steel, Inc., an integrated producer of custom steel products, from December 2007 to October 2008. He was also a member of the board of directors of WCI Steel from December 2007 to October 2008. Mr. Anthony has more than 25 years of financial and operational management experience. From April 2005 to August 2007, Mr. Anthony was the executive vice president and chief financial officer of Dresser-Rand Group Inc., a global supplier of rotating equipment solutions to the oil, natural gas, petrochemical and processing industries. From May 2003 to April 2005, he served as chief financial officer of International Steel Group Inc. From 1979 to 2003, he worked at Bethlehem Steel Corporation, where he held various managerial and leadership positions. Mr. Anthony had been the vice president of finance and treasurer of Bethlehem from October 1999 to September 2001 and senior vice president and chief financial officer from October 2001 to its acquisition by International Steel in April 2003, where he assumed the role of chief financial officer and treasurer. Mr. Anthony also serves on the board of TechPrecision Corp (TPCS), where he is a member of the audit committee and chairman of the compensation committee. Mr. Anthony earned a bachelor of science in accounting from Pennsylvania State University, a masters of business administration from the Wharton School of the University of Pennsylvania and an A.M.P. from Harvard Business School. Mr. Anthony has extensive experience at multiple levels of financial control, planning and reporting and risk management for large corporate enterprises.

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

Henry Cornell has been a member of the Board since November 2006. Mr. Cornell is a Managing Director of Goldman, Sachs & Co. He is the Chief Operating Officer of Goldman Sachs’ Merchant Banking Division, which includes all of the firm’s corporate, real estate and infrastructure investment activities, and is a member of the global Merchant Banking Investment Committee. Mr. Cornell also serves on the board of directors of The First Marblehead Corporation, Kenan Advantage Group, Apple American Group, ProSight Specialty Insurance, Kinder Morgan, Inc. and USI Holdings Corporation. Mr. Cornell is the chairman of The Citizens Committee of New York City, treasurer and trustee of the Whitney Museum of American Art, a member of The Council on Foreign Relations, trustee emeritus of the Asia Society, trustee emeritus of the Japan Society and a member of Sotheby’s International Advisory Board. He earned a bachelor of arts from Grinnell College in 1976 and a juris doctorate from New York Law School in 1981. Mr. Cornell practiced law with the firm of Davis, Polk & Wardwell from 1981 to 1984 in New York and London. Mr. Cornell joined Goldman, Sachs & Co. in 1984. Mr. Cornell brings extensive experience in corporate investment, corporate governance and strategic planning including in the pipeline transportation and energy storage industries. He also has extensive experience serving on boards of directors of other significant companies including multinational companies in the energy industry.

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

John F. X. Daly has been a member of the Board since January 2007. Mr. Daly is a managing director in the Principal Investment Area of Goldman Sachs & Co., where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs & Co. From 1991 to 1997, Mr. Daly was a senior instructor of mechanical and aerospace engineering at Case Western Reserve University. He earned a bachelor of science and master of science in engineering from Case Western Reserve University and a masters in business administration from the Wharton School of Business at the University of Pennsylvania. Mr. Daly currently serves as a director of KAG Holding Corp., Fiberlink Communications Corp., Hawker Beechcraft, Inc. and U.S. Security Associates, Inc. In the past five years, Mr. Daly has also served on the boards of Cooper-Standard Automotive, Inc., Euramax Holdings, Inc. and IPC Systems, Inc. Mr. Daly has extensive experience in investment banking, corporate finance and strategic planning, including in the industrial and manufacturing sectors. He also has extensive experience serving on boards of directors of other significant companies, including multinational companies.

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

Gerard P. Krans has been a member of the Board since December 2009. Mr. Krans serves as the chief executive officer and chairman of the board of directors of Transmark Holdings N.V., a privately owned energy and oil services group, and Transmark Investments. Mr. Krans also serves on the board of directors of Royal Wagenborg and Crucell. From 2001 to 2007, Mr. Krans served as chairman of the board of directors of Royal van Zanten. From 1995 to 2000, Mr. Krans served on the executive board of VOPAK. From 1973 to 1995, Mr. Krans served in various positions with Royal Dutch Shell. Mr. Krans received university degrees in law, econometrics and taxation. Mr. Krans has extensive experience in strategic planning and corporate oversight, including in the energy, chemical and oil sectors.

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

The Board has determined that we are a “controlled company” under the rules of the NYSE and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements of the NYSE. Pursuant to the “controlled company” exception to the board of directors and committee composition requirements, we will be exempt from the rules that require that:

•	the Board be comprised of a majority of “independent directors”,

•	our compensation committee be comprised solely of “independent directors” and

•	we establish a nominating and corporate governance committee comprised solely of “independent directors” (as the rules of the NYSE define).

The “controlled company” exception does not modify the independence requirements for the audit committee. We intend to comply with the audit committee requirements of the Sarbanes-Oxley Act and the NYSE, which require that our audit committee be composed of at least one independent director at the closing of our initial public offering, a majority of independent directors within 90 days of our initial public offering and all independent directors within a year of our initial public offering.

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

Annual Cash Incentive

During the annual review of compensation plans, the Committee approves performance metrics and goals for annual cash incentive awards that the Company will pay in respect of performance during the relevant performance period, including to our named executive officers. As part of this review, the Committee approves target bonus percentages for persons eligible to receive annual incentive awards, subject to the terms of any employment agreements between the Company and executives. Each of the named executive officers had a target annual bonus for the 2011 performance year equal to 67% of his annual base salary. The target annual bonus percentages for each of Messrs. Lane, Braun, Churay and Underhill are set forth in their respective employment agreements with us. Although the employment agreements of Messrs. Lane and Underhill each provided for a target annual bonus percentage of 100% of base salary for 2011, as a result of economic conditions during late 2009 through early 2011 and the actual bonus payouts for 2009 and 2010, these executives agreed to a target annual bonus percentage of 67% for 2011. The payment of annual incentive awards for the 2011 performance year to our named executive officers depends on the achievement of three weighted performance metrics. Those metrics for the named executive officers were adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”); Adjusted EBITDA return on net assets (“Adjusted EBITDA RONA”), calculated as Adjusted EBITDA divided by the sum of accounts receivable, plus inventory, plus the LIFO reserve, plus property, plant & equipment, net, less accounts payable; and individualized key performance indicators (“KPIs”). Achievement of goals with respect to Adjusted EBITDA, Adjusted EBITDA RONA and KPIs constituted 70%, 20% and 10% of annual awards, respectively for Messrs Lane, Braun, Churay, Ittner and Underhill. While the Committee generally measures annual cash incentives in respect of performance of these metrics, the Committee may also exercise its discretion to adjust award payouts to meet business objectives.

For the 2011 performance year, we determined the Adjusted EBITDA and Adjusted EBITDA RONA performance goals by a budgeting process that involved an examination of our Company’s markets, customers and general outlook with respect to 2011. The Board approved the final budget. The 2011 Adjusted EBITDA and Adjusted EBITDA RONA performance goals for the named executive officers related to the consolidated performance of the Company. The 2011 consolidated Company Adjusted EBITDA goal was $282,099,000 and the Adjusted EBITDA RONA goal was 22.3%. No awards were payable with respect to the Adjusted EBITDA or Adjusted EBITDA RONA performance metrics unless at least 75% of the relevant performance goal was achieved. At 75% achievement of each of these performance metrics, there was a payout of 25% of each participant’s target annual incentive bonus related to the performance metric; this portion of the payout increased with respect to the performance metric in 3% increments for each additional percent of achievement up to full achievement of the relevant performance goal. Achievement of KPIs was determined on a discretionary basis. Upon full achievement of each of the performance metrics (Adjusted EBITDA, Adjusted EBITDA RONA and KPIs), 100% of the target annual incentive bonus could be paid. In 2011, the maximum award payable to our named executive officers was 110% of target if Adjusted EBITDA and Adjusted EBITDA RONA goals were exceeded, which is earned in 1% increments to the extent Adjusted EBITDA and Adjusted EBITDA RONA performance exceed 100%. KPIs are capped at a maximum payout of 100%. The Committee evaluates the achievement of the performance metrics on an annual basis in connection with awards to the named executive officers. In 2011, the Company exceeded its Adjusted EBITDA and Adjusted EBITDA RONA goals, generating Adjusted EBITDA of approximately $360.5 million and Adjusted EBITDA RONA of 24.1%. The amounts payable in respect of the Adjusted EBITDA metric was 110%, and the amount payable in the respect of the Adjusted EBITDA RONA metric was 108% of the annual target bonus (prior to application of performance attributable to KPIs).

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

In respect of performance during 2011, the named executive officers were paid 109% of their target annual incentive bonus. Messrs. Braun and Churay were paid a prorated amount based upon the length of time they were employed in 2011. The amounts the Company paid to the named executive officers as a result of their respective levels of performance are as follows: $509,334 for Mr. Lane; $51,540 for Mr. Braun; $83,677 for Mr. Churay; $272,858 for Mr. Ittner; and $363,810 for Mr. Underhill. As part of his negotiated offer of employment, the Company agreed to pay Mr. Braun a signing bonus of $350,000, consisting of $100,000 paid in 2011 on his first day of employment, with the balance payable in March 2012. Pursuant to the terms of his offer, this balance will be reduced by the $51,540 annual incentive bonus that he received for 2011. Mr. Braun must repay the signing bonus to the Company if he voluntarily leaves the Company or is terminated for cause within one year of his November 1, 2011 start date.

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

Name and Principal Position	Year	Salary ($)	Bonus	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Andrew R. Lane,	2011	700,000	—	509,334	1,351,800	3,869,971	—	12,422	6,443,527
Chairman, President and CEO	2010	700,000	—	399,000	—	—	—	12,422	1,111,422

James E. Braun,	2011	71,923	298,640	51,540	—	1,362,410	—	184	1,784,517
Executive Vice President and Chief Financial Officer(4)

Daniel J. Churay,	2011	131,365	—	83,677	—	596,888	—	39,610	851,540
Executive Vice President, General Counsel and Corporate Secretary(4)

Gary A. Ittner,	2011	375,000	—	272,858	—	113,533	5,552	23,019	789,962
Executive Vice President and Chief Administrative Officer	2010	375,000	—	213,750	—	—	4,348	74,812	667,910

James F. Underhill,	2011	500,000	—	363,810	—	113,533	6,478	14,702	998,523
Executive Vice President and Chief Operating Officer North America	2010	500,000	—	285,000	—	—	5,073	52,164	842,237

(1)	See “Compensation Discussion and Analysis—Annual Cash Incentive”.
(2)	See “Compensation Discussion and Analysis—Stock Options and Restricted Stock”. The amount in these columns represents the grant date fair value of the restricted stock and option awards, respectively, calculated pursuant to ASC Topic 718. In addition, in the third quarter of 2011 the Committee repriced the options granted to Mr. Lane in September 2008 to a $18.10 per share strike price. As a result, the incremental fair value with respect to such award, computed as of the repricing pursuant to ASC Topic 718, is also included in the 2011 option column for Mr. Lane. Assumptions used in the calculation of the 2011 amounts are included in Note 11 to our 2011 audited financial statements.
(3)	Amounts in this column for 2011 include:

•	Company matching contributions made to the McJunkin Red Man Corporation Retirement Plan of $9,800 for Messrs. Lane, Ittner and Underhill and $3,317 for Mr. Churay;

•	the imputed value for Company-provided group life insurance of $2,622, $184, $384, $4,902 and $4,902 for Messrs. Lane, Braun, Churay, Ittner and Underhill, respectively; and

•	reimbursement of relocation expenses made to Mr. Churay in accordance with his employment offer in the amount of $22,042, and tax and tax gross-up payments on those expenses of $13,867; and

•	tax and tax gross-up payments of $8,317 to Mr. Ittner related to relocation payments made in 2010.

(4)	As set forth in their employment agreements, Mr. Braun’s annual base salary is $425,000 and Mr. Churay’s annual base salary is $345,000. In this column, the salaries of Messrs. Braun and Churay are pro-rated based on their respective dates of hire in 2011. Pursuant to Mr. Braun’s offer of employment, he will receive a signing bonus of $350,000 less the value of his pro-rated 2011 annual incentive award of $51,540, for a total of $298,460. Mr. Braun must repay the signing bonus to the Company if he voluntarily leaves the Company or is terminated for cause within one year of his November 1, 2011 start date. The amount in the bonus column for Mr. Braun includes the portion of his signing bonus that the Company paid on Mr. Braun’s first day of employment. The remaining $198,460 will be paid to Mr. Braun in March 2012.

Grants of Plan-Based Awards in Fiscal Year 2011

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards($)	Grant Date Fair Value of Stock and Option Awards($)
Name	Threshold ($)(2)	Target ($)(3)	Maximum ($)(3)

Andrew R. Lane	117,250	469,000	511,210	—	—	—	—
	—	—	—	90,000	—	—	1,351,800
	—	—	—	—	226,864	18.10	1,864,792
						18.10	2,005,179	(4)
James E. Braun	11,865	47,458	51,730	—	—	—	—
	—	—	—	—	165,746	18.10	1,362,410
Daniel J. Churay	19,263	77,050	83,985	—	—	—	—
	—	—	—	—	66,577	18.10	455,716
					17,174	18.10	141,172
Gary A. Ittner	62,813	251,250	273,863	—	—	—	—
	—	—	—	—	13,812	18.10	113,533
James F. Underhill	83,750	335,000	365,150	—	—	—	—
	—	—	—	—	13,812	18.10	113,533

(1)	Estimated payouts to Messrs. Braun and Churay are pro-rated based on their respective dates of hire in 2011.
(2)	Under the annual incentive performance metrics and goals that the Committee approved for the 2011 performance period, no portion of the awards based on Adjusted EBITDA or Adjusted EBITDA RONA for each named executive officer were payable unless there is at least 75% achievement of those performance goals. At 75% achievement of each performance goal, there is a payout of 25% of a participant’s target annual incentive bonus with respect to the performance metric for which such achievement has occurred. The amounts in this column reflect 25% of the named executive officers’ target annual incentive bonuses for 2011.
(3)	Payouts for the Adjusted EBITDA and Adjusted EBITDA RONA performance goals increase in 3% increments for each additional percent of achievement beyond 75% up to full achievement of those annual goals. Upon full achievement of each of those performance goals and full achievement of KPIs, 100% of the target annual incentive bonus is paid. If performance goals for Adjusted EBITDA and Adjusted EBITDA RONA are exceeded, the maximum payment is 110% of target annual incentive. The maximum payment for KPI goals is 100%. The amounts in these columns reflect 100% and maximum payout of the named executive officers’ target annual incentive bonuses for 2011, in each case, assuming 100% achievement of KPIs.
(4)	In addition, in the third quarter of 2011 the Committee repriced the 879,464 options granted to Mr. Lane in September 2008 to a $18.10 per share strike price. As a result, the incremental fair value with respect to such award, computed as of the repricing, is included for Mr. Lane.

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

Annual Incentive Awards

Please see the section of the Compensation Discussion and Analysis titled “Annual Cash Incentive” for a discussion of the performance metrics and goals approved by the Committee for the 2011 performance year.

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

In the event of a termination without Cause (as defined in their respective agreements) or a resignation with good reason (as defined in their respective agreements), unvested stock options and unvested restricted stock held by the named executive officers (other than Mr. Lane) would be forfeited. As described above, under these circumstances the vesting of a pro rata portion of Mr. Lane’s unvested options would become accelerated. As of December 31, 2011, all stock options that Messrs. Braun, Churay and Underhill hold were unvested, all restricted stock that Mr. Lane holds was unvested, and 60% of options that Mr. Lane holds were unvested. As of December 31, 2011, profits units that Messrs. Ittner and Underhill hold were two-thirds vested. If we terminate the executive’s employment without Cause (as defined in their respective agreements) or upon an executive’s resignation for Good Reason (as defined in their respective agreements), the unvested profits units that Messrs. Ittner and Underhill hold would be forfeited pursuant to the PVF LLC Agreement.

The fully vested account in the McJunkin Red Man Corporation Nonqualified Deferred Compensation Plan that Messrs. Ittner and Underhill hold would become payable (subject to the requirements of Section 409A) upon a termination by us of the executive officer’s employment other than for Cause or the executive officer’s termination of employment for Good Reason.

In addition, each of the named executive officers would also be paid the value of any accrued but unused vacation time as of the termination date.

	Accrued Obligations ($)(1)	Base Salary Continuation ($)	Pro Rata Incentive ($)(2)	Value of Medical Benefits ($)	Value of Accelerated Vesting of Equity ($)(3)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	1,050,000	509,334	28,062	0	—	1,654,704
James E. Braun	32,693	425,000	51,540	18,276	—	—	527,509
Daniel J. Churay	26,539	345,000	83,677	18,708	—	—	473,924
Gary A. Ittner	50,481	—	272,858	—	—	134,136	457,475
James F. Underhill	57,691	500,000	363,810	18,708	—	156,493	1,096,702

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.
(2)	Each of the named executive officers has an annual target bonus of 67% of annual base salary for 2011. Assuming a termination date of December 31, 2011, each of the named executive officers would be entitled to receive 109% of his target annual incentive bonus, which would be pro-rated for Messrs. Braun and Churay.
(3)	In the case of Mr. Lane, the amount in this column represents the value of the pro-rata acceleration of the vesting of his stock options. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options (after taking into account the two-for-one reverse split of our common stock which occurred on February 29, 2012) As a result, there would be no value realized upon this accelerated vesting. The restricted stock award granted to Mr. Lane would not be subject to accelerated vesting under these circumstances. In the case of Messrs. Ittner and Underhill, all of their unvested profits units held as of December 31, 2011 would be forfeited as of that date. In addition, all unvested options held by named executive officers other than Mr. Lane as of December 31, 2011 would be forfeited as of that date.

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

Name	Accrued Obligations ($)(1)	Value of Accelerated Vesting of Equity ($)(2)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	2,081,500	—	2,148,808
James E. Braun	32,693	0	—	32,693
Daniel J. Churay	26,539	0	—	26,539
Gary A. Ittner	50,481	545,268	134,136	729,885
James F. Underhill	57,691	854,253	156,493	1,068,437

(1)	These amounts represent accrued but unused vacation times as of December 31, 2011.
(2)	In the case of Mr. Lane, the amount in this column includes the value of the pro-rata acceleration of the vesting of his unvested stock options and the full acceleration of vesting of his entire restricted stock award. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options. As a result, there would be no value realized upon this accelerated vesting. The value of the accelerated vesting of Mr. Lane’s restricted stock is based on the per share value of $18.10. In the case of Messrs. Ittner and Underhill, all of their profits units and stock options, and in the case of Messrs. Braun and Churay, stock options, held as of December 31, 2011 would become fully vested as of that date. With respect to profits units, the value realized upon such acceleration is based on the value of profits units in PVF Holdings as of December 31, 2011, which was $4,289.96 per unit. With respect to options, assuming a $18.10 value per share of the Company’s common stock, there would be no value realized upon this accelerated vesting.

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

Name	Accrued Obligations ($)(1)	Value of Accelerated Vesting of Equity ($)(2)	Deferred Compensation Account Balance ($)	Total ($)
Andrew R. Lane	67,308	2,081,500	—	2,148,808
James E. Braun	32,693	0	—	32,693
Daniel J. Churay	26,539	0	—	26,539
Gary A. Ittner	50,481	545,268	134,136	729,885
James F. Underhill	57,691	854,253	156,493	1,068,437

(1)	These amounts represent accrued but unused vacation time as of December 31, 2011.
(2)	In the case of Mr. Lane, the amount in this column includes the value of the pro-rata acceleration of the vesting of his unvested stock options and the full acceleration of vesting of his entire restricted stock award. There is currently no public market for the Company’s common stock. Therefore, it has been assumed that the per share market price of the Company’s common stock is $18.10 per share as of December 31, 2011, which is equal to the exercise price of these options. As a result, there would be no value realized upon this accelerated vesting. The value of the accelerated vesting of Mr. Lane’s restricted stock is based on the per share value of the Company’s stock as of December 31, 2011, which was $18.10. In the case of Messrs. Ittner and Underhill, all of their profits units and stock options, and in the case of Messrs. Braun and Churay, stock options, held as of December 31, 2011 would become fully vested as of that date. With respect to profits units, the value realized upon such acceleration is based on the value of profits units in PVF Holdings as of December 31, 2011, which was $4,289.96 per unit. With respect to options, assuming a $18.10 value per share of common stock, there would be no value realized upon this accelerated vesting.

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

The following table indicates the aggregate number of shares of our common stock subject to outstanding option awards and the number of stock awards that our non-employee directors held as of December 31, 2011 (after taking into account the two-for-one reverse split of our common stock which occurred on February 29, 2012):

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

2011 Omnibus Incentive Plan

Overview. We adopted the MRC Global Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”) in November 2011. The 2011 Plan will become effective in connection with the Company’s initial public offering, at which time the Committee also intends to terminate the 2007 Stock Option Plan and 2007 Restricted Stock Plan on a prospective basis and release any shares under those plans that have not yet been granted. The 2011 Plan would then be the primary plan pursuant to which we will grant equity-based awards and other long-term incentive awards. The following is a summary of the material terms of the Plan.

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

Additionally, under one master lease, Prideco, LLC leases approximately 35 trucks, cars and sports utility vehicles to us. All of these vehicles are used in our operations. Under the master lease, most vehicles are leased for a term of 36 months. The total rental amount under this lease was approximately $2.3 million in the year ended December 31, 2009, $1.4 million in the year ended December 31, 2010 and $0.5 million in the year ended December 31, 2011.

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

Name	Proceeds from Distributions Paid on Common Units	Proceeds from Distributions Paid on Profits Units	Total
Randy K. Adams	$6,131.28	$48,420.00	$54,551.28
Rhys J. Best(1)	$194,826.51	—	$194,826.51
Peter C. Boylan, III(2)	$389,653.01	—	$389,653.01
David Fox, III(3)	$1,975,013.20	—	$1,975,013.20
Ken Hayes	$82,772.33	$16,140.00	$98,912.33
Harry K. Hornish, Jr	$584,479.52	—	$584,479.52
Scott A. Hutchinson	$78,264.60	$20,982.00	$99,246.60
Rory M. Isaac	$195,160.51	$48,420.00	$243,580.51
Russell L. Isaacs	$137,300.00	—	$137,300.00
Gary A. Ittner	$39,299.30	$48,420.00	$87,719.30
Craig Ketchum(4)	$17,198,047.58	$48,420.00	$17,246,467.58
Kent Ketchum(5)	$6,878,317.54	$24,210.00	$6,902,527.54
Stephen W. Lake	$78,264.59	$16,140.00	$94,404.59
Jeffrey Lang	$38,965.30	$48,420.00	$87,385.30
Diana D. Morris	$19,482.65	—	$19,482.65
Dennis Niver	$333.99	$32,280.00	$32,613.99
Dee Paige	$77,930.60	$72,630.00	$150,560.60
James F. Underhill	$78,264.60	$75,858.00	$154,122.60
E. Gaines Wehrle(6)	$7,306,083.68	—	$7,306,083.68
H.B. Wehrle, III	$7,860,472.35	$48,420.00	$7,908,892.35
Stephen D. Wehrle	$6,627,379.72	$24,210.00	$6,651,589.72
Michael H. Wehrle	$7,095,097.13	—	$7,095,097.13
Martha G. Wehrle	$870,319.63	—	$870,319.63
Other Wehrle Family Members(7)	$34,345,051.70	—	$34,345,051.70
Other Ketchum Family Members(8)	$19,238,151.48	—	$19,238,151.48
All executive officers, directors and their immediate family members	$111,395,062.80	$572,970.00	$111,968,032.80

(1)	Mr. Best holds common units in PVF Holdings through a limited liability company which he controls.
(2)	Mr. Boylan holds common units in PVF Holdings through a limited liability company which he owns and controls.
(3)	The $1,975,013.20 that is indicated as being distributed on account of Mr. Fox’s common units (including common units) was distributed to a trust that Mr. Fox established. Of this sum, $993,087.61 was distributed with respect to common units and $81,345.60 was paid as a tax distribution with respect to restricted common units. The balance of this sum ($900,579.99) relates to proceeds of the dividend distributed with respect to restricted common units which are being held by PVF Holdings subject to vesting of the restricted common units.
(4)	Craig Ketchum was paid $17,197,713.60 in proceeds with respect to common units held by a limited liability company which he controls. Craig Ketchum received $333.99 in proceeds with respect to common units that he holds directly.
(5)	Kent Ketchum was paid $6,877,983.55 in proceeds with respect to common units held by a limited liability company which he controls. Kent Ketchum received $333.99 in proceeds with respect to common units that he holds directly.
(6)	The $7,306,083.68 that is indicated as being distributed with respect to Mr. Wehrle’s common units was distributed to a trust that Mr. Wehrle established.
(7)	As used in this table, “Other Wehrle Family Members” include the immediate family members of H.B. Wehrle, III, E. Gaines Wehrle, Stephen D. Wehrle and Michael H. Wehrle.
(8)	As used in this table, “Other Ketchum Family Members” include the immediate family members of Craig Ketchum and Kent Ketchum.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report:

1.	Financial Statements.

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 4, 2006, by and among McJunkin Corporation, McJ Holding Corporation and Hg Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.1.1	McJunkin Contribution Agreement, dated as of December 4, 2006, by and among McJunkin Corporation, McJ Holding LLC and certain shareholders of McJunkin Corporation (incorporated by reference to Exhibit 2.1.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.1.2	McApple Contribution Agreement, dated as of December 4, 2006, among McJunkin Corporation, McJ Holding LLC and certain shareholders of McJunkin Appalachian Oilfield Supply Company (incorporated by reference to Exhibit 2.1.2 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.2	Stock Purchase Agreement, dated as of April 5, 2007, by and between McJunkin Development Corporation, Midway-Tristate Corporation and the other parties thereto (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.2.1	Assignment Agreement, dated as of April 27, 2007, by and among McJunkin Development Corporation, McJunkin Appalachian Oilfield Supply Company, Midway-Tristate Corporation, and John A. Selzer, as Representative of the Shareholders (incorporated by reference to Exhibit 2.2.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.3	Stock Purchase Agreement, dated as of July 6, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., the Shareholders listed on Schedule 1 thereto, PVF Holdings LLC, and Craig Ketchum, as Representative of the Shareholders (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.3.1	Contribution Agreement, dated July 6, 2007, by and among McJ Holding LLC and certain shareholders of Red Man Pipe & Supply Co. (incorporated by reference to Exhibit 2.3.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.3.2	Amendment No. 1 to Stock Purchase Agreement, dated as of October 24, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., and Craig Ketchum, as Representative of the Shareholders (incorporated by reference to Exhibit 2.3.2 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

2.3.3	Joinder Agreement and Amendment No. 2 to the Stock Purchase Agreement, dated as of October 31, 2007, by and among West Oklahoma PVF Company, Red Man Pipe & Supply Co., PVF Holdings LLC, Craig Ketchum, as Representative of the Shareholders, and the other parties thereto (incorporated by reference to Exhibit 2.3.3 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MRC Global Inc (formerly known as McJunkin Red Man Holding Corporation) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

3.2	Bylaws of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

4.1	Indenture, dated as of December 21, 2009, by and among McJunkin Red Man Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

4.2	Form of 9.50% Senior Secured Notes due December 15, 2016 (included as part of Exhibit 4.1 above).

4.3	Exchange and Registration Rights Agreement, dated as of December 21, 2009, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, Goldman, Sachs & Co., Barclays Capital Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

4.4	Exchange and Registration Rights Agreement, dated as of February 11, 2010, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, Goldman, Sachs & Co. and Barclays Capital Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

4.5	Reaffirmation Agreement, dated as of February 11, 2010, by and among McJunkin Red Man Corporation, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), the subsidiary guarantors party thereto, and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.1	Loan, Security and Guarantee Agreement, dated June 14, 2011, between McJunkin Red Man Corporation, Midfield Supply ULC and the other parties thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on June 21, 2011).

10.2	Revolving Facility Agreement, dated September 17, 2010, between MRC Transmark Holdings UK Limited, HSBC Bank plc and the other parties thereto (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on July 1, 2011).

10.3	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) filed with the SEC on November 16, 2011).

10.4†	Employment Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.4.1†	Amendment to Employment Agreement by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane, dated February 23, 2011 (incorporated by reference to Exhibit 10.7.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.5*†	Amended and Restated Employment Agreement, dated as of December 5, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James Underhill (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.6†	Employment Agreement, dated as of September 10, 2009, by and between Transmark Fcx Limited and Neil P. Wagstaff (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.6.1†	Amendment to Employment Agreement by and between MRC Transmark Limited and Neil P. Wagstaff, dated February 23, 2011 (incorporated by reference to Exhibit 10.10.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.7†	Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC and McJunkin Red Man Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333- 153091), filed with the SEC on September 26, 2008).

10.8*†	Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) and Craig Ketchum (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.9†	2007 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.9.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.9.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents) (incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.9.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents) (incorporated by reference to Exhibit 10.9.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.10†	2007 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.14.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.11.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.12†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2007 Stock Option Plan (Canada) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.12.1*†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are parties to non-competition agreements) (incorporated by reference to Exhibit 10.19.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333- 153091), filed with the SEC on September 26, 2008).

Exhibit Number	Description

10.12.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are not parties to non-competition agreements) (incorporated by reference to Exhibit 10.19.2 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.13†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.14	Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Hg Acquisition Corp., McJunkin Red Man Corporation, and certain shareholders of McJunkin Red Man Corporation named therein (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.15	Management Stockholders Agreement, dated as of March 27, 2007, by and among PVF Holdings LLC, MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), and the other parties thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.15.1†	Amendment No. 1 to the Management Stockholders Agreement, dated as of December 21, 2007, executed by PVF Holdings LLC (incorporated by reference to Exhibit 10.22.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333- 153091), filed with the SEC on September 26, 2008).

10.15.2†	Amendment No. 2 to the Management Stockholders Agreement, dated as of December 26, 2007, executed by PVF Holdings LLC (incorporated by reference to Exhibit 10.22.2 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333- 153091), filed with the SEC on September 26, 2008).

10.16†	Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.16.1†	Amendment No. 1, dated as of December 18, 2007, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC (incorporated by reference to Exhibit 10.20.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.16.2†	Amendment No. 2, dated as of October 31, 2009, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC (incorporated by reference to Exhibit 10.20.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.17†	Subscription Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Andrew R. Lane, and PVF Holdings LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091),filed with the SEC on September 26, 2008).

10.18.1†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

Exhibit Number	Description

10.18.2†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Andrew R. Lane (incorporated by reference to Exhibit 10.23.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.18.3†	Second Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane (incorporated by reference to Exhibit 10.23.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.19†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of February 24, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane (incorporated by reference to Exhibit 10.24.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.19.1†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of June 1, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane (incorporated by reference to Exhibit 10.24.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.20†	Subscription Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Len Anthony, and PVF Holdings LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.20.1†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Len Anthony (incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.20.2†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony (incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.21†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

10.22†	Subscription Agreement, dated as of October 30, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), John A. Perkins, and PVF Holdings LLC (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.23†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and John A. Perkins (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333- 173035) filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.24†	Indemnification Agreement by and between the Company and Peter C. Boylan, III dated August 11, 2010 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035) filed with the SEC on March 24, 2011).

10.25†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Daniel J. Churay (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.26†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James E. Braun (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) filed with the SEC on November 16, 2011).

10.27†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2011 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.27 the Annual Report on Form 10-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) filed with the SEC on March 5, 2012).

10.27.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Option Agreement (incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.27.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.27.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.27.4†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980) filed with the SEC on January 12, 2012).

10.28†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) filed with the SEC on November 16, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of MRC Global Inc. filed with the SEC on March 5, 2012).

21.1	List of Subsidiaries of MRC Global Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of MRC Global Inc. filed with the SEC on March 5, 2012).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the indenture Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/S/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

Date: October 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ANDREW R. LANE	Chairman, President and Chief Executive	October 9, 2012
Andrew R. Lane	Officer (principal executive officer)

/S/ JAMES E. BRAUN	Executive Vice President and Chief	October 9, 2012
James E. Braun	Financial Officer (principal financial officer)

/S/ ELTON BOND	Senior Vice President and Chief	October 9, 2012
Elton Bond	Accounting Officer (principle accounting officer)

/S/ LEONARD M. ANTHONY	Director	October 9, 2012
Leonard M. Anthony

/S/ RHYS J. BEST	Director	October 9, 2012
Rhys J. Best

/S/ PETER C. BOYLAN, III	Director	October 9, 2012
Peter C. Boylan, III

/S/ HENRY CORNELL	Director	October 9, 2012
Henry Cornell

/S/ CHRISTOPHER A.S. CRAMPTON	Director	October 9, 2012
Christopher A.S. Crampton

/S/ JOHN F. DALY	Director	October 9, 2012
John F. Daly

/S/ CRAIG KETCHUM	Director	October 9, 2012
Craig Ketchum

/S/ GERARD P. KRANS	Director	October 9, 2012
Gerard P. Krans

Signature	Title	Date

/S/ DR. CORNELIS ADRIANUS LINSE	Director	October 9, 2012
Dr. Cornelis Adrianus Linse

/S/ JOHN A. PERKINS	Director	October 9, 2012
John A. Perkins

/S/ H.B. WEHRLE, III	Director	October 9, 2012
H.B. Wehrle, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young LLP

Charleston, West Virginia

March 5, 2012

except for Note 18, the date as to which is

October 9, 2012

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$28,984	$(51,824)	$(339,771)

Other comprehensive income (loss) before tax
Foreign currency translation adjustments	(7,616)	(3,233)	27,584
Pension related adjustments	635	(1,804)	651
Fair value of derivative instruments reclassified into earnings	—	—	28,078

Total other comprehensive income (loss) before tax	(6,981)	(5,037)	56,313
Income tax expense (benefit) related to components of other comprehensive income	697	(1,474)	(14,569)

Other comprehensive income (loss), net of tax	(6,284)	(6,511)	41,744

Comprehensive income (loss)	$22,700	$(58,335)	$(298,027)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2008	77,949	$779	$1,213,016	$(171,545)	$(55,089)	$987,161
Net loss	—	—	—	(339,771)	—	(339,771)
Foreign currency translation	—	—	—	—	23,434	23,434
Pension related adjustments, net of tax	—	—	—	—	651	651
Change in fair value of derivative instrument	—	—	—	—	1,761	1,761
Fair value of derivative instrument reclassified into earnings	—	—	—	—	15,898	15,898

Net comprehensive loss						(298,027)
Common stock issued for acquisition of Transmark Fcx	6,367	64	49,340	—	—	49,404
Equity contribution	21	—	500	—	—	500
Restricted stock vested during period	33	—	—	—	—	—
Repurchase of common stock	(2)	—	(70)	—	—	(70)
Dividends	—	—	—	(2,900)	—	(2,900)
Equity-based compensation expense	—	—	7,830	—	—	7,830

Balance at December 31, 2009	84,368	843	1,270,616	(514,216)	(13,345)	743,898
Net loss	—	—	—	(51,824)	—	(51,824)
Foreign currency translation	—	—	—	—	(4,707)	(4,707)
Pension related adjustments, net of tax	—	—	—	—	(1,804)	(1,804)

Net comprehensive loss						(58,335)
Equity contribution	11	—	200	—	—	200
Restricted stock vested during period	25	1	—	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	250	—	250
Equity-based compensation expense	—	—	3,744	—	—	3,744

Balance at December 31, 2010	84,404	844	1,274,560	(565,790)	(19,856)	689,758
Net income	—	—	—	28,984	—	28,984
Foreign currency translation	—	—	—	—	(6,919)	(6,919)
Pension related adjustments, net of tax	—	—	—	—	635	635

Net comprehensive income						22,700
Restricted stock vested during period	23	—	1	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	15	—	15
Equity-based compensation expense	—	—	8,385	—	—	8,385
Exercise of stock options	—	—	3	—	—	3

Balance at December 31, 2011	84,427	$844	$1,282,949	$(536,791)	$(26,140)	$720,862

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(In thousands)	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$28,984	$(51,824)	$(339,771)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:

Depreciation and amortization	17,046	16,579	14,516
Amortization of intangibles	50,652	53,852	46,575
Equity-based compensation expense	8,385	3,744	7,830
Deferred income tax (benefit) expense	(16,362)	2,673	(49,237)
Amortization of debt issuance costs	10,456	11,800	6,900
Write off of debt issuance costs	9,450	—	—
Increase (decrease) in LIFO reserve	73,703	74,557	(115,597)
Change in fair value of derivative instruments	(7,044)	4,926	(8,946)
Hedge termination	—	(25,038)	—
Provision for uncollectible accounts	433	(2,042)	994
Inventory write-down	—	362	46,491
Goodwill and other intangible asset impairment	—	—	386,100
Amortization and release of previously designated hedge from OCI	—	—	27,925
Net gain on early extinguishment of debt	—	—	(1,304)
Non-operating losses (gains) and other items not using (providing) cash	4,025	260	(573)
Changes in operating assets and liabilities:
Accounts receivable	(177,744)	(83,648)	311,613
Inventories	(182,173)	27,098	521,528
Income taxes	45,333	(12,278)	(79,827)
Other current assets	(35)	1,249	9,296
Accounts payable	36,550	85,074	(193,825)
Deferred revenue	(13,642)	1,071	(18,322)
Accrued expenses and other current liabilities	9,086	4,293	(66,874)

Net cash (used in) provided by operations	(102,897)	112,708	505,492

Investing activities
Purchases of property, plant and equipment	(18,056)	(14,307)	(16,698)
Proceeds from the disposition of property, plant & equipment	3,087	3,054	6,518
Acquisitions, net of cash acquired of $2,036, $781 and $42,989 for 2011, 2010, and 2009, respectively	(39,865)	(12,393)	(55,490)
Proceeds from the sale of assets held for sale	10,594	4,060	—
Other investment and notes receivable transactions	(3,795)	3,351	(1,266)

Net cash used in investing activities	(48,035)	(16,235)	(66,936)

Financing activities
Net proceeds (payments) on/from revolving credit facilities	150,428	(141,899)	(342,476)
Proceeds from issuance of senior secured notes	—	47,897	975,330
Payments on long-term obligations	—	—	(997,359)
Debt issuance costs paid	(9,836)	(4,386)	(26,875)
Proceeds from exercise of stock options	3	—	—
Cash equity contributions	—	200	500
Repurchase of common stock	—	—	(70)
Dividends paid	—	—	(2,900)

Net cash provided by (used in) financing activities	140,595	(98,188)	(393,850)

(Decrease) increase in cash	(10,337)	(1,715)	44,706
Effect of foreign exchange rate on cash	262	1,673	(567)
Cash—beginning of period	56,202	56,244	12,105

Cash—end of period	$46,127	$56,202	$56,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$124,039	$125,419	$78,398
Cash (received) paid for income taxes	$(1,051)	$(10,250)	$112,620

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

Use of Estimates:    The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We believe that our most significant estimates and assumptions are related to estimated losses on accounts receivable, the last-in, first-out (LIFO) inventory costing methodology, estimated realizable value on excess and obsolete inventories, goodwill, intangibles, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Reclassifications:    Certain immaterial amounts in the prior year’s statement of operations and statement of cash flows have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements:    In September 2011, the FASB issued Accounting Standards Update (ASU No. 2011-08), Testing for Goodwill Impairment, an amendment to ASC Topic 350, Intangibles – Goodwill and Other. Under this amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance for public entities is effective during interim or annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that ASU No. 2011-08 will have a material impact on our consolidated financial statements.

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

The consideration paid for these acquisitions has been allocated as follows (in millions):

	2011 Acquisition of MRC SPF and VSC	2010 Acquisition of South Texas and Dresser	2009 Acquisition of Transmark Fcx Group BV
Cash consideration paid	$41.9	$13.2	$98.5
Value of common stock issued	—	—	49.4

Total consideration	$41.9	$13.2	$147.9

Net assets acquired:
Cash	$2.0	$0.7	$43.0
Accounts receivable	24.6	7.1	71.9
Inventory	35.4	7.3	65.1
Other current assets	2.5	—	11.4
Fixed assets	5.9	0.9	11.1
Other assets	0.8	0.1	11.2
Customer base intangibles	4.9	—	43.0
Trade name	2.3	—	14.0
Sales order backlog	—	—	6.0
Goodwill	14.3	3.6	44.4
Accounts payable	(20.3)	(5.5)	(47.2)
Accrued expenses	(6.5)	(0.6)	(22.0)
Income taxes payable	—	—	(6.8)
Deferred income taxes	(2.2)	—	(12.8)
Debt	(17.9)	—	(80.2)
Other liabilities	(3.9)	(0.4)	(4.2)

	$41.9	$13.2	$147.9

Goodwill deductible for tax purposes	No	No	No

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	2011	December 31, 2010	2009
Allowance for doubtful accounts
Beginning balance	$4,451	$8,790	$9,915
Net charge-offs	(69)	(2,297)	(2,119)
Provision	433	(2,042)	994

Ending balance	$4,815	$4,451	$8,790

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

Redemption and Repurchase.    At any time prior to December 15, 2012 and subject to certain conditions, McJunkin Red Man Corporation may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes issued under the Indenture at a redemption price of 109.50%, plus accrued and unpaid interest, with the cash proceeds of certain qualifying equity offerings. Additionally, at any time prior to December 15, 2012, McJunkin Red Man Corporation may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100%, plus any accrued and unpaid interest, and plus a make-whole premium. On or after December 15, 2012, McJunkin Red Man Corporation may redeem all or a part of the Notes upon not less than 15 nor more than to 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

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

At December 31, 2011, we classified $11.6 million of short-term debt as long term. Settlement of these obligations is not expected to require the use of working capital in 2012, as we have the ability and intent to refinance the debt on a long term basis.

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

Reverse Stock Split

On February 29, 2012, our Board of Directors and our shareholders approved a two-for-one reverse stock split which reduced the number of shares by one half. All share and per share amounts have been adjusted to retroactively reflect this change. In connection with the reverse stock split, the number of authorized shares was reduced from 800 million to 400 million.

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

NOTE 11—EMPLOYEE BENEFIT PLANS

Stock Option and Restricted Stock Plans: The 2007 Stock Option Plan permits the grant of stock options to our employees, directors and consultants for up to 3.8 million shares of new common stock. The options may not be granted at prices less than their fair value on the date of the grant, nor for a term exceeding ten years. Vesting generally occurs over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. One of the key inputs into the Black-Scholes option pricing model is the fair value of the Company’s common equity. The Company determined the fair value of its common stock by a combination of consistently applied valuation procedures based on an internally prepared discounted cash flow analysis and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses.

The Company’s Board of Directors periodically grants stock options to directors and employees. In June 2011, 133,156 stock options were granted to two new employees with an exercise price $15.02. In August 2011, 66,577 stock options were granted to one new employee with an exercise price of $15.02. In September 2011, 23,301 stock options were issued to new employees with an exercise price of $15.02. In November 2011, as part of an annual issuance, the Board granted 764,935 stock options to a broad group of employees with an exercise price of $18.10. In addition, as more fully described below, in 2011 we modified the exercise price of a total of 1,865,118 stock options, which were treated as forfeitures and new grants.

Under the terms of the restricted stock plan, up to 500,000 shares of restricted stock may be granted at the direction of the Board of Directors and vesting generally occurs in one-fourth increments on the first, second, third, and fourth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. The fair value of the restricted stock was based on the fair value of our stock on the date of issuance determined by an internally prepared discounted cash flow analysis and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period. In August of 2011, 90,000 shares of restricted stock were issued to one employee. The fair value of each restricted share was $15.02.

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

NOTE 12—RELATED-PARTY TRANSACTIONS

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

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”), as well as certain employees and former Midfield shareholders. We lease equipment and vehicles from Prideco. Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2019 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

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

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$31,311	$480
2013	26,014	532
2014	18,792	524
2015	13,609	313
2016	8,070	268
Thereafter	16,812	1,206

	$114,608	$3,323

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

Product Claims.    From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Condensed Consolidated Balance Sheets

(in millions)

	December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$0.1	$4.8	$0.2	$41.0	$—	$46.1
Accounts receivable, net	0.7	585.9	—	204.7	—	791.3
Inventory, net	—	682.1	—	217.0	—	899.1
Income taxes receivable	0.8	28.5	—	—	(29.3)	—
Other current assets	—	2.2	2.1	7.1	—	11.4

Total current assets	1.6	1,303.5	2.3	469.8	(29.3)	1,747.9
Investment in subsidiaries	718.0	607.1	—	—	(1,325.1)	—
Intercompany receivable	7.3	258.3	561.3	—	(826.9)	—
Other assets	—	31.8	0.1	7.3	—	39.2
Fixed assets, net	—	45.2	19.6	42.6	—	107.4
Goodwill	—	512.0	—	49.3	—	561.3
Other intangible assets, net	—	707.2	—	64.7	—	771.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Trade accounts payable	$—	$328.1	$2.5	$149.0	$—	$479.6
Accrued expenses	0.2	63.1	12.4	33.3	—	109.0
Income taxes payable	—	—	37.1	4.2	(29.3)	12.0
Deferred revenue	—	3.7	—	0.7	—	4.4
Deferred income taxes	—	71.0	(0.6)	(2.2)	—	68.2

Total current liabilities	0.2	465.9	51.4	185.0	(29.3)	673.2
Long-term debt, net	—	1,469.8	—	56.9	—	1,526.7
Intercompany payable	—	530.2	—	296.7	(826.9)	—
Deferred income Taxes	5.7	269.7	1.0	12.6	—	289.0
Other liabilities	0.1	11.5	0.2	6.1	—	17.9
Shareholders’ equity	720.9	718.0	530.7	76.4	(1,325.1)	720.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

	December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash	$1.1	$4.4	$—	$50.7	$—	$56.2
Accounts receivable, net	0.7	447.1	—	148.6	—	596.4
Inventory, net	—	625.4	—	140.0	—	765.4
Income taxes receivable	1.0	89.8	—	1.9	(60.1)	32.6
Other current assets	—	2.7	2.1	5.4	—	10.2

Total current assets	2.8	1,169.4	2.1	346.6	(60.1)	1,460.8
Investment in subsidiaries	686.6	478.3	—	—	(1,164.9)	—
Intercompany receivable	6.5	88.7	480.2	—	(575.4)	—
Other assets	—	49.3	0.1	9.7	—	59.1
Fixed assets, net	—	46.3	19.9	38.5	—	104.7
Goodwill	—	509.5	—	39.9	—	549.4
Other intangible assets, net	—	747.3	—	69.9	—	817.2

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Trade accounts payable	$—	$306.5	$1.1	$119.0	$—	$426.6
Accrued expenses	0.1	67.2	11.1	24.4	—	102.8
Income taxes payable	—	—	60.1	—	(60.1)	—
Deferred revenue	—	17.4	—	0.7	—	18.1
Deferred income taxes	—	73.2	(0.6)	(2.0)	—	70.6

Total current liabilities	0.1	464.3	71.7	142.1	(60.1)	618.1
Long-term debt, net	—	1,314.3	—	45.9	—	1,360.2
Intercompany payable	—	327.6	—	247.8	(575.4)	—
Deferred Taxes	5.7	285.4	2.3	9.7	—	303.1
Other liabilities	0.4	10.6	1.1	8.0	—	20.1
Shareholders’ equity	689.7	686.6	427.2	51.1	(1,164.9)	689.7

	$695.9	$3,088.8	$502.3	$504.6	$(1,800.4)	$2,991.2

Condensed Consolidated Statements of Income

(in millions)

	Year Ended December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$3,849.2	$—	$983.2	$—	$4,832.4
Cost of sales	—	3,336.6	4.1	783.5	—	4,124.2

Gross margin	—	512.6	(4.1)	199.7	—	708.2

Operating expenses	1.0	263.5	85.7	163.4	—	513.6
Operating (loss) income	(1.0)	249.1	(89.8)	36.3	—	194.6
Other (expense) income	—	(364.3)	256.6	(31.1)	—	(138.8)

(Loss) income before taxes	(1.0)	(115.2)	166.8	5.2	—	55.8
Equity in earnings of subsidiary	29.2	101.5	—	—	(130.7)	—
Income tax (benefit)	(0.8)	(42.9)	62.5	8.0	—	26.8

Net (loss) income	$29.0	$29.2	$104.3	$(2.8)	$(130.7)	$29.0

	Year Ended December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$3,124.8	$—	$726.7	$(6.0)	$3,845.5
Cost of sales	—	2,742.1	3.8	587.5	(6.0)	3,327.4

Gross margin	—	382.7	(3.8)	139.2	—	518.1
Operating expenses	1.7	244.8	78.5	126.7	—	451.7

Operating (loss) income	(1.7)	137.9	(82.3)	12.5	—	66.4
Other (expense) income	—	(266.2)	153.0	(28.4)	—	(141.6)

(Loss) income before taxes	(1.7)	(128.3)	70.7	(15.9)	—	(75.2)
Equity in earnings of subsidiary	(51.1)	29.2	—	—	21.9	—
Income tax (benefit)	(1.0)	(48.0)	27.4	(1.8)	—	(23.4)

Net (loss) income	$(51.8)	$(51.1)	$43.3	$(14.1)	$21.9	$(51.8)

	Year Ended December 31, 2009
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Sales	$—	$3,215.6	$—	$448.3	$(2.0)	$3,661.9
Cost of sales	—	2,690.1	2.6	376.7	(2.0)	3,067.4
Inventory write-down	—	44.1	—	2.4	—	46.5

Gross margin	—	481.4	(2.6)	69.2	—	548.0
Operating expenses	1.2	248.5	89.4	72.5	—	411.6
Goodwill and intangible impairment	—	317.1	—	69.0	—	386.1

Operating (loss) income	(1.2)	(84.2)	(92.0)	(72.3)	—	(249.7)
Other (expense) income	(6.2)	(383.3)	293.5	(9.1)	—	(105.1)

(Loss) income before taxes	(7.4)	(467.5)	201.5	(81.4)	—	(354.8)
Equity in earnings of subsidiary	(334.7)	47.9	—	—	286.8	—
Income tax (benefit)	(2.3)	(84.9)	75.8	(3.6)	—	(15.0)

Net (loss) income	$(339.8)	$(334.7)	$125.7	$(77.8)	$286.8	$(339.8)

Condensed Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total

Net Income	$29.0	$29.2	$104.3	$(2.8)	$(130.7)	$29.0
Other Comprehensive Income	(6.3)	(6.3)	—	(5.1)	11.4	(6.3)

Comprehensive Income	$22.7	$22.9	$104.3	$(7.9)	$(119.3)	$22.7

	Year Ended December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net Income	(51.8)	(51.1)	43.3	(14.1)	21.9	(51.8)
Other Comprehensive Income	(6.5)	(6.5)	—	(1.4)	7.9	(6.5)

Comprehensive Income	(58.3)	(57.6)	43.3	(15.5)	29.8	(58.3)

	Year Ended December 31, 2009
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Net Income	(339.8)	(334.7)	125.7	(77.8)	286.8	(339.8)
Other Comprehensive Income	41.8	41.8	—	18.7	(60.5)	41.8

Comprehensive Income	(298.0)	(292.9)	125.7	(59.1)	226.3	(298.0)

Condensed Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31, 2011
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.8)	$(147.5)	$7.1	$38.3	$—	$(102.9)
Investing activities	(0.2)	1.2	(6.9)	(42.1)	—	(48.0)
Financing activities	—	144.2	—	(3.6)	—	140.6

Increase (decrease) in cash	(1.0)	(2.1)	0.2	(7.4)	—	(10.3)
Effect of exchange rate on cash	—	2.5	—	(2.3)	—	0.2
Cash – beginning of period	1.1	4.4	—	50.7	—	56.2

Cash – end of period	$0.1	$4.8	$0.2	$41.0	$—	$46.1

	Year Ended December 31, 2010
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.2)	$32.6	$5.5	$74.8	$—	$112.7
Investing activities	0.6	(13.6)	(5.5)	2.3	—	(16.2)
Financing activities	0.3	(15.8)	—	(82.7)	—	(98.2)

Increase (decrease) in cash	0.7	3.2	—	(5.6)	—	(1.7)
Effect of exchange rate on cash	—	(4.0)	—	5.7	—	1.7
Cash – beginning of period	0.4	5.2	—	50.6	—	56.2

Cash – end of period	$1.1	$4.4	$—	$50.7	$—	$56.2

	Year Ended December 31, 2009
	Parent	Issuer	Guarantors	Non- Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(9.2)	$480.7	$4.8	$29.2	$—	$505.5
Investing activities	(0.2)	(106.3)	(4.9)	44.5	—	(66.9)
Financing activities	9.8	(377.1)	—	(26.6)	—	(393.9)

Increase (decrease) in cash	0.4	(2.7)	(0.1)	47.1	—	44.7
Effect of exchange rate on cash	—	1.4	—	(2.0)	—	(0.6)
Cash—beginning of period	—	6.5	0.1	5.5	—	12.1

Cash—end of period	$0.4	$5.2	$—	$50.6	$—	$56.2

NOTE 17—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in thousands, except per share amounts):

	First	Second	Third	Fourth	Year
2011
Revenues	$991.8	$1,168.0	$1,366.2	$1,306.4	$4,832.4
Gross margin	147.0	172.7	201.1	187.4	708.2
Net income (loss)	(1.1)	4.7	21.9	3.5	29.0
EPS:
Basic	$(0.01)	$0.06	$0.26	$0.04	$0.34
Diluted	$(0.01)	$0.06	$0.26	$0.04	$0.34
2010
Revenues	$858.3	$926.9	$1,025.5	$1,034.8	$3,845.5
Gross margin	129.5	117.4	136.8	134.4	518.1
Net loss	(11.9)	(15.9)	(10.5)	(13.5)	(51.8)
EPS:
Basic	$(0.14)	$(0.19)	$(0.12)	$(0.16)	$(0.61)
Diluted	$(0.14)	$(0.19)	$(0.12)	$(0.16)	$(0.61)

NOTE 18 – RETROSPECTIVE APPLICATION OF ACCOUNTING PRINCIPLE

Our consolidated financial statements for each of the three years in the period ended December 31, 2011 have been updated to reflect the retrospective application of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. In addition to the inclusion of a consolidated statement of comprehensive income, the condensed guarantor and non-guarantor financial statements appearing in Note 16 have been revised to include condensed consolidated statements of comprehensive income.