Form 10-Q
period 2012-09-30
MRC GLOBAL INC.
filed 2012-10-29
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”. There were 101,497,000 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of October 26, 2012.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$36,839	$46,127
Accounts receivable, net	929,740	791,280
Inventories, net	1,035,861	899,064
Other current assets	17,563	11,437

Total current assets	2,020,003	1,747,908

Other assets	38,569	39,212

Property, plant and equipment, net	120,885	107,430

Intangible assets:
Goodwill, net	580,367	561,270
Other intangible assets, net	743,418	771,867

	1,323,785	1,333,137

	$3,503,242	$3,227,687

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$521,818	$479,584
Accrued expenses and other current liabilities	134,550	108,973
Income taxes payable	17,936	11,950
Deferred revenue	2,536	4,450
Deferred income taxes	65,699	68,210

Total current liabilities	742,539	673,167

Long-term obligations:
Long-term debt, net	1,267,971	1,526,740
Deferred income taxes	288,234	288,985
Other liabilities	16,693	17,933

	1,572,898	1,833,658

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized, 101,493 and 84,427 issued and outstanding, respectively	1,015	844
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,622,423	1,282,949
Retained (deficit)	(412,388)	(536,791)
Accumulated other comprehensive loss	(23,245)	(26,140)

	1,187,805	720,862

	$3,503,242	$3,227,687

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Sales	$1,451,114	$1,366,202	$4,264,125	$3,526,054
Cost of sales	1,173,916	1,165,076	3,508,686	3,005,264

Gross profit	277,198	201,126	755,439	520,790

Selling, general and administrative expenses	154,955	134,685	452,528	376,094

Operating income	122,243	66,441	302,911	144,696

Other income (expense):
Interest expense	(28,177)	(34,348)	(92,621)	(102,372)
Loss on early extinguishment of debt	(10,322)	—	(21,746)	—
Write off of debt issuance costs	—	—	(1,685)	(9,450)
Change in fair value of derivative instruments	845	1,768	1,770	5,260
Other, net	1,232	(821)	3,554	241

	(36,422)	(33,401)	(110,728)	(106,321)

Income before income taxes	85,821	33,040	192,183	38,375
Income tax expense	30,280	11,167	67,783	12,952

Net income	$55,541	$21,873	$124,400	$25,423

Basic earnings per common share	$0.55	$0.26	$1.31	$0.30
Diluted earnings per common share	$0.54	$0.26	$1.31	$0.30
Weighted-average common shares, basic	101,490	84,418	94,768	84,417
Weighted-average common shares, diluted	102,029	84,657	95,185	84,619

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2012	2011	2012	2011
Net income	$55,541	$21,873	$124,400	$25,423

Other comprehensive income (loss)	12,151	(15,679)	2,895	(2,449)

Comprehensive income	$67,692	$6,194	$127,295	$22,974

See notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2012	2011
Operating activities
Net income	$124,400	$25,423
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	13,180	12,819
Amortization of intangibles	37,184	37,799
Equity-based compensation expense	5,859	6,264
Deferred income tax benefit	(3,463)	(14,099)
Amortization of debt issuance costs	7,088	8,057
Write off of debt issuance costs	1,685	9,450
Loss on early extinguishment of debt	21,746	—
Increase in LIFO reserve	3,080	46,000
Change in fair value of derivative instruments	(1,770)	(5,260)
Provision for uncollectible accounts	3,936	733
Other non-cash items	5,218	3,663
Changes in operating assets and liabilities:
Accounts receivable	(105,234)	(223,475)
Inventories	(78,889)	(112,100)
Income taxes payable	5,867	16,911
Other current assets	(5,836)	83
Accounts payable	9,562	78,624
Deferred revenue	(1,976)	(13,975)
Accrued expenses and other current liabilities	24,130	28,135

Net cash provided by (used in) operations	65,767	(94,948)

Investing activities
Purchases of property, plant and equipment	(21,002)	(10,068)
Proceeds from the disposition of property, plant and equipment	2,451	1,511
Acquisitions, net of cash acquired of $0 and $1,900 for 2012 and 2011, respectively	(89,893)	(39,865)
Proceeds from the sale of assets held for sale	—	10,594
Other investment and notes receivable transactions	(3,979)	(246)

Net cash used in investing activities	(112,423)	(38,074)

Financing activities
Proceeds from the sale of common stock	333,342	—
Net (payments) proceeds from/on revolving credit facilities	(46,219)	125,708
Purchase of senior secured notes	(205,003)	—
Payments on long-term obligations	(31,456)	—
Debt issuance costs paid	(7,930)	(9,690)
Proceeds from exercise of stock options	51	3
Tax benefit of stock options	422	—

Net cash provided by financing activities	43,207	116,021

Decrease in cash	(3,449)	(17,001)
Effect of foreign exchange rate on cash	(5,839)	2,246
Cash – beginning of period	46,127	56,202

Cash – end of period	$36,839	$41,447

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,368	$67,035
Cash paid for income taxes	$66,190	$8,639

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2012. We have derived our condensed consolidated balance sheet as of December 31, 2011 from the audited financial statements for the year ended December 31, 2011. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011.

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

Recently Issued Accounting Standards: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2013 and early adoption is permitted. We do not believe that ASU No. 2012-02 will have a material impact on our consolidated financial statements.

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

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods inventory at average cost:
Energy carbon steel tubular products(1)	$449,718	$488,938
Valves, fittings, flanges and all other products	785,650	601,706

	1,235,368	1,090,644
Less: Excess of average cost over LIFO cost (LIFO reserve)	(178,202)	(175,122)
Less: Other inventory reserves	(21,305)	(16,458)

	$1,035,861	$899,064

(1)	Oil country tubular goods (OCTG) were $110.2 and $161.9 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 4 – LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2012	2011
9.50% senior secured notes due 2016, net of discount of $12,788 and $18,358	$848,532	$1,031,642
Global ABL Facility	409,624	—
ABL Credit Facility	—	456,411
MRC Transmark term loan facility	—	30,824
Other	9,815	7,863

	1,267,971	1,526,740
Less current portion	—	—

	$1,267,971	$1,526,740

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

The facility initially bore interest at LIBOR plus a margin of 1.75%; from and after September 1, 2012 the margin became variable between 1.50% and 2.00% based on our fixed charge coverage ratio. At September 30, 2012, the margin was 1.50%.

Senior Secured Notes Purchases: In a series of transactions from June to September 2012, we purchased in the open market $188.7 million in principal amount of the Company’s 9.50% senior secured notes due 2016 for $205.0 million. The purchases were funded with borrowings under the Company’s Global ABL Facility, and the weighted average price of these purchases was $108.65 per $100 of principal amount. We incurred a pre-tax loss on the purchase of the senior secured notes of $21.7 million related to the purchase premium, the write off of unamortized deferred financing costs and the write off of original issue discount.

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

All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$—	$401	$—	$144
Interest rate contracts(1)	—	—	—	2,010

(1)	Included in “Accrued expenses and other current liabilities” in our consolidated balance sheets. The total notional amount of our interest rate swaps was $0 and approximately $519 million at September 30, 2012 and December 31, 2011, respectively. The total notional amount of our forward foreign exchange contracts was approximately $84 million and $39 million at September 30, 2012 and December 31, 2011, respectively.

The table below provides data about the amount of net gains (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$2,023	$2,010	$5,037
Foreign exchange forward contracts	845	(255)	(240)	223

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

In April 2012, we completed the initial public offering of 22,727,273 shares of common stock at a public offering price of $21.00 per share. In connection with the offering, MRC Global Inc. sold 17,045,455 shares resulting in aggregate net proceeds to us of approximately $333.3 million after underwriting discounts and offering expenses. A selling stockholder sold the remaining 5,681,818 shares. The $333.3 million of proceeds were used to repay amounts outstanding under the Global ABL Facility.

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

Under the terms of our 2007 Restricted Stock Plan, up to 500,000 shares of restricted stock could have been granted at the direction of the Board of Directors and vesting generally occurred in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. Fair value is based on the fair value of our stock on the date of issuance. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

Under the 2007 Stock Option Plan, 381,698 stock options with exercise prices ranging from $22.10 to $24.96 were modified in May 2012. The exercise price of these options was changed to $21.05. The impact of the modification will be to increase stock based compensation expense over the remaining vesting period of the modified options. In January 2012, 14,451 shares of restricted stock vested. In February 2012, 15,561 shares of restricted stock were granted to two members of our Board of Directors. During the first nine months of 2012, 5,613 stock options were exercised and no stock options were granted under this plan.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. From May through August 2012, 1,064,761 stock options were granted under this plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Currency translation adjustments	$(22,727)	$(25,622)
Pension related adjustments	(518)	(518)

Accumulated other comprehensive loss	$(23,245)	$(26,140)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net income	$55,541	$21,873	$124,400	$25,423

Average basic shares outstanding	101,490	84,418	94,768	84,417
Effect of dilutive securities	539	239	417	202

Average diluted shares outstanding	102,029	84,657	95,185	84,619

Net income per share:
Basic	$0.55	$0.26	$1.31	$0.30
Diluted	$0.54	$0.26	$1.31	$0.30

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the three months ended September 30, 2012 and 2011, our anti-dilutive stock options approximated 1.8 million and 1.5 million, respectively. For the nine months ended September 30, 2012 and 2011, our anti-dilutive stock options approximated 2.3 million and 1.5 million, respectively. There was no anti-dilutive restricted stock for the three and nine months ended September 30, 2012 and 2011.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Sales
North America	$1,297.5	$1,261.9	$3,837.5	$3,287.4
International	153.6	104.3	426.6	238.7

Consolidated sales	$1,451.1	$1,366.2	$4,264.1	$3,526.1

Depreciation and amortization
North America	$3.4	$3.8	$9.8	$10.8
International	1.2	0.9	3.4	2.0

Total depreciation and amortization expense	$4.6	$4.7	$13.2	$12.8

Amortization of intangibles
North America	$10.6	$11.1	$31.9	$33.4
International	1.8	1.6	5.3	4.4

Total amortization of intangibles expense	$12.4	$12.7	$37.2	$37.8

Operating income
North America	$114.2	$63.0	$282.6	$135.6
International	8.0	3.4	20.3	9.1

Total operating income	122.2	66.4	302.9	144.7

Interest expense	(28.2)	(34.3)	(92.6)	(102.4)
Other expense, net	(8.2)	0.9	(18.1)	(4.0)

Income before income taxes	$85.8	$33.0	$192.2	$38.3

	September 30,	December 31,
	2012	2011
Total assets
North America	$3,098.5	$2,923.3
International	404.7	304.4

Total assets	$3,503.2	$3,227.7

Our net sales by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Type	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Energy carbon steel tubular products:
Line pipe	$294,599	$299,445	$879,305	$729,997
Oil country tubular goods	186,367	231,974	600,955	593,058

	$480,966	$531,419	$1,480,260	$1,323,055

Valves, fittings, flanges and other products:
Valves, specialty products, and automation	$373,512	$310,620	$1,073,435	$854,736
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	311,162	252,332	887,678	641,287
Other	285,474	271,831	822,752	706,976

	$970,148	$834,783	$2,783,865	$2,202,999

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

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	$401	$—	$401	$—

December 31, 2011
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	$144	$—	$144	$—
Interest rate swap agreements	2,010	—	2,010	—

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The fair value of our debt was $1.336 billion and $1.542 billion at September 30, 2012 and December 31, 2011, respectively. We estimated the fair value of the senior secured notes using quoted market prices as of September 30, 2012 and December 31, 2011. The carrying values of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of September 30, 2012, we are a defendant in lawsuits involving approximately 1,072 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through September 30, 2012, lawsuits involving 11,950 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2011, approximately $1.8 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material adverse effect on our business, financial condition or results of operations.

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

Since April 2011, the parties have been engaged in informal settlement discussions. NiSource has asserted that the Company and PolyPipe are liable for the costs of finding the allegedly defective pipe. Under its contract with NiSource, the Company is not liable for consequential damages. The Company believes that this applies to damages such as finding the allegedly defective pipe. To the extent that pipe is actually defective, the Company may be liable under its warranty to replace the defective pipe. The Company believes that PolyPipe, as the manufacturer of the pipe, is ultimately liable for any manufacturing defects.

Although negotiations are ongoing, on September 10, 2012, PolyPipe reinstituted its previously filed suit in the District Court in Cooke County, Texas for a declaratory judgment against MRC and NiSource. In this proceeding, PolyPipe asked the court to hold that PolyPipe is not liable for any costs associated with locating, repairing or replacing pipe that could have been avoided in the exercise of reasonable care. On October 1, 2012, MRC filed its answer and instituted a counter-claim against PolyPipe for breach of express and implied warranties, breach of contract, and statutory and common law indemnity. NiSource also filed its answer and motion to transfer venue to Harris County, Texas from Cooke County, Texas.

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

Condensed Consolidated Balance Sheets

(in millions)

	September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Cash	$—	$7.1	$—	$29.7	$—	$36.8
Accounts receivable, net	0.7	657.2	—	271.8	—	929.7
Inventory, net	—	707.8	—	328.1	—	1,035.9
Income taxes receivable	10.8	35.8	—	—	(46.6)	—
Other current assets	0.1	3.4	1.7	12.4	—	17.6

Total current assets	11.6	1,411.3	1.7	642.0	(46.6)	2,020.0

Investment in subsidiaries	852.1	862.3	—	—	(1,714.4)	—
Intercompany receivable	330.1	321.2	750.5	1.8	(1,403.6)	—
Other assets	—	32.4	0.1	6.1	—	38.6
Property, plant and equipment, net	—	43.1	25.3	52.5	—	120.9
Goodwill	—	512.0	—	68.3	—	580.3
Other intangible assets, net	—	677.2	—	66.2	—	743.4

	$1,193.8	$3,859.5	$777.6	$836.9	$(3,164.6)	$3,503.2

Trade accounts payable	$0.1	$348.9	$3.2	$169.6	$—	$521.8
Accrued expenses	0.2	81.0	12.8	40.6	—	134.6
Income taxes payable	—	—	60.5	4.0	(46.6)	17.9
Deferred revenue	—	1.0	—	1.5	—	2.5
Deferred income taxes	—	68.6	(0.6)	(2.3)	—	65.7

Total current liabilities	0.3	499.5	75.9	213.4	(46.6)	742.5

Long-term debt, net	—	1,199.4	—	68.6	—	1,268.0
Intercompany payable	—	1,025.5	—	378.1	(1,403.6)	—
Deferred income taxes	5.7	272.4	(2.0)	12.1	—	288.2
Other liabilities	—	10.6	0.1	6.0	—	16.7

Stockholders’ equity	1,187.8	852.1	703.6	158.7	(1,714.4)	1,187.8

	$1,193.8	$3,859.5	$777.6	$836.9	$(3,164.6)	$3,503.2

	December 31, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Cash	$0.1	$4.8	$0.2	$41.0	$—	$46.1
Accounts receivable, net	0.7	585.9	—	204.7	—	791.3
Inventory, net	—	682.1	—	217.0	—	899.1
Income taxes receivable	0.8	28.5	—	—	(29.3)	—
Other current assets	—	2.2	2.1	7.1	—	11.4

Total current assets	1.6	1,303.5	2.3	469.8	(29.3)	1,747.9

Investment in subsidiaries	718.0	607.1	—	—	(1,325.1)	—
Intercompany receivable	7.3	258.3	561.3	—	(826.9)	—
Other assets	—	31.8	0.1	7.3	—	39.2
Property, plant and equipment, net	—	45.2	19.6	42.6	—	107.4
Goodwill	—	512.0	—	49.3	—	561.3
Other intangible assets, net	—	707.2	—	64.7	—	771.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Trade accounts payable	$—	$328.1	$2.5	$149.0	$—	$479.6
Accrued expenses	0.2	63.1	12.4	33.3	—	109.0
Income taxes payable	—	—	37.1	4.2	(29.3)	12.0
Deferred revenue	—	3.7	—	0.7	—	4.4
Deferred income taxes	—	71.0	(0.6)	(2.2)	—	68.2

Total current liabilities	0.2	465.9	51.4	185.0	(29.3)	673.2

Long-term debt, net	—	1,469.8	—	56.9	—	1,526.7
Intercompany payable	—	530.2	—	296.7	(826.9)	—
Deferred taxes	5.7	269.7	1.0	12.6	—	289.0
Other liabilities	0.1	11.5	0.2	6.1	—	17.9

Stockholders’ equity	720.9	718.0	530.7	76.4	(1,325.1)	720.9

	$726.9	$3,465.1	$583.3	$633.7	$(2,181.3)	$3,227.7

Condensed Consolidated Statements of Operations

(in millions)

	Three Months Ended September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Sales	$—	$1,111.8	$—	$339.3	$—	$1,451.1
Cost of sales	—	906.8	1.2	265.9	—	1,173.9

Gross profit	—	205.0	(1.2)	73.4	—	277.2

Operating expenses	0.4	73.4	26.1	55.1	—	155.0

Operating (loss) income	(0.4)	131.6	(27.3)	18.3	—	122.2

Other (expense) income	—	(163.4)	137.5	(10.5)	—	(36.4)

(Loss) income before taxes	(0.4)	(31.8)	110.2	7.8	—	85.8
Equity in earnings of subsidiary	55.8	76.4	—	—	(132.2)	—
Income tax (benefit)	(0.1)	(11.2)	38.8	2.8	—	30.3

Net income (loss)	$55.5	$55.8	$71.4	$5.0	$(132.2)	$55.5

	Three Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Sales	$—	$1,094.5	$—	$271.7	$—	$1,366.2
Cost of sales	—	946.1	1.1	217.9	—	1,165.1

Gross profit	—	148.4	(1.1)	53.8	—	201.1

Operating expenses	0.3	67.0	23.5	43.9	—	134.7

Operating (loss) income	(0.3)	81.4	(24.6)	9.9	—	66.4

Other (expense) income	—	4.2	(28.5)	(9.1)	—	(33.4)

(Loss) income before taxes	(0.3)	85.6	(53.1)	0.8	—	33.0
Equity in earnings of subsidiary	22.0	(34.8)	—	—	12.8	—
Income tax (benefit)	(0.2)	28.8	(17.8)	0.3	—	11.1

Net (loss) income	$21.9	$22.0	$(35.3)	$0.5	$12.8	$21.9

	Nine Months Ended September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Sales	$—	$3,284.1	$—	$980.0	$—	$4,264.1
Cost of sales	—	2,735.8	3.3	769.6	—	3,508.7

Gross profit	—	548.3	(3.3)	210.4	—	755.4

Operating expenses	0.9	212.1	78.2	161.3	—	452.5

Operating (loss) income	(0.9)	336.2	(81.5)	49.1	—	302.9

Other (expense) income	—	(432.0)	348.4	(27.1)	—	(110.7)

(Loss) income before taxes	(0.9)	(95.8)	266.9	22.0	—	192.2
Equity in earnings of subsidiary	125.0	187.0	—	—	(312.0)	—
Income tax (benefit)	(0.3)	(33.8)	94.1	7.8	—	67.8

Net income (loss)	$124.4	$125.0	$172.8	$14.2	$(312.0)	$124.4

	Nine Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Sales	$—	$2,809.9	$—	$716.2	$—	$3,526.1
Cost of sales	—	2,430.1	3.0	572.2	—	3,005.3

Gross profit	—	379.8	(3.0)	144.0	—	520.8

Operating expenses	0.8	194.4	62.8	118.1	—	376.1

Operating (loss) income	(0.8)	185.4	(65.8)	25.9	—	144.7

Other (expense) income	—	(159.5)	75.9	(22.8)	—	(106.4)

(Loss) income before taxes	(0.8)	25.9	10.1	3.1	—	38.3
Equity in earnings of subsidiary	25.9	8.8	—	—	(34.7)	—
Income tax (benefit)	(0.3)	8.8	3.4	1.0	—	12.9

Net (loss) income	$25.4	$25.9	$6.7	$2.1	$(34.7)	$25.4

Condensed Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Net income	$55.5	$55.8	$71.4	$5.0	$(132.2)	$55.5

Other comprehensive income	12.2	12.2	—	14.7	(26.9)	12.2

Comprehensive income	$67.7	$68.0	$71.4	$19.7	$(159.1)	$67.7

	Three Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Net income	$21.9	$22.0	$(35.3)	$0.5	$12.8	$21.9

Other comprehensive income	(15.7)	(15.7)	—	(8.8)	24.5	(15.7)

Comprehensive income	$6.2	$6.3	$(35.3)	$(8.3)	$37.3	$6.2

	Nine Months Ended September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Net income	$124.4	$125.0	$172.8	$14.2	$(312.0)	$124.4

Other comprehensive income	2.9	2.9	—	4.3	(7.2)	2.9

Comprehensive income	$127.3	$127.9	$172.8	$18.5	$(319.2)	$127.3

	Nine Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Net income	$25.4	$25.9	$6.7	$2.1	$(34.7)	$25.4

Other comprehensive income	(2.4)	(2.4)	—	(1.8)	4.2	(2.4)

Comprehensive income	$23.0	$23.5	$6.7	$0.3	$(30.5)	$23.0

Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30, 2012
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(333.3)	$346.0	$8.8	$44.3	$0	$65.8
Investing activities	(0.2)	(51.6)	(9.0)	(97.1)	45.5	(112.4)
Financing activities	333.4	(299.4)	—	54.7	(45.5)	43.2

Increase (decrease) in cash	(0.1)	(5.0)	(0.2)	1.9	—	(3.4)

Effect of exchange rate on cash	—	7.3	—	(13.2)	—	(5.9)

Cash – beginning of period	0.1	4.8	0.2	41.0	—	46.1

Cash – end of period	$—	$7.1	$—	$29.7	$—	$36.8

	Nine Months Ended September 30, 2011
				Non-
	Parent	Issuer	Guarantors	Guarantors	Elim	Total
Cash flows provided by (used in):
Operating activities	$(0.8)	$(91.3)	$5.8	$(8.6)	$	$(94.9)
Investing activities	(0.1)	3.7	(5.8)	(35.9)	—	(38.1)
Financing activities	—	90.2	—	25.8	—	116.0

Increase (decrease) in cash	(0.9)	2.6	—	(18.7)	—	(17.0)

Effect of exchange rate on cash	—	3.2	—	(1.0)	—	2.2

Cash – beginning of period	1.1	4.4	—	50.7	—	56.2

Cash – end of period	$0.2	$10.2	$—	$31.0	$—	$41.4

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;

•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers, which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ creditworthiness/profiles;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related to adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•	adverse changes in political or economic conditions in the countries in which we operate;

•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly reporting company;

•	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act; and

•	the operation of our Company as a “controlled company”.

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Globally, we have two operating segments through which we serve our customers in over 410 service locations. Our North American segment includes over 175 branch locations, seven distribution centers in the U.S., one distribution center in Canada, 12 valve automation service centers and over 140 third party pipe yards located in the most active oil and natural gas regions in North America. Our International segment includes over 50 locations throughout Europe, Asia and Australasia with distribution centers in the United Kingdom, France, Singapore, New Zealand and Australia and 12 automation service centers in Europe and Australasia. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 12,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our largest 25 customers.

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

Recent Trends and Outlook

During the first nine months of 2012, the average oil price of approximately $96.11 per barrel for West Texas Intermediate (“WTI”) was flat compared to the first nine months of 2011. Natural gas prices declined to an average price of $2.54/Mcf (Henry Hub) for the first nine months of 2012 from an average of $4.22/Mcf for the first nine months of 2011. At September 30, 2012, the natural gas price was $3.08/Mcf (Henry Hub). Behind the sustained strength of oil prices, North American drilling activity increased 4% in the first nine months of 2012 as compared to the same period of 2011. We continue to see a shift in rig utilization from natural gas to oil, with oil drilling representing over 69% of the total North American rig count during the first nine months of 2012 compared to 54% for the same time period in 2011.

Activity levels in the upstream sector remain strong. In the U.S., the average rig count was up 7% in the first nine months of 2012 as compared to the first nine months of 2011 although rig counts have leveled off since peaking in the fourth quarter of 2011. Continued development within the Eagle Ford and Bakken shale regions and the Permian Basin primarily drove this increase in rig count. In Canada, the average total rig count for the first nine months of 2012 declined 10% as compared to the same period in 2011 having peaked in the first quarter of 2012 primarily due to the decline in natural gas drilling. However, maintenance, repair and operations (“MRO”) activity, particularly in the heavy oil and oil sands regions, has remained strong, mitigating the downturn experienced in shallow natural gas drilling elsewhere in Canada.

Within the midstream sector, which includes gathering, transmission pipelines and natural gas utilities, new wells coming on line and the continued need for infrastructure within the shale basins continues to drive growth in gathering and transmission. As a result of the shift in E&P activity from natural gas to oil, we have experienced a shifting in activity from the primarily natural gas regions of the Barnett, Haynesville, Woodford and Fayetteville shales to the Marcellus, Bakken, Eagle Ford and Niobrara shales and the Permian Basin and Mississippian Lime region, which are regions producing relatively greater proportions of oil and natural gas liquids. At the same time, increasing focus on pipeline integrity work and the need for utilities to repair or replace aging pipeline infrastructure has had a similar positive impact on the gas utilities portion of our midstream business.

Our downstream and other industrials sector performance continues to improve. Within refining, market participants are experiencing high utilization rates with corresponding need for MRO turnarounds but are still cautious with respect to major project capital spending because of international refining capacity additions and domestic demand levels. However, we believe there will continue to be increased turnaround activity by our major customers in the U.S. refining sector in 2013. The chemical portion of our downstream sector continues to experience strong levels of operational activity, driven at least in part by reduced pricing for the chemical industry’s key feedstocks, natural gas and natural gas liquids.

Internationally, we continue to see some improvement in prospects, although in Europe the outlook will be partly driven by Eurozone sentiment that will impact market confidence. Our Australasian business benefited from the March 2012 acquisition of MRC PSA, and early indications of business activity post acquisition are encouraging. Refining customers remain cautious, particularly with the shift in production from Europe to Asia.

As part of our strategy to focus on our higher margin product lines, we continue to rebalance our OCTG business. We expect to accomplish this by continuing to reduce our OCTG inventory, which was $110.2 million on September 30, 2012. Historically, this product line had contributed up to 25% of our revenue and was 17% of our revenue in 2011. We are currently anticipating that OCTG will constitute approximately 10% of our revenue and inventory going forward in 2013.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. There can be no assurance that the backlog amounts will be ultimately realized as revenue or that we will earn a profit on the backlog of orders. Our backlog at September 30, 2012 was $749 million, including $591 million in our North American segment and $158 million in our International segment. Approximately three quarters of the $108 million decline in our backlog from June 30, 2012 relates to OCTG. This reduction is consistent with our strategy to rebalance the OCTG portion of our business.

During the second quarter of 2012, the Company’s competitive landscape was altered as National Oilwell Varco Inc. (NOV) acquired the Wilson distribution business from Schlumberger Limited. Subsequently, in the third quarter 2012, NOV acquired a related Canadian distribution business, CE Franklin Ltd. The combination of these businesses has created a larger, number two distribution business in the energy industry.

The following table shows key industry indicators for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average Rig Count(1):
United States	1,906	1,944	1,955	1,835
Canada	325	441	362	401

Total North America	2,231	2,385	2,317	2,236
International	1,260	1,169	1,226	1,160

Total Worldwide	3,491	3,554	3,543	3,396

Average Oil Rig Count(1):
United States	1,417	1,043	1,351	936
Canada	241	304	261	270

Total North America	1,658	1,347	1,612	1,206

Average Natural Gas Rig Count(1):
United States	486	894	600	891
Canada	84	137	101	132

Total North America	570	1,031	701	1,023

Average Commodity Prices(2):
WTI crude oil (per barrel)	$92.17	$89.49	$96.11	$95.17
Brent crude oil (per barrel)	$109.63	$113.24	$112.14	$111.88
Natural gas ($/Mcf)	$2.88	$4.12	$2.54	$4.22
Average Monthly Well Permits(3)	5,236	6,500	5,809	5,854
3:2:1 Crack Spread (4)	$32.42	$33.33	$29.65	$26.75
PMI Index (As of September 30 for each period) (5)	51.5	52.5	51.5	52.5

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

The breakdown of our sales by sector for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended
	September 30, 2012		September 30, 2011
Upstream	$653.6	45%	$613.5	45%
Midstream	403.9	28%	375.3	27%
Downstream and other industrials	393.6	27%	377.4	28%

	$1,451.1	100%	$1,366.2	100%

	Nine Months Ended
	September 30, 2012		September 30, 2011
Upstream	$1,960.3	46%	$1,619.2	46%
Midstream	1,160.3	27%	925.2	26%
Downstream and other industrials	1,143.5	27%	981.6	28%

	$4,264.1	100%	$3,526.0	100%

Sales to the upstream sector totaled $653.6 million for the three months ended September 30, 2012 compared to $613.5 million for the same period in 2011, an increase of 7%. This reflects revenue growth of approximately 21% in our upstream MRO sales for the three months ended September 30, 2012 compared to the same period in 2011. As a result of our efforts to improve profitability by rebalancing our inventory, OCTG experienced a decline of 20% for the three months ended September 30, 2012 compared to the same period in 2011. For the first nine months of 2012, sales to the upstream sector totaled $1,960.3 million compared to $1,619.2 million for the same period in 2011, an increase of 21%.

In the midstream sector, we generated revenue growth of 8% to $403.9 million for the three months ended September 30, 2012 as compared to $375.3 million for the same period in 2011. Revenue from our gathering and transmission customers increased 11% in the third quarter of 2012 as compared to 2011, while revenue from our natural gas utilities customers increased approximately 3% in the third quarter of 2012 as compared to 2011. For the first nine months of 2012, sales to the midstream sector totaled $1,160.3 million compared to $925.2 million for the same period in 2011, an increase of 25%.

Our downstream and other industrials sector sales improved 4% to $393.6 million in the third quarter of 2012 as compared to $377.4 million in the third quarter of 2011. Substantially all of this growth was attributable to our international acquisition of MRC PSA, which is more heavily weighted toward downstream and other industrials than the business as a whole. In North America, the downstream sector declined 5% over this same time period. For the first nine months of 2012, sales to the downstream and other industrials sector totaled $1,143.5 million compared to $981.6 million for the same period in 2011, an increase of 16%.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

For the three months ended September 30, 2012 and 2011, the following table summarizes our results of operations (in millions). Corporate administrative costs are included in the North American segment.

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Sales:
North America	$1,297.5	$1,261.9	$35.6	2.8%
International	153.6	104.3	49.3	47.3%

Consolidated	$1,451.1	$1,366.2	$84.9	6.2%

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Gross profit:
North America	$235.2	$172.9	$62.3	36.0%
International	42.0	28.2	13.8	48.9%

Consolidated	$277.2	$201.1	$76.1	37.8%

Selling, general and administrative expenses:
North America	$121.0	$110.0	$11.0	10.0%
International	34.0	24.7	9.3	37.7%

Consolidated	$155.0	$134.7	$20.3	15.1%

Operating income:
North America	$114.2	$63.0	$51.2	81.3%
International	8.0	3.4	4.6	135.3%

Consolidated	$122.2	$66.4	$55.8	84.0%

Interest expense	(28.2)	(34.3)	6.1	(17.8%)
Other, net	(8.2)	0.9	(9.1)	N/M

Income before taxes	85.8	33.0	52.8	160.0%
Income tax expense	(30.3)	(11.1)	(19.2)	173.0%

Net income	$55.5	$21.9	$33.6	153.4%

Adjusted Gross Profit	$278.8	$236.8	$42.0	17.7%

Adjusted EBITDA	$125.3	$109.6	$15.7	14.3%

Sales. Sales include the revenue recognized from the sale of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales increased 6.2% to $1,451.1 million for the three months ended September 30, 2012 as compared to $1,366.2 million for the three months ended September 30, 2011.

North American Segment—Our North American sales increased to $1,297.5 million for the three months ended September 30, 2012 from $1,261.9 million for the three months ended September 30, 2011. This represents a 2.8% increase, which reflects sustained activity levels, in particular, in the upstream and midstream sectors, which have been driven by activity in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased to $153.6 million for the three months ended September 30, 2012 from $104.3 million for the same period in 2011. This $49.3 million increase was substantially due to the acquisition of MRC PSA in March 2012.

Gross Profit. Our gross profit was $277.2 million (19.1% of sales) for the three months ended September 30, 2012 as compared to $201.1 million (14.7% of sales) for the three months ended September 30, 2011. The 440 basis point improvement in gross profit percentage was driven by a favorable change in product mix, reductions in product costs reflected in our last in, first out (LIFO) inventory costing methodology, and the leveraging of the fixed cost component of cost of sales.

North American Segment—Gross profit for our North American segment increased to $235.2 million (18.1% of sales) for the three months ended September 30, 2012 from $172.9 million (13.7% of sales) for the three months ended September 30, 2011. The increase of $62.3 million was due to improvements in our underlying adjusted gross profit percentage as a result of planned shifts in our product mix, as well as other gross profit enhancement strategies. Gross profit was further benefited by lower product costs reflected in our LIFO inventory costing methodology. LIFO resulted in a reduction in cost of sales of $15.4 million for the three months ended September 30, 2012 compared to an increase in cost of sales of $18.3 million during the same period of 2011.

International Segment—Gross profit for our International segment increased to $42.0 million (27.3% of sales) for the three months ended September 30, 2012 from $28.2 million (27.0% of sales) for the three months ended September 30, 2011, an improvement of $13.8 million. The increase in gross profit was substantially attributable to the acquisition of MRC PSA.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $9.4 million and $7.4 million for the three months ended September 30, 2012 and 2011, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $278.8 million (19.2% of sales) for the three months ended September 30, 2012 from $236.8 million (17.3% of sales) for the three months ended September 30, 2011, an improvement of $42.0 million. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions in which they have been involved. Similarly, gross profit results vary substantially from company to company depending upon whether they elect to utilize the LIFO inventory costing methodology and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2012	of Revenue	2011	of Revenue
Gross profit, as reported	$277.2	19.1%	$201.1	14.7%
Depreciation and amortization	4.6	0.3%	4.7	0.3%
Amortization of intangibles	12.4	0.9%	12.7	0.9%
Increase (decrease) in LIFO reserve	(15.4)	(1.1)%	18.3	1.3%

Adjusted Gross Profit	$278.8	19.2%	$236.8	17.3%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $155.0 million (10.7% of sales) for the three months ended September 30, 2012 as compared to $134.7 million (9.9% of sales) for the three months ended September 30, 2011.

North American Segment—Our North American SG&A increased to $121.0 million (9.3% of sales) for the three months ended September 30, 2012 from $110.0 million (8.7% of sales) for the three months ended September 30, 2011. The $11.0 million increase was primarily due to additional personnel costs, such as overtime and incentives, and other costs directly related to the increase in business activity.

International Segment—Our International segment’s SG&A increased to $34.0 million (22.1% of sales) for the three months ended September 30, 2012 from $24.7 million (23.7% of sales) for the three months ended September 30, 2011. The $9.3 million increase was primarily related to the acquisition of MRC PSA, which occurred in March 2012.

Operating Income. Operating income was $122.2 million for the three months ended September 30, 2012 as compared to operating income of $66.4 million for the three months ended September 30, 2011, an improvement of $55.8 million.

North American Segment—Operating income for our North American segment increased to $114.2 million for the three months ended September 30, 2012 from $63.0 million for the three months ended September 30, 2011. The improvement of $51.2 million was driven by an increase in gross profit of $62.3 million offset by an $11.0 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segment increased to $8.0 million for the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011. The improvement of $4.6 million was driven by an increase in gross profit of $13.8 million offset by a $9.3 million increase in selling, general and administrative expenses.

Interest Expense. Our interest expense was $28.2 million for the three months ended September 30, 2012 as compared to $34.3 million for the three months ended September 30, 2011. The $6.1 million decrease was primarily due to a reduction in borrowing costs resulting from the purchase and retirement of a portion of our 9.5% senior secured notes in a series of transactions from June through September 2012, in addition to reduced borrowing rates on our ABL facility as a result of our refinancing activities. In addition, we benefited from reduced outstanding debt levels, which were lower on average by approximately $185 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decline in indebtedness was largely the result of our intitial public offering in April 2012.

Other, Net. Other expenses increased to $8.2 million for the three months ended September, 30, 2012 from income of $0.9 million for the three months ended September 30, 2011. The $9.1 million increase is comprised primarily of costs associated with our financing activities. Our results for the three months ended September 30, 2012 reflected a $10.3 million pre-tax charge associated with the open market purchase, at a premium, of $86.7 million of our senior secured notes.

Income Tax Expense. Our income tax expense was $30.3 million for the three months ended September 30, 2012 as compared to $11.1 million for the three months ended September 30, 2011. Our effective tax rates were 35.3% and 33.8% for the three months ended September 30, 2012 and 2011, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $55.5 million for the three months ended September 30, 2012 as compared to $21.9 million for the three months ended September 30, 2011, an improvement of $33.6 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $125.3 million for the three months ended September 30, 2012, as compared to $109.6 million for the three months ended September 30, 2011. This Adjusted EBITDA increase of $15.7 million over that period was primarily due to the increase in gross profit and other factors noted above.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2012	2011
Net income	$55.5	$21.9
Income tax expense	30.3	11.1
Interest expense	28.2	34.3
Loss on early extinguishment of debt	10.3	—
Depreciation and amortization	4.6	4.7
Amortization of intangibles	12.4	12.7
Increase (decrease) in LIFO reserve	(15.4)	18.3
Change in fair value of derivative instruments	(0.8)	(1.8)
Equity-based compensation expense	2.2	3.8
Legal and consulting expenses	—	1.5
Foreign currency (gains) losses	(2.0)	0.8
Other non-cash expenses	—	2.3

Adjusted EBITDA	$125.3	$109.6

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012 and 2011, the following table summarizes our results of operations (in millions). Corporate administrative costs are included in the North American segment.

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Sales:
North America	$3,837.5	$3,287.4	$550.1	16.7%
International	426.6	238.7	187.9	78.7%

Consolidated	$4,264.1	$3,526.1	$738.0	20.9%

Gross profit:
North America	$639.7	$452.1	$187.6	41.5%
International	115.7	68.7	47.0	68.4%

Consolidated	$755.4	$520.8	$234.6	45.0%

Selling, general and administrative expenses:
North America	$357.1	$316.5	$40.6	12.8%
International	95.4	59.6	35.8	60.1%

Consolidated	$452.5	$376.1	$76.4	20.3%

Operating income:
North America	$282.6	$135.6	$147.0	108.4%
International	20.3	9.1	11.2	123.1%

Consolidated	$302.9	$144.7	$158.2	109.3%

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Interest expense	(92.6)	(102.4)	9.8	(9.6%)
Write off of debt issuance costs	(1.7)	(9.5)	7.8	82.1%
Other, net	(16.4)	5.5	(21.9)	N/M

Income before taxes	192.2	38.3	153.9	N/M
Income tax expense	(67.8)	(12.9)	54.9	N/M

Net income	$124.4	$25.4	$99.0	N/M

Adjusted Gross Profit	$808.9	$617.4	$191.5	31.0%

Adjusted EBITDA	$364.1	$260.1	$104.0	40.0%

Sales. Our sales increased 20.9% to $4,264.1 million for the nine months ended September 30, 2012 as compared to $3,526.1 million for the nine months ended September 30, 2011.

North American Segment—Our North American sales increased to $3,837.5 million for the nine months ended September 30, 2012 from $3,287.4 million for the nine months ended September 30, 2011. The 16.7% increase was due to an increase in volume related to the improved business environment, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. as well as the heavy oil and tar sands regions of Canada.

International Segment—Our International sales increased to $426.6 million for the nine months ended September 30, 2012 from $238.7 million for the same period in 2011. Approximately $149.8 million of this increase was due to the acquisition of MRC SPF in June 2011 and the acquisition of MRC PSA in March of 2012. The remainder of the increase is due to an improvement in activity in Europe and Asia.

Gross Profit. Our gross profit was $755.4 million (17.7% of sales) for the nine months ended September 30, 2012 as compared to $520.8 million (14.8% of sales) for the nine months ended September 30, 2011. The 290 basis point improvement in gross profit percentage was driven by a favorable change in product mix, reductions in product costs reflected in our LIFO inventory costing methodology and the leveraging of the fixed cost component of cost of sales.

North American Segment—Gross profit for our North American segment increased to $639.7 million (16.7% of sales) for the nine months ended September 30, 2012 from $452.1 million (13.8% of sales) for the nine months ended September 30, 2011. Approximately half of the increase of $187.6 million was due to an increase in the volume of products sold year over year. The balance of the increase was due to improvements in our underlying Adjusted Gross Profit percentage as a result of planned shifts in our product mix, as well as other gross profit enhancement strategies. Gross profit was further benefited by lower product costs reflected in our LIFO inventory costing methodology. LIFO resulted in an increase in cost of sales of $3.1 million for the nine months ended September 30, 2012 compared to an increase of cost of sales of $46.0 million during the same period of 2011.

International Segment—Gross profit for our International segment increased to $115.7 million (27.1% of sales) for the nine months ended September 30, 2012 from $68.7 million (28.8% of sales) for the nine months ended September 30, 2011, an improvement of $47.0 million. The increase in gross profit was largely attributable to the acquisitions of MRC SPF and MRC PSA, while the remainder of the increase is due to organic growth in sales for the International segment. The decrease in the gross profit percentage reflects the change in the mix of products resulting from the acquisitions of MRC SPF and MRC PSA.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $25.4 million and $19.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $808.9 million (19.0% of sales) for the nine months ended September 30, 2012 from $617.4 million (17.5% of sales) for the nine months ended September 30, 2011, an improvement of $191.5 million. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions in which they have been involved. Similarly, gross profit results vary substantially from company to company depending upon whether they elect to utilize the LIFO inventory costing methodology and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2012	of Revenue	2011	of Revenue
Gross profit, as reported	$755.4	17.7%	$520.8	14.8%
Depreciation and amortization	13.2	0.3%	12.8	0.4%
Amortization of intangibles	37.2	0.9%	37.8	1.1%
Increase in LIFO reserve	3.1	0.1%	46.0	1.3%

Adjusted Gross Profit	$808.9	19.0%	$617.4	17.5%

Selling, General and Administrative (“SG&A”) Expenses. Our selling, general and administrative expenses were $452.5 million (10.6% of sales) for the nine months ended September 30, 2012 as compared to $376.1 million (10.7% of sales) for the nine months ended September 30, 2011.

North American Segment—Our North American SG&A increased to $357.1 million (9.3% of sales) for the nine months ended September 30, 2012 from $316.5 million (9.6% of sales) for the nine months ended September 30, 2011. The $40.6 million increase was primarily due to additional personnel costs such as overtime and incentives and other costs directly related to the increase in business activity.

International Segment—Our International segment’s SG&A increased to $95.4 million (22.4% of sales) for the nine months ended September 30, 2012 from $59.6 million (25.0% of sales) for the nine months ended September 30, 2011. The $35.8 million increase is primarily related to the acquisitions of MRC PSA and MRC SPF, which occurred in March 2012 and June 2011, respectively. The remainder of the increase was due to the increase in business activity.

Operating Income. Operating income was $302.9 million for the nine months ended September 30, 2012, as compared to operating income of $144.7 million for the nine months ended September 30, 2011, an improvement of $158.2 million.

North American Segment—Operating income for our North American segment increased to $282.6 million for the nine months ended September 30, 2012 from $135.6 million for the nine months ended September 30, 2011. The improvement of $147.0 million was driven by an increase in gross profit of $187.6 million offset by a $40.6 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segment increased to $20.3 million for the nine months ended September 30, 2012 from $9.1 million for the nine months ended September 30, 2011. The improvement of $11.2 million was driven by an increase in gross profit of $47.0 million offset by a $35.8 million increase in selling, general and administrative expenses.

Interest Expense. Our interest expense was $92.6 million for the nine months ended September 30, 2012 as compared to $102.4 million for the nine months ended September 30, 2011. The $9.8 million decrease was primarily due to a reduction in borrowing costs resulting from the purchase and retirement of a portion of our 9.5% senior secured notes in a series of transactions from June through September 2012 in addition to reduced borrowing rates on our ABL facility as a result of our refinancing activities.

Other, net. Other expenses increased to $18.1 million for the nine months ended September, 30, 2012 from $4.0 million for the nine months ended September 30, 2011. The $14.1 million increase is comprised of costs associated with our financing activities. The results for the nine months ended September 30, 2012 reflected a $23.4 million pre-tax charge associated with the open market purchase, at a premium, of $189 million of our senior secured notes and certain other write-offs associated with debt issuance costs, which exceeded the 2011 write off of debt issuance costs of $9.5 million related to the refinancing of the North American ABL credit facility

Income Tax Expense. Our income tax expense was $67.8 million for the nine months ended September 30, 2012 as compared to $12.9 million for the nine months ended September 30, 2011. Our effective tax rates were 35.3% and 33.8% for the nine months ended September 30, 2012 and 2011, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $124.4 million for the nine months ended September 30, 2012 as compared to $25.4 million for the nine months ended September 30, 2011, an improvement of $99.0 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA was $364.1 million for the nine months ended September 30, 2012 as compared to $260.1 million for the nine months ended September 30, 2011. This Adjusted EBITDA increase of $104.0 million over that period was primarily due to the increase in gross profit and other factors noted above.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Net income	$124.4	$25.4
Income tax expense	67.8	12.9
Interest expense	92.6	102.4
Loss on early extinguishment of debt	21.7	—
Write off of debt issuance costs	1.7	9.5
Depreciation and amortization	13.2	12.8
Amortization of intangibles	37.2	37.8
Increase in LIFO reserve	3.1	46.0
Change in fair value of derivative instruments	(1.8)	(5.3)
Equity-based compensation expense	5.9	6.3
Legal and consulting expenses	(1.2)	6.1
Foreign currency (gains) losses	(0.5)	0.3
Other non-cash expenses	—	5.9

Adjusted EBITDA	$364.1	$260.1

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facility. At September 30, 2012, our total liquidity, including cash on hand, was $693.2 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $36.8 million and $46.1 million, respectively. As of September 30, 2012 and December 31, 2011, $29.7 million and $41.0 million of our cash and cash equivalents, respectively, was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

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

The facility initially bore interest at LIBOR plus a margin of 1.75%; from and after September 1, 2012 the margin became variable between 1.50% and 2.00% based on our fixed charge coverage ratio. At September 30, 2012, the margin was 1.50%

In April 2012, we completed an initial public offering, which generated net proceeds to us of approximately $333.3 million. The proceeds were used to pay down borrowings on our Global ABL Facility.

In November 2012, we expect to enter into a new $650 million seven-year Term Loan B (the “Term Loan”). The proceeds of the new Term Loan, together with a draw under our Global ABL Facility, would be used to redeem all of McJunkin Red Man Corporation’s $861 million outstanding 9.50% Senior Secured Notes due 2016 (the “Notes”). The redemption is expected to occur on November 9, 2012, subject to the closing and funding of the Term Loan.

The refinancing of our Notes is consistent with our strategy following the initial public offering of our common stock to reduce our long-term debt, reduce our interest expense and continue our efforts to improve our cash flow. The refinancing would extend the maturity of our long-term debt and reduce our interest expense, although we will be required to pay a redemption premium. The borrower is expected to have the option under the Term Loan to pay interest at a base rate, subject to a floor of 2.25%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 1.25%, plus an applicable margin. The applicable margin for base rate loans is expected to be 400 basis points and the applicable margin for LIBOR loans is expected to be 500 basis points. The margin is expected to step down by 25 basis points if the Company’s consolidated total leverage ratio (as defined under the Term Loan) is less than 2.50 to 1.00. At the closing of the Term Loan, the interest rate is expected to be equal to 6.25%, as compared to an interest rate of 9.50% on the Notes.

The scheduled maturity date of the Term Loan is expected to be November 9, 2019. The Term Loan would be secured by a first lien on all of our assets and the assets of our domestic subsidiaries, subject to certain exceptions and other than the collateral securing our Global ABL Facility (which includes our accounts receivable, inventory and related assets, collectively, the “ABL collateral”), and by a second lien on the ABL collateral. In addition, we expect that the Term Loan would be secured by a pledge of all the capital stock of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries, subject to certain exceptions. We expect that the Term Loan would allow for incremental increases up to an aggregate of $200 million, plus an additional amount such that our senior secured leverage ratio (the ratio of our EBITDA to our senior secured debt) (net of up to $75 million of unrestricted cash) would not exceed 3.5x. The Term Loan is not anticipated to include any financial covenants but is anticipated to contain negative covenants with customary exceptions and baskets. The Term Loan is expected to amortize at 1% a year with the payment of the balance at maturity. There are not expected to be any prepayment premiums, other than a 1% premium in the first year for re-pricing transactions only. We would be required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of our excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75x and 0% if our senior secured leverage ratio is no more 2.5x).

The closing and funding of the Term Loan will be subject to our fulfillment of various conditions, including entering into definitive documentation with the lenders, delivery of customary closing documents and legal opinions and delivery of proper collateral satisfactory to the lenders. Although the arrangers of the Term Loan have informed us that they have received preliminary commitments from interested lenders and that they have allocated participations in the Term Loan based on these commitments, there is no assurance that the arrangers of the Term Loan and their syndicate participants would not require the fulfillment of other conditions or that changes in the Term Loan terms and pricing would not be required as a result of changes in the term loan market or the financial markets generally or our financial results or condition or future prospects or other factors.

We expect to record a charge upon the completion of the redemption of our Notes of approximately $92.2 million, including the write off of $12.5 million in original issue discount and $10.8 million of debt issuance costs on the redeemed Notes and $68.9 million for the applicable redemption premium.

During the nine months ended September 30, 2012, we purchased in the open market $188.7 million in aggregate principal amount of the Notes for $205.0 million. These purchases were funded from borrowings under our Global ABL Facility, and the weighted average price of these purchases was $108.65 per $100 of aggregate principal amount of Notes. The Company expects to reduce its interest expense (inclusive of reduced amortization expense for original issuance discount and debt issuance costs) as compared to 2011 as a result of these purchases and the redemption of the Notes using the proceeds of the anticipated Term Loan and our Global ABL Facility.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in the indenture governing our senior secured notes and various credit facilities as of and during the nine months ended September 30, 2012.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Net cash (used in) provided by:
Operating activities	$65.8	$(94.9)
Investing activities	(112.4)	(38.1)
Financing activities	43.2	116.0

Net decrease in cash and cash equivalents	$(3.4)	$(17.0)

Operating Activities

Net cash provided by operating activities was $65.8 million during the nine months ended September 30, 2012 compared to net cash used in operating activities of $94.9 million during the nine months ended September 30, 2011. The increase in net cash provided by operations was primarily the result of an increase in net income of nearly $100 million. While this income was offset by working capital requirements, we experienced a decline relative to the nine months ended September 30, 2011 in working capital needs necessary to meet the demands of increased business activity levels.

Investing Activities

Net cash used in investing activities was $112.4 million for the nine months ended September 30, 2012 compared to $38.1 million for the nine months ended September 30, 2011. The $74.3 million increase in cash used in investing activities is primarily due to the acquisition of MRC PSA, which required $87.9 million of cash during the nine months ended September 30, 2012. Our capital expenditures were $21.0 million for the nine months ended September 30, 2012 and $10.1 million for the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities was $43.2 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $116.0 million used for the nine months ended September 30, 2011. The financing activities generally reflect advances and payments on our revolving credit facility. In April 2012, we received $333.3 million related to our initial public offering, and the funds were used to repay borrowings under our Global ABL Facility. In addition, in a series of transactions from June to September 2012, we used cash of $205.0 to purchase in the open market $188.7 million in face value of our senior secured notes as discussed above.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2013 and early adoption is permitted. We do not believe that ASU No. 2012-02 will have a material impact on our consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements, in conformity with U.S. Generally Accepted Accounting Principles, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2012, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

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

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Item 2 of Part I above and in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2011 under “Risk Factors”. There has been no material change in those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date: October 29, 2012