Form 10-K
period 2012-12-31
MRC GLOBAL INC.
filed 2013-02-22
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-35479

MRC Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin, Suite 3100 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $975 million as of the close of trading as reported on the New York Stock Exchange on June 29, 2012. There were 101,563,237 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2013 Annual Meeting of Shareholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to “our Company”, “MRC Global”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General

We are the largest global industrial distributor of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We offer more than 175,000 SKUs, including an extensive array of PVF, oilfield supply, automation, instrumentation and other general and specialty industry supply products from our over 18,000 suppliers. We operate in three segments consisting of our U.S., Canadian, and International operations. Through our U.S., Canadian and International segments, we serve our more than 18,000 customers through over 400 service locations throughout North America, Europe, Asia and Australasia. We are diversified by geography, the industry sectors we serve and the products we sell.

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

We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Although these trends were offset in 2009 and 2010 due to adverse economic conditions, we believe that growth in PVF and industrial supply spending within the energy industry is likely to continue. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately 70% of our sales are attributable to multi-year maintenance, repair and operations (“MRO”) arrangements. Our average annual retention rate for these contracts since 2000 is 95%. We consider MRO arrangements to be normal, generally repetitive business that primarily addresses the recurring maintenance, repair or operational work to existing energy infrastructure. Project activities, including facility expansions, exploration or new construction projects, are more commonly associated with a customer’s capital expenditures budget. Such projects can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts, and as pricing continues to rebound, we believe that we have the ability to pass price increases on to the marketplace.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 2 Houston Center, 909 Fannin, Suite 3100, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

Our goal is to grow our market position as an industrial distributor of PVF and related products to the energy industry. Our strategy is focused on pursuing growth by increasing market share and growing our business with current customers, expanding into new geographies and sectors, increasing recurring revenues through integrated supply and MRO business, capturing additional high growth project activity, continuing to increase our operational efficiency and making and integrating strategic acquisitions. We seek to extend our current MRO contracts and bundle certain products, most notably pipe, fittings, flanges and other products (“PFF”), into our International segment’s existing customer base and branch network. We also seek to opportunistically add other products and new suppliers, including alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products, into our existing North American platform. We will also look at future complementary distribution acquisitions that would supplement our PVF leadership position, and we will look at future “bolt-on” acquisitions that broaden our geographic footprint, increase international focus, or expand our product offering to our major customers.

Operations

Our business is segregated into three geographical operating segments, our U.S. operations, our Canadian operations and our International operations. These segments are substantially similar, particularly within North America, and represent our business of providing PVF and related products and services to the energy and industrial industries, across each of the upstream, midstream and downstream sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. We have recast segment operating results for 2011 and 2010 to conform to certain organizational realignments in 2012.

Our U.S. segment represented approximately 76% of our consolidated revenues in 2012. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas regions. Our network is comprised of over 150 branch locations, 8 distribution centers, 12 valve automation service centers and over 95 third-party pipe yards.

Our Canadian segment represented approximately 14% of our consolidated revenues in 2012. Our distribution operations expand throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have over 40 branch locations, one distribution center and over 25 third-party pipe yards.

Our International segment represented approximately 10% of our consolidated revenues in 2012. This segment includes over 50 branch locations located throughout Europe, Asia and Australasia with four distribution centers in each of the United Kingdom, Singapore, the Netherlands and Australia. We also maintain 12 valve automation service centers in Europe, Asia and Australia as well as 10 pipe yards in Australia and the United Kingdom.

Products: We distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature, high corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•

Valves and Specialty Products. Products offered include ball, butterfly, gate, globe, check, needle and plug valves which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Specialty products include lined corrosion resistant piping systems, valve automation and top work components used for regulating flow and on/off service, and a wide range of steam and instrumentation products used in various process applications within our refinery, petrochemical and general industrial sectors.

•

Carbon Steel Fittings and Flanges and Stainless Steel and Alloy Pipe and Fittings. Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. These products are used across all the industries in which we operate. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Alloy products are principally used in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

•

Line Pipe. Carbon line pipe is typically used in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and phosphates. Line pipe is part of our tubular product category.

•

Oil Country Tubular Goods (“OCTG”). OCTG is part of our tubular product category, includes casing (used for production and to line the well bore) and tubing pipe (used to extract oil or natural gas from wells) and is either classified as carbon or alloy depending on the grade of material.

•

Other. Other includes natural gas distribution products, oilfield supplies, and other industrial products such as mill and safety and electrical supplies. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, and products offered include high density polyethylene pipe and fittings, valves, well heads, pumping units and rods. Additionally, we can supply a wide range of specialized production equipment including meter runs, tanks and separators used in our upstream sector.

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

Our comprehensive information systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, further strengthen our ability to provide high levels of service to our customers. In 2012, we processed over 1.6 million electronic data interface (“EDI”) customer transactions. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

Suppliers: We source the products we distribute from a global network of suppliers in 35 countries. Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2012 approximated 45% of our total purchases, with our single largest supplier constituting approximately 7%. We are the largest customer for many of our suppliers, and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Supplier Registration Process, which involves employing individuals, certified by the International Registry of Certificated Auditors, who specialize in conducting on-site assessments of our manufacturers as well as monitoring and evaluating the quality of goods produced. The result of this process is the MRC approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis placed on the MRC AML by both our customers and suppliers helps secure our central and critical position in the global PVF supply chain.

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

Sales and Marketing: We distribute our products to a wide variety of end-users and have direct sales into 44 countries around the world. Our broad distribution network and customer base allow us to capitalize on our extensive inventory offering. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model applies a two-pronged approach to address both regional and national markets. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our approximately 400 (as of December 31, 2012) account managers and outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force are qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

To address the needs of our customer base, our inside sales force of approximately 950 customer service representatives (as of December 31, 2012) is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

Seasonality: Our business experiences mild seasonal effects as demand for the products we distribute is generally higher during the months of August, September and October. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity near the end of the calendar year in the industry sectors we serve and due to winter weather disruptions. In addition, certain exploration and production (“E&P”) activities, primarily in Canada, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

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

We have a diverse customer base of over 18,000 active customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the years ended December 31, 2012 and 2011, our 25 largest customers represented approximately half of our total sales. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive U.S. sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: Backlog is determined by the amount of unshipped third-party customer orders, which may be revised or cancelled by the customer in certain instances. Backlog is generally attributable to our project contract activity, as we generally supply products for MRO contracts within a short period of time from order. There can be no assurance that the backlog amounts will be ultimately realized as revenue, or that the Company will earn a profit on the backlog of orders. Our backlog at December 31, 2012 was $664 million including $455 million, $62 million and $147 million in our US, Canadian and International segments, respectively. Our backlog at December 31, 2011 was $817 million including $631 million, $60 million and $126 million in our US, Canadian and International segments, respectively. The reduction in the U.S. 2012 backlog is primarily from repositioning the Company away from certain OCTG drilling programs.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include nationally recognized PVF distributors, such as National Oilwell Varco, Inc. and Ferguson Enterprises (a subsidiary of Wolseley, plc), several large regional or product-specific competitors and many local, family-owned PVF distributors.

Employees: As of December 31, 2012, we had approximately 4,780 employees of which 80 employees belong to a union and are covered by collective bargaining agreements. We also had 30 employees in Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenues by geography, see “Note 13—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2012.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements, including those governing the discharge of pollutants or hazardous substances into the air, soil or water, the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate, remediate, monitor and clean up contamination and occupational health and safety. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. Historically, the costs to comply with environmental and health and safety requirements have not been material to our financial position, results of operations or cash flows. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial position or results of operations or cash flows. However, the failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, employee, neighbor or other third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

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

In addition, environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on our business, financial position, results of operations or cash flows.

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of facilities, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for new power plants and plans to issue NSPS for greenhouse gas emissions for oil refineries in the future. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012. The settlement agreement also calls for NSPS for greenhouse gas emissions from existing power plants; however, the EPA has not proposed such NSPS to date. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, federal, state, local, foreign and provincial laws, regulations and permitting requirements have been adopted or are being considered that could impose more stringent permitting, disclosure, wastewater and other waste disposal and well construction and testing requirements on hydraulic fracturing, a practice involving the injection of water containing certain other substances into rock formations (after perforating the formation with explosive charges) to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. Other states and the federal government are considering regulating this practice. These regulations include a variety of well construction, set back, wastewater disposal, emissions, baseline sampling, operational and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal, regional or state regulation of hydraulic fracturing could reduce the demand for our products in these regions.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2012 and 2011 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

Available Information

Our website is located at www.mrcglobal.com. We make available free of charge on or through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

1A.    RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained in this Annual Report on Form 10-K. If one or more of these risks or uncertainties actually occurs, they could materially and adversely affect our business, financial condition and operating results. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us”, have a “material adverse effect”, “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition and operating results and cash flows. Information contained in this section may be considered “forward-looking statements”. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements” below for a discussion of certain qualifications regarding such statements.

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

•

the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns (e.g., a temporary moratorium on deepwater drilling in the Gulf of Mexico following a rig accident or oil spill);

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

We sell products and services in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation in our industry could heighten the impacts of the competition on our business and results of operations discussed above, particularly if consolidation results in competitors with stronger financial and strategic resources, and could also result in increases to the prices we are required to pay for acquisitions we may make in the future.

Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the sectors we serve.

Historically, users of PVF and related products have purchased certain amounts of these products through distributors and not directly from manufacturers. If customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, we could experience a significant decrease in profitability. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 45% of our total purchases during the year ended December 31, 2012 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our tubular product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity for the tubular products could put pressure on the prices we receive for our tubular products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower gross profit and cash flow.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately half of our sales for the year ended December 31, 2012. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.

In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

Changes in our customer and product mix could cause our gross profit percentage to fluctuate.

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

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

We may be unable to successfully execute or effectively integrate acquisitions.

One of our key operating strategies is to selectively pursue acquisitions, including large scale acquisitions, to continue to grow and increase profitability. However, acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets.

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

We have now and will likely continue to have a significant amount of indebtedness. As of December 31, 2012, we had total debt outstanding of $1,256.6 million, borrowing availability of $429.6 million under our credit facilities and total liquidity (borrowing capacity plus cash on hand) of $466.7 million. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2012 was $112.5 million.

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on:

•	investments;

•	prepayment of certain indebtedness;

•	the granting of liens;

•	the incurrence of additional indebtedness;

•	asset sales;

•	the making of fundamental changes;

•	transactions with affiliates; and

•	the payment of dividends.

In addition, any defaults under our credit facilities, including our global asset-based lending facility (“Global ABL Facility”) and our $650 million term loan (“Term Loan”) or our other debt could trigger cross defaults under other or future credit agreements and may permit acceleration of our other indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. For a description of our credit facilities and indebtedness, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We are a holding company and depend upon our subsidiaries for our cash flow.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or to pay dividends or make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of dividends, tax sharing payments or otherwise. In addition, McJunkin Red Man Corporation, our direct subsidiary and the primary obligor under our Global ABL Facility and our Term Loan, is also dependent to a significant extent on the cash flow of its subsidiaries to meet its debt service obligations.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the U.S. Environmental Protection Agency (the “EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of facilities, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as NSPS, for new power plants and plans to issue NSPS for greenhouse gas emissions for oil refineries in the future. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012. The settlement agreement also calls for NSPS for greenhouse gas emissions from existing power plants; however, the EPA has not proposed such NSPS to date. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, federal, state, local, foreign and provincial laws, regulations and permitting requirements have been adopted or are being considered that could impose more stringent permitting, disclosure, wastewater disposal and well construction requirements on hydraulic fracturing, a practice involving the injection of water containing certain other substances into rock formations (after perforating the formation with explosive charges) to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. These effective and potential regulations include a variety of well construction, set back, wastewater disposal, emissions, baseline sampling, operational and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal, regional or state regulation of hydraulic fracturing could significantly reduce the demand for our products in the high-growth shale regions of the U.S.

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

We are a defendant in lawsuits involving approximately 885 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

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

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

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

We have a substantial amount of goodwill and other intangible assets recorded on our balance sheet, partly because of acquisitions and business combination transactions. The amortization of acquired intangible assets will reduce our future reported earnings. Furthermore, if our goodwill or other intangible assets become impaired, we may be required to recognize charges that would reduce our income.

As of December 31, 2012, we had $1.4 billion of goodwill and other intangibles recorded on our balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

Additionally, under generally accepted accounting principles, goodwill and certain other long lived intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

Section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. This is not a static process as we change our processes each year or acquire new companies that have different controls than our controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting.

A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We could suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common stock. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

We rely on all of the exemptions listed above. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The SEC’s move toward a single set of international accounting standards could materially impact our results of operations.

The SEC continues to move forward with a convergence to a single set of international accounting standards (such as International Financial Reporting Standards (“IFRS”)). The associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted. If we had ceased valuing our inventory under the LIFO method at December 31, 2012, we would have been required to make tax payments approximating $134.8 million over the subsequent four years.

Certain funds affiliated with The Goldman Sachs Group, Inc. (the “Goldman Sachs Funds”) control us and may have conflicts of interest with our other stockholders. Conflicts of interest may arise because affiliates of our principal stockholder have continuing agreements and business relationships with us.

As of December 31, 2012, the Goldman Sachs Funds control 54.7% of our outstanding common stock. As a result, the Goldman Sachs Funds control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The Goldman Sachs Funds also have sufficient voting power to amend our organizational documents.

Conflicts of interest may arise between our principal stockholder and us. Affiliates of our principal stockholder engage in transactions with our Company. One affiliate of our principal stockholder, Goldman Sachs Lending Partners LLC, is the co-documentation agent and a managing agent for our Global ABL Facility. See “Item 13—Certain Relationships and Related Transactions, and Director Independence”. Further, the Goldman Sachs Funds are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and they may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, the Goldman Sachs Funds or their affiliates could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have a material relationship. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to the Goldman Sachs Funds and they may pursue acquisition opportunities that may be complementary to our business. As a result, those acquisition opportunities may not be available to us. Under the terms of our certificate of incorporation, the Goldman Sachs Funds have no obligation to offer us corporate opportunities.

As a result of these relationships, the interests of the Goldman Sachs Funds may not coincide with the interests of our Company or other holders of our common stock. So long as the Goldman Sachs Funds continue to control a significant amount of the outstanding shares of our common stock, the Goldman Sachs Funds will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. See “Item 13—Certain Relationships and Related Transactions, and Director Independence”.

We do not currently intend to pay dividends in the foreseeable future.

It is uncertain when, if ever, we will declare dividends to our stockholders. We do not currently intend to pay dividends in the foreseeable future. Our ability to pay dividends is constrained by our holding company structure under which we are dependent on our subsidiaries for payments. Additionally, we and our subsidiaries are parties to credit agreements which restrict our ability and their ability to pay dividends. See “Item 5—Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and effect how and where we conduct our operations.

We have operations in the U.S. and in over 15 countries that can be impacted by expected and unexpected changes in the business and legal environments in the countries in which we operate. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In North America, we operate a modified hub and spoke model that is centered around our nine distribution centers in the U.S and Canada with more than 190 branch locations which have inventory and local employees. Our U.S. network is comprised of over 150 branch locations and 8 distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and Houston, TX (Darien Street) distribution centers and lease the remaining six distribution centers. In Canada, we have over 40 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 15% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of over 50 branch locations located throughout Europe, Asia, Australasia and the Middle East, including distribution centers in each of the United Kingdom, Singapore and Australia. We also maintain an operations center for our international operations in Bradford, United Kingdom and Perth, Australia. We own our Brussels, Belgium location and the remainder of our locations are leased.

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

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that upon resolution are likely to have a material effect on our business, financial condition, results of operations or cash flows.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 15—Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 22, 2013 are listed below.

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

Daniel J. Churay has served as our executive vice president corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the company’s human resources, legal, risk and compliance and external and government affairs functions. He also acts as corporate secretary to the company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a Fortune 500 transportation and logistics company, with primary responsibility for YRC Worldwide Inc.’s legal, risk, compliance and external affairs matters, including its internal audit function. During 2010, Mr. Churay also supervised YRC’s Chinese businesses. From 1995 to 2002, Mr. Churay served as the deputy general counsel and assistant secretary of Baker Hughes Incorporated, a Fortune 500 company that provides products and services to the petroleum and continuous process industries, where he was responsible for legal matters relating to acquisitions, divestitures, treasury matters and securities offerings. From 1989 to 1995, Mr. Churay was an attorney at the law firm of Fulbright and Jaworski LLP in Houston, Texas. He is a member of the American Bar Association, the State Bar of Texas and the Parent’s Council of Texas Christian University. He also serves on the board of directors of the Sam Houston Area Council of the Boy Scouts of America. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Gary A. Ittner has served as executive vice president of corporate strategy, mergers and acquisitions since September 2012. From September 2010 to May 2012, he served as our executive vice president of global supply chain management and as our chief administrative officer since. Prior to that, he served as our executive vice president—supply chain management from October 2008 to September 2010 after he had served as our senior corporate vice president of supply chain management from February 2007 to October 2008, having specific responsibility for the procurement of all industrial valves, automation, fittings and alloy tubular products. From March 2001 to November 2007, he served as our senior corporate vice president of supply chain management. Before joining the supply chain management group, Mr. Ittner worked in various field positions including branch manager, regional manager and senior regional vice president. He is a past chairman of the executive committee of the American Supply Association’s Industrial Piping Division. Mr. Ittner began working at MRC in 1971 following his freshman year at the University of Cincinnati and joined MRC full-time following his graduation in 1974.

Rory M. Isaac has served as executive vice president of corporate strategy, mergers and acquisitions since September 2012. Prior to this role, Mr. Isaac served as the executive vice president of global business development since December 2008. From 2007 to 2008, he served as our senior corporate vice president of sales (focusing on downstream, industrials and natural gas utilities operations) since November 2007. From 2000 to 2007 he served as our senior vice president of national accounts, utilities and marketing. From 1995 to 2000 he served as our senior vice president of national accounts. Mr. Isaac joined MRC in 1981. He has extensive experience in sales, customer relations and management, and has served at MRC as a branch manager, regional manager and regional vice president. In 1995 he began working in our corporate office in Charleston, West Virginia as senior vice president for national accounts where he was responsible for managing and growing our national accounts customer base and directing business development efforts into integrated supply markets. Prior to joining MRC, Mr. Isaac worked at Consolidated Services, Inc. and Charleston Supply Company. Mr. Isaac attended the Citadel.

James F. Underhill has served as our executive vice president and chief operating officer of U.S. operations since November 2012. His global responsibilities also include information technology and corporate shared services, including safety, quality, and marketing. Prior to his current role, he served as our executive vice president and chief operating officer – North America beginning in November 2011. He served as our executive vice president and chief financial officer from November 2007 through October 2011. He served as our chief financial officer from May 2006 through October 2007, as senior vice president of accounting and information services from 1994 to May 2006, and vice president and controller from 1987 to 1994. Prior to 1987, Mr. Underhill served as controller, assistant controller, and corporate accounting manager. Mr. Underhill joined us in 1980 and has since overseen our accounting, information systems and mergers and acquisitions areas. He has been involved in numerous implementations of electronic customer solutions and has had primary responsibility for the acquisition and integration of more than 30 businesses. Mr. Underhill was also project manager for the design, development, and implementation of our IT operating system. He received a B.A. in accounting and economics from Lehigh University in 1977 and is a certified public accountant. Prior to joining us, Mr. Underhill worked in the New York City office of the accounting firm of Main Hurdman (which was incorporated into the successor accounting firm, KPMG).

Alan Colonna has served as our executive vice president of global business development and supply chain management since September 2012. Prior to this role, he served as the senior regional vice president of the Gulf Coast U.S. region since 2009. Prior to that he was the senior regional vice president of the Western U.S. region from 2008 to 2009 and the regional vice president of the Western U.S. region from 2000-2007. Mr. Colonna began his career with Republic Supply of California in 1984, which was acquired by MRC in 1991, and has held a variety of operational positions including inside sales, branch manager and regional manager throughout his career. Mr. Colonna graduated from Cal Poly San Luis Obispo, California in 1982.

Scott A. Hutchinson has served as our executive vice president of Canada since November 2012. Before this role, he served as our executive vice president of North America operations beginning in November 2009. Prior to that, from January 2009 to November 2009 he had served as our senior vice president of the Eastern region covering most operational units east of the Mississippi River. Mr. Hutchinson’s extensive background in branch sales and operations was instrumental as he led the integration effort of the Midwest, Eastern and Appalachian regions. From October 1998 to January 2009, he served as senior vice president of our Midwest region. During this time he was key in the acquisitions and integration of Wilkins Supply, Joliet Valve, Cigma and Valvax, solidifying and expanding the market reach of the Company in the Midwest. From May 1988 to October 1998 he worked in various field positions including branch manager, regional manager and regional vice president in our Western Region. From 1984 to 1988, he served as outside sales representative for Grant Supply in Houston, Texas which became part of our Company in 1987. Prior to joining us, Mr. Hutchinson worked for Fluor Corporation in procurement. Mr. Hutchinson received a bachelor of arts degree in marketing from the University of Central Florida in 1977.

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

MRC Global Inc. common stock was listed on the New York Stock Exchange on April 17, 2012 following an initial public offering at a price of $21.00. The following table illustrates the high and low sales prices for the subsequent quarters.

	2012
	Second Quarter (from April 17, 2012)	Third Quarter	Fourth Quarter
Common stock sale price

High	$21.50	$25.82	$28.55

Low	$19.04	$20.02	$21.60

As of February 2013, there were 77 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends during 2011 or 2012 and currently has no intention to declare any dividends.

McJunkin Red Man Corporation’s Global ABL Facility and Term Loan restrict our ability to declare cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Dow Jones U.S. Industrial Suppliers Index. The total shareholder return assumes $100 invested on April 12, 2012, the date our stock first traded following our initial public offering, in MRC Global Inc., the S&P 500 Index and the Dow Jones U.S. Industrial Suppliers Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from the consolidated financial statements of MRC Global Inc. that have been prepared using accounting principles generally accepted in the United States of America which have been audited by Ernst & Young LLP, our independent registered public accounting firm. This data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per share amounts)
Statements of Operations Data:
Sales	$5,570.8	$4,832.4	$3,845.5	$3,661.9	$5,255.2
Cost of sales	4,557.1	4,124.2	3,327.4	3,113.9	4,273.1

Gross profit	1,013.7	708.2	518.1	548.0	982.1
Selling, general and administrative expenses	606.7	513.6	451.7	411.6	482.1
Goodwill and intangibles impairment charge	—	—	—	386.1	—

Operating income (loss)	407.0	194.6	66.4	(249.7)	500.0
Other (expenses) income:
Interest expense	(112.5)	(136.8)	(139.6)	(116.5)	(84.5)
Early extinguishment of debt	(114.0)	—	—	—	—
Write off of debt issuance costs	(1.7)	(9.5)	—	—	—
Change in fair value of derivatives	2.2	7.0	(4.9)	8.9	(6.2)
Other, net	0.7	0.5	2.9	2.5	(2.6)

Income (loss) before income taxes	181.7	55.8	(75.2)	(354.8)	406.7
Income taxes	63.7	26.8	(23.4)	(15.0)	153.2

Net income (loss)	$118.0	$29.0	$(51.8)	$(339.8)	$253.5

Earnings (loss) per share amounts:
Basic	$1.22	$0.34	$(0.61)	$(4.30)	$3.26
Diluted	$1.22	$0.34	$(0.61)	$(4.30)	$3.26
Weighted average shares, basic (in thousands)	96,465	84,417	84,384	79,067	77,646
Weighted average shares, diluted (in thousands)	96,925	84,655	84,384	79,067	77,828
Dividends	$—	$—	$—	$0.04	$6.10

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash	$37.1	$46.1	$56.2	$56.2	$12.1
Working capital(1)	1,200.5	1,074.7	842.6	930.2	1,208.0
Total assets	3,369.7	3,229.9	2,991.2	3,083.2	3,919.7
Total debt(2)	1,256.6	1,526.7	1,360.2	1,452.6	1,748.6
Stockholders’ equity	1,185.9	720.8	689.8	743.9	987.2

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other Financial Data:
Adjusted Gross Profit(3)	$1,057.7	$849.6	$663.2	$493.5	$1,164.0
Adjusted EBITDA(4)	463.2	360.5	224.2	218.5	744.4
Adjusted EBITDA RONA(5)	28.9%	24.1%	19.6%	18.6%

Net cash flow:
Operating Activities	240.1	(102.9)	112.7	505.5	(137.4)
Investing Activities	(183.0)	(48.0)	(16.2)	(66.9)	(314.2)
Financing Activities	(60.5)	140.6	(98.2)	(393.9)	452.0

(1)	Working capital is defined as current assets less current liabilities.
(2)	Includes current portion.
(3)	We define “Adjusted Gross Profit” as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our last-in, first-out (“LIFO”) inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance and facilitates a meaningful comparison to our peers. We believe this for the following reasons:

•

Our management uses Adjusted Gross Profit for planning purposes, including the preparation of our annual operating budget and financial projections. This measure is also used to assess the performance of our business;

•

Investors use Adjusted Gross Profit to measure a company’s operating performance without regard to items, such as depreciation and amortization, and amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of transactions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether those companies elect to utilize the LIFO method and depending upon which LIFO method they may elect; and

•	Securities analysts can use Adjusted Gross Profit as a supplemental measure to evaluate overall operating performance of companies.

In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses.

However, Adjusted Gross Profit does not represent and should not be considered an alternative to gross profit or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted Gross Profit may not be comparable to similar measures that other companies report because other companies may not calculate Adjusted Gross Profit in the same manner as we do. Although we use Adjusted Gross Profit as a measure to assess the operating performance of our business, Adjusted Gross Profit has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include depreciation and amortization expense. Because we use capital assets, depreciation expense is a significant element of our costs and impacts our ability to generate revenue. In addition, the omission of amortization expense associated with our intangible assets further limits the usefulness of this measure. Furthermore, Adjusted Gross Profit does not account for our LIFO inventory costing methodology and, therefore, to the extent that recently purchased inventory accounts for a relatively large portion of our sales, Adjusted Gross Profit may overstate our operating performance. Because Adjusted Gross Profit does not account for certain expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations, management does not view Adjusted Gross Profit in isolation or as a primary performance measure and also uses other measures, such as net income and sales, to measure operating performance.

The following table reconciles Adjusted Gross Profit to gross profit (in millions):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Gross profit	$1,013.7	$708.2	$518.1	$548.0	$982.1
Depreciation and amortization	18.6	17.0	16.6	14.5	11.3
Amortization of intangibles	49.5	50.7	53.9	46.6	44.4
(Decrease) increase in LIFO reserve	(24.1)	73.7	74.6	(115.6)	126.2

Adjusted Gross Profit	$1,057.7	$849.6	$663.2	$493.5	$1,164.0

(4)	We define “Adjusted EBITDA” as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles, other non-recurring and non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted EBITDA because we believe it is a useful factor indicator of our operating performance. We believe this for the following reasons:

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

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$118.0	$29.0	$(51.8)	$(339.8)	$253.5
Income taxes	63.7	26.8	(23.4)	(15.0)	153.2
Interest expense	112.5	136.8	139.6	116.5	84.5
Loss (gain) on early extinguishment of debt	114.0	—	—	(1.3)	—
Write off of debt issuance costs	1.7	9.5	—	—	—
Depreciation and amortization	18.6	17.0	16.6	14.5	11.3
Amortization of intangibles	49.5	50.7	53.9	46.6	44.4
Amortization of purchase price accounting	—	—	—	15.7	2.4
Change in fair value of derivative instruments	(2.2)	(7.0)	4.9	(8.9)	6.2
Closed locations	—	—	(0.7)	1.4	4.4
Share based compensation	8.5	8.4	3.7	7.8	10.2
Franchise taxes	—	0.4	0.7	1.4	1.5
Goodwill and intangibles impairment	—	—	—	386.1	—
Inventory write-down	—	—	0.4	46.5	—
IT system conversion costs	—	—	—	2.4	1.4
M&A transaction & integration expenses	—	0.5	1.4	17.5	30.4
Pension settlement	4.4	—	—	—	—
Legal and consulting expenses	(1.2)	9.9	4.2	1.9	0.4
Joint venture termination	—	1.7	—	—	—
Provision for uncollectible accounts	—	0.4	(2.0)	1.0	7.7
Severance and related costs	—	1.1	3.2	4.4	—
MRC Transmark pre-Acquisition contribution	—	—	—	38.5	—
LIFO	(24.1)	73.7	74.6	(115.6)	126.2
Other expenses	(0.2)	1.6	(1.1)	(3.1)	6.7

Adjusted EBITDA	$463.2	$360.5	$224.2	$218.5	$744.4

(5)	We define Adjusted EBITDA Return on Net Assets (“Adjusted EBITDA RONA”) as (a) Adjusted EBITDA divided by (b) accounts receivable, plus inventory, plus the LIFO reserve, plus property, plant & equipment, net, less accounts payable and net assets acquired on December 31, 2012. The calculation of Adjusted EBITDA RONA is set forth below (dollars in millions):

	Year Ended December 31,
	2012	2011	2010	2009
Adjusted EBITDA	$463.2	$360.5	$224.2	$218.5

Accounts receivable	$823.2	$791.3	$596.4	$506.2
Inventory at LIFO	970.2	899.1	765.4	871.6
LIFO Reserve	151.0	175.1	101.4	26.9
Property, plant & equipment, net	122.5	107.4	104.7	111.5
Accounts payable	(438.4)	(479.6)	(426.6)	(338.5)
Net assets acquired on December 31, 2012(1)	(28.0)	—	—	—

Total adjusted net assets	$1,600.5	$1,493.3	$1,141.3	$1,177.7

Adjusted EBITDA RONA	28.9%	24.1%	19.6%	18.6%

(1)	Includes Production Specialty Services, Inc. accounts receivable, inventory and property plant and equipment less accounts payable acquired on December 31, 2012.

We present Adjusted EBITDA RONA because we believe it is a useful indicator of our operating performance. Management believes that Adjusted EBITDA RONA provides meaningful supplemental information regarding our performance by excluding certain income and expense items and assets and liabilities that may not be indicative of the core business operating results and may help in comparing current period results with those of prior periods as well as with our peers. Our management uses Adjusted EBITDA RONA for determining a significant portion of the compensation of our executive officers. In addition, Adjusted EBITDA RONA is a useful indicator of our operating performance because it measures our performance without regard to acquisition transaction-related assets such as intangibles and goodwill.

However, Adjusted EBITDA RONA does not represent and should not be considered an alternative to other GAAP measures of performance such as net income. Also, our definition of Adjusted EBITDA RONA may not be comparable to similar measures that other companies report. Further, Adjusted EBITDA RONA has certain limitations, such as excluding our LIFO inventory costing methodology. In addition, the omission of our substantial intangible assets and goodwill further limits the usefulness of this measure. As a result, management does not view Adjusted EBITDA RONA in isolation or as a primary performance measure and uses other measures such as net income and sales to measure operating performance.

Management believes that the GAAP-based measure which is most comparable to Adjusted EBITDA RONA is a percentage with net income in the numerator and stockholders’ equity in the denominator. We believe Adjusted EBITDA is a useful measure of performance as compared to net income for the reasons stated above in footnote 4. We believe that for our Company total adjusted net assets (as calculated above) is a more useful measure than stockholders’ equity for purposes of a RONA calculation because, among other things, our calculation omits intangible assets and goodwill arising from acquisitions. Given the Company’s history of making numerous acquisitions in recent years, the Company believes that the measure it uses is more comparable to similar measures used by other companies if the effects of acquisitions are eliminated.

For a reconciliation of Adjusted EBITDA (the numerator in our calculation of Adjusted EBITDA RONA) to net income, see footnote 4 above. For a reconciliation of total adjusted net assets (the denominator in our calculation of Adjusted EBITDA RONA) to stockholders’ equity, see the following table:

	Year Ended December 31,
	2012	2011	2010	2009
	(dollars in millions)
Stockholders’ equity	$1,185.9	$720.8	$689.8	$743.9
Long term debt	1,256.6	1,526.7	1,360.2	1,452.6
Deferred taxes, net	334.5	357.2	373.7	377.9
Other liabilities	147.7	143.3	140.8	170.2
Intangible assets	(1,359.7)	(1,333.1)	(1,366.5)	(1,425.7)
LIFO Reserve	151.0	175.1	101.4	26.9
Other assets	(50.4)	(50.6)	(101.9)	(111.9)
Cash	(37.1)	(46.1)	(56.2)	(56.2)
Net assets acquired on December 31, 2012(1)	(28.0)	—	—	—

Total adjusted net assets	$1,600.5	$1,493.3	$1,141.3	$1,177.7

(1)	Includes Production Specialty Services, Inc. accounts receivable, inventory and property plant and equipment less accounts payable acquired on December 31, 2012.

The following table summarizes (1) the numerator and denominator in our calculation of Adjusted EBITDA RONA and (2) the numerator (net income) and denominator (stockholders’ equity) in the most comparable GAAP-based measure.

	Year Ended December 31,
	2012	2011	2010	2009
	(dollars in millions)
Adjusted EBITDA	$463.2	$360.5	$224.2	$218.5
Total adjusted net assets	$1,600.5	$1,493.3	$1,141.3	$1,177.7
Adjusted EBITDA RONA	28.9%	24.1%	19.6%	18.6%

Net income (loss)	$118.0	$29.0	$(51.8)	$(339.8)
Stockholders’ equity	$1,185.9	$720.8	$689.8	$743.9
Net income / stockholders’ equity	10.0%	4.0%	(7.5)%	(45.7)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;

•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ creditworthiness;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related to adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•	adverse changes in political or economic conditions in the countries in which we operate;

•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•	the operation of our Company as a “controlled company”;

•	the impact on us of the SEC’s move toward convergence with IFRS;

•	adverse changes in political or economic conditions in the countries in which we operate; and

•	the occurrence of cybersecurity incidents.

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographical operating segments, consisting of our U.S. operations, our Canadian operations and our International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 18,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During 2012, the average oil price of approximately $94.05 per barrel for West Texas Intermediate (“WTI”) was flat compared to 2011. Natural gas prices declined to an average price of $2.75/Mcf (Henry Hub) during 2012 from an average of $4.00/Mcf in 2011. We continue to see a shift in rig utilization from natural gas to oil, with oil drilling representing over 72% of the total North American rig count during 2012 compared to 55% in 2011.

Activity levels in the upstream sector remain strong. In the U.S., the average rig count was up 2% in 2012 as compared to 2011 although rig counts have leveled off since peaking in the fourth quarter of 2011. Continued development within the Eagle Ford and Bakken shale regions and the Permian Basin primarily drove this increase in rig count. In Canada, the average total rig count for 2012 declined 14% as compared to the same period in 2011 having peaked in the first quarter of 2012 primarily due to the decline in natural gas drilling. However, maintenance, repair and operations (“MRO”) activity, particularly in the heavy oil and oil sands regions, has remained strong, mitigating the downturn experienced in shallow natural gas drilling elsewhere in Canada.

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

Our downstream and other industrials sector performance continues to improve. Within refining, market participants are experiencing higher utilization rates with corresponding need for MRO turnarounds but are still cautious with respect to major project capital spending because of international refining capacity additions and domestic demand levels. However, we believe there will continue to be increased turnaround activity by our major customers in the U.S. refining sector in 2013. The chemical portion of our downstream sector continues to experience strong levels of operational activity, driven at least in part by reduced pricing for the chemical industry’s key feedstocks, natural gas and natural gas liquids.

Internationally, we continue to see some improvement in prospects, although in Europe the outlook will be partly driven by Eurozone sentiment that will impact market confidence. Our Australasian business benefited from the March 2012 acquisition of MRC PSA. Refining customers remain cautious, particularly with the shift in production from Europe to Asia.

As part of our strategy to focus on our higher margin product lines, we continue to rebalance our OCTG business. We expect to accomplish this by continuing to reduce our OCTG inventory. Historically, this product line had contributed up to 25% of our revenue. It comprised 17% of our revenue in 2011 and 13% of our revenue in 2012.

Our backlog at December 31, 2012 was $664 million including $455 million, $62 million and $147 million in our US, Canadian and International segments, respectively. Our backlog at December 31, 2011 was $817 million including $631 million, $60 million and $126 million in our US, Canadian and International segments, respectively. The reduction in the U.S. 2012 backlog is primarily from repositioning the Company away from certain OCTG drilling programs.

Near the end of the fourth quarter of 2012, we experienced the impact of a general slow-down in the activities of our U.S. customers. The year-end slow down was expected, however, this year the slow down started earlier and was broader than in recent years driven in part by some of the uncertainty around the “fiscal cliff” negotiations at year end and the robustness of capital spending earlier in 2012, which may have exhausted certain customers’ capital budgets before the end of the year.

The following table shows key industry indicators for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Average Total Rig Count(1):
United States	1,919	1,875	1,546
Canada	364	422	351

Total North America	2,283	2,297	1,897
International	1,234	1,167	1,094

Total Worldwide	3,517	3,464	2,991

Average Oil Rig Count(1):
United States	1,383	984	591
Canada	265	279	199

Total North America	1,648	1,263	790

Average Natural Gas Rig Count(1):
United States	557	888	943
Canada	102	141	148

Total North America	659	1,029	1,091

Average Commodity Prices(2):
WTI crude oil (per barrel)	$94.05	$94.91	$79.48
Brent crude oil (per barrel)	$111.63	$111.26	$79.61
Natural gas ($/Mcf)	$2.75	$4.00	$4.37

Average Monthly Well Permits(3):	5,251	5,811	5,317
3:2:1 Crack Spread(4)	$30.02	$25.40	$12.92
PMI Index (as of December 1 of each year)(5)	50.7	53.1	57.3

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

Results of Operations for the years ended December 31, 2012, 2011 and 2010

The breakdown of our sales by sector for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions):

	Year Ended December 31,
	2012		2011		2010
Upstream	$2,534.7	46%	$2,257.7	47%	$1,768.9	46%
Midstream	1,526.2	27%	1,269.5	26%	922.9	24%
Downstream and other industrials	1,509.9	27%	1,305.2	27%	1,153.7	30%

	$5,570.8	100%	$4,832.4	100%	$3,845.5	100%

Our operating results by segment are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Sales:
U.S.	$4,238.4	$3,849.2	$3,124.7
Canada	765.2	653.6	465.2
International	567.2	329.6	255.6

Consolidated	$5,570.8	$4,832.4	$3,845.5

Operating Income:
U.S.	$358.3	$166.5	$60.0
Canada	27.2	17.4	(4.0)
International	21.5	10.7	10.4

Consolidated	$407.0	$194.6	$66.4

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

For the years ended December 31, 2012 and 2011 the following table summarizes our results of operations (in millions):

	Year Ended December 31,		$ Change	% Change
	2012	2011
Sales:
U.S.	$4,238.4	$3,849.2	$389.2	10%
Canada	765.2	653.6	111.6	17%
International	567.2	329.6	237.6	72%

Consolidated	$5,570.8	$4,832.4	$738.4	15%

Gross profit:
U.S.	$729.1	$508.5	$220.6	43%
Canada	131.3	105.2	26.1	25%
International	153.3	94.5	58.8	62%

Consolidated	$1,013.7	$708.2	$305.5	43%

Selling, general and administrative expenses:
U.S.	$370.8	$342.0	$28.8	8%
Canada	104.1	87.8	16.3	19%
International	131.8	83.8	48.0	57%

Consolidated	$606.7	$513.6	$93.1	18%

Operating income:
U.S.	$358.3	$166.5	$191.8	115%
Canada	27.2	17.4	9.8	56%
International	21.5	10.7	10.8	101%

Consolidated	$407.0	$194.6	$212.4	109%

Interest expense	(112.5)	(136.8)	24.3	(18)%
Loss on early extinguishment of debt	(114.0)	—	(114.0)	N/A
Write off of deferred financing fees	(1.7)	(9.5)	7.8	(82)%
Other, net	2.9	7.5	(4.6)	(61)%
Income tax expense	(63.7)	(26.8)	(36.9)	138%

Net income	$118.0	$29.0	$89.0	307%

Adjusted Gross Profit(1)	$1,057.7	$849.6	$208.1	24%

Adjusted EBITDA(1)	$463.2	$360.5	$102.7	29%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to and equivalent GAAP measure, see pages 37-38 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $5,570.8 million for the year ended December 31, 2012 as compared to $4,832.4 million for the year ended December 31, 2011.

U.S. Segment—Our U.S. sales increased $389.2 million to $4,238.4 million for 2012 from $3,849.2 million for 2011. The 10% increase was due to an increase in volume related to the improved business environment, including, in particular, the upstream and midstream sectors, which have been driven by activity levels in the oil and natural gas shale regions in the U.S. The acquisition of Chaparral Supply in June 2012 contributed $37.9 million to the revenue increase.

Canadian Segment—Our Canadian sales increased $111.6 million to $765.2 million for 2012 from $653.6 million for 2011. The 17% increase was due to an increase in volume related to the improved business environment, including, in particular, the upstream sector, which was driven by activity levels in the heavy oil and oil sands regions of Canada.

International Segment—Our International sales increased $237.6 million to $567.2 million for 2012 from $329.6 million for 2012. Approximately $192 million of this increase was due to the acquisitions of MRC PSA and MRC SPF in March 2012 and June 2011, respectively, while the remainder of the increase was due to an improvement in volume in the downstream sector in Europe during 2012.

Gross Profit. Our gross profit was $1,013.7 million (18.2% of sales) for the year ended December 31, 2012 as compared to $708.2 million (14.7% of sales) for the year ended December 31, 2011. The 350 basis point improvement in gross profit percentage was driven, in part, by the impact of our LIFO inventory costing methodology which increased 2012 gross profit percentage by 40 basis points and decreased 2011 gross profit percentage by 150 basis points. Excluding the impact of LIFO, as well as depreciation and amortization of intangibles, gross profit percentage improved by 140 basis points.

U.S. Segment—Gross profit for our U.S. segment increased to $729.1 million (17.2% of sales) for 2012 from $508.5 million (13.2% of sales) for 2011. The increase of $220.6 million was significantly impacted by our LIFO inventory costing methodology which had the effect of increasing 2012 gross profit by $24.1 million and decreasing 2011 gross profit by $73.7 million. The remaining increase in gross profit of $122.8 million was due to an increase in the volume of products sold year over year. Excluding the impact of LIFO, gross profit percentage increased by 150 basis points. This improvement was attributable to a shift in our product mix away from lower margin OCTG to our higher margin product lines.

Canadian Segment—Gross profit for our Canadian segment increased to $131.3 million (17.2% of sales) for 2012 from $105.2 million (16.1% of sales) for 2011. The increase of $26.1 million was due to an increase in the volume of products sold year over year. The improvement of gross profit percentage was largely due to the volume of products sold and improved leveraging of the fixed cost component of cost of sales.

International Segment—Gross profit for our International segment increased to $153.3 million (27.0% of sales) for 2012 from $94.5 million (28.7% of sales) for 2011, an improvement of $58.8 million. The increase in gross profit was largely due to the impact of the acquisitions of MRC PSA and MRC SPF, while the remainder of the increase was due to an increase in sales, particularly in Europe. The decrease in the gross profit percentage was due to a change in product mix resulting from these acquisitions.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $34.8 million and $27.3 million for the years ended December 31, 2012 and 2011.

Adjusted Gross Profit. Adjusted Gross Profit increased to $1,057.7 million (19.0% of sales) for 2012 from $849.6 million (17.6% of sales) for 2011, an improvement of $208.1 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
	2012	Percentage of Revenue	2011	Percentage of Revenue
Gross profit, as reported	$1,013.7	18.2%	$708.2	14.7%
Depreciation and amortization	18.6	0.3%	17.0	0.4%
Amortization of intangibles	49.5	0.9%	50.7	1.0%
(Decrease) increase in LIFO reserve	(24.1)	(0.4)%	73.7	1.5%

Adjusted Gross Profit	$1,057.7	19.0%	$849.6	17.6%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $606.7 million (10.9% of sales) for the year ended December 31, 2012 as compared to $513.6 million (10.6% of sales) for the year ended December 31, 2011.

U.S. Segment—SG&A for our U.S. segment increased to $370.8 million (8.7% of sales) for 2012 from $342.0 million (8.9% of sales) for 2011. The increase of $28.8 million was largely due to additional personnel costs such as headcount increases, overtime and incentives directly related to the overall increase in business activity.

Canadian Segment—SG&A for our Canadian segment increased to $104.1 million (13.6% of sales) for 2012 from $87.8 million (13.4% of sales) for 2011. The increase of $16.3 million was due to additional personnel costs such as headcount increases, overtime and incentives directly related to the overall increase in business activity. Included among these costs was $7.9 million incurred under our heavy oil profit sharing arrangement with Europump, Inc. as compared to $5.8 million incurred under this profit sharing arrangement in 2011.

International Segment— SG&A for our International segment increased to $131.8 million (23.3% of sales) for 2012 from $83.8 million (25.4% of sales) in 2011. The $48.0 million increase was driven by the acquisition of

MRC PSA, which had SG&A expenses of $34.4 million during 2012, combined with the impact of incremental expenses of approximately $5.9 million for MRC SPF which was acquired in June 2011.

Operating Income. Operating income was $407.0 million for the year ended December 31, 2012, as compared to operating income of $194.6 million for the year ended December 31, 2011, an improvement of $212.4 million.

U.S. Segment—Operating income for our U.S. segment increased to $358.3 million for 2012 from $166.5 million for 2011. The improvement of $191.8 million was driven by a $220.6 million increase in gross profit offset by a $28.8 million increase in selling, general and administrative expenses.

Canadian Segment—Operating income for our Canadian segment increased to $27.2 million for 2012 from $17.4 million for 2011. The improvement of $9.8 million was driven by a $26.1 million increase in gross profit offset by a $16.3 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segment increased to $21.5 million for 2012 from $10.7 million in 2011. The $10.8 million improvement was driven by a $58.8 million improvement in gross profit that was largely offset by an $48.0 million increase in selling, general and administrative expenses that was principally the result of our March 2012 acquisition of MRC PSA.

Interest Expense. Our interest expense was $112.5 million for the year ended December 31, 2012 as compared to $136.8 million for the year ended December 31, 2011. The decrease in interest expense was primarily due to a reduction of our weighted average interest rate. In a series of transactions from June to September 2012, we purchased in the open market $188.7 million in principal amount of our 9.50% senior secured notes due 2016 using our lower interest rate global asset-based lending facility (“Global ABL Facility”) to fund the purchases. In November 2012, we redeemed the remaining $861.3 million of senior secured notes utilizing proceeds from a new lower rate $650 million term loan (“Term Loan”) together with a draw under our Global ABL Facility.

Other Income (Expense). During 2012, in various transactions, we purchased $188.7 million of our senior secured notes in the open market. In November 2012, we redeemed the remaining $861.3 million of senior secured notes outstanding. The purchase and redemption of the senior secured notes resulted in a loss on the early extinguishment of debt of $114.0 million. In March 2012, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $1.7 million in debt issuance costs.

Income Tax Expense. Our income tax expense was $63.7 million for the year ended December 31, 2012, as compared to $26.8 million for the year ended December 31, 2011. Our effective tax rates were 35.1% and 48.0% for the years ended December 31, 2012 and 2011. These rates generally differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates. The 2011 effective tax rate of 48.0% includes adjustments made in the fourth quarter of $4.0 million in deferred income tax expense required to recognize a higher rate at which we expect certain deferred taxes in the Netherlands and Canada to be realized, and an additional $3.9 million in current income tax expense related to the taxation of our foreign operations primarily caused by a geographic shift in taxable income in different jurisdictions.

Net Income. Our net income was $118.0 million for the year ended December 31, 2012 as compared to net income of $29.0 million for the year ended December 31, 2011, an improvement of $89.0 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $463.2 million for the year ended December 31, 2012, as compared to $360.5 million for the year ended December 31, 2011. Our Adjusted EBITDA increased $102.7 million over that period primarily due to the increase in gross profit and other factors noted above.

We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Year Ended December 31,
	2012	2011
Net income	$118.0	$29.0
Income tax expense	63.7	26.8
Interest expense	112.5	136.8
Loss on early extinguishment of debt	114.0	—
Write off of debt issuance costs	1.7	9.5
Depreciation and amortization	18.6	17.0
Amortization of intangibles	49.5	50.7
Change in fair value of derivative instruments	(2.2)	(7.0)
Share based compensation expense	8.5	8.4
Legal and consulting expenses	(1.2)	9.9
Joint venture termination	—	1.7
Pension settlement	4.4	—
Other expenses	(0.2)	4.0
LIFO	(24.1)	73.7

Adjusted EBITDA	$463.2	$360.5

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

For the years ended December 31, 2011 and 2010 the following table summarizes our results of operations (in millions):

	Year Ended December 31,		$ Change	% Change
	2011	2010
Sales:
U.S.	$3,849.2	$3,124.7	$724.5	23%
Canada	653.6	465.2	188.4	40%
International	329.6	255.6	74.0	29%

Consolidated	$4,832.4	$3,845.5	$986.9	26%

Gross profit:
U.S.	$508.5	$378.8	$129.7	34%
Canada	105.2	63.9	41.3	65%
International	94.5	75.4	19.1	25%

Consolidated	$708.2	$518.1	$190.1	37%

Selling, general and administrative expenses:
U.S.	$342.0	$318.8	$23.2	7%
Canada	87.8	67.9	19.9	29%
International	83.8	65.0	18.8	29%

Consolidated	$513.6	$451.7	$61.9	14%

Operating income:
U.S.	$166.5	$60.0	$106.5	178%
Canada	17.4	(4.0)	21.4	N/A
International	10.7	10.4	0.3	3%

Consolidated	$194.6	$66.4	$128.2	193%

Interest expense	(136.8)	(139.6)	2.8	(2)%
Write off of deferred financing fees	(9.5)	—	(9.5)	N/A
Other, net	7.5	(2.0)	9.5	475%
Income tax (expense) benefit	(26.8)	23.4	(50.2)	(215)%

Net income (loss)	$29.0	$(51.8)	$80.8	156%

Adjusted Gross Profit(1)	$849.6	$663.2	$186.4	28%

Adjusted EBITDA(1)	$360.5	$224.2	$136.3	61%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to and equivalent GAAP measure, see pages 40-42 herein.

Sales. Our sales were $4,832.4 million for the year ended December 31, 2011 as compared to $3,845.5 million for the year ended December 31, 2010.

U.S. Segment—Our U.S. sales increased $724.5 million to $3,849.2 million for 2011 from $3,124.7 million for 2010. The 23% increase was due to an increase in volume related to the improved business environment including, in particular, the upstream and midstream sectors, which were driven by activity levels in the oil and natural gas shale regions in the U.S..

Canadian Segment—Our Canadian sales increased $188.4 million to $653.6 million for 2011 from $465.2 million for 2010. The 40% increase was due to an increase in volume related to the improved business environment including, in particular, the upstream sector, which was driven by activity levels in the heavy oil and oil sands regions of Canada.

International Segment—Our International sales increased $74.0 million to $329.6 million for 2011 from $255.6 million for 2010. Approximately $56 million of this increase was due to the acquisition of MRC SPF in June 2011, while the remainder of the increase was due to an improvement in volume in the downstream sector in Europe during 2011.

Gross Profit. Our gross profit was $708.2 million (14.7% of sales) for the year ended December 31, 2011 as compared to $518.1 million (13.5% of sales) for the year ended December 31, 2010. The 120 basis point improvement in gross profit percentage reflected the growth in sales, relative to certain costs such as depreciation and amortization, amortization of intangibles, and the impact of our LIFO inventory costing methodology, which were not directly related to activity levels and which remained relatively consistent from period to period. Excluding the impact of these items, gross profit percentage improved by 40 basis points.

U.S. Segment—Gross profit for our U.S. segment increased to $508.5 million (13.2% of sales) for 2011 from $378.8 million (12.1% of sales) for 2010. The increase of $129.7 million was due to an increase in the volume of products sold year over year. The rig count increased 21% for that same period.

Canadian Segment—Gross profit for our Canadian segment increased to $105.2 million (16.1% of sales) for 2011 from $63.9 million (13.7% of sales) for 2010. The increase of $41.3 million was due to an increase in the volume of products sold year over year. The rig count increased 20% for that same period.

International Segment—Gross profit for our International segment increased to $94.5 million (28.7% of sales) for 2011 from $75.4 million (29.5% of sales) for 2010, an improvement of $19.1 million. The increase in gross profit was largely due to the acquisition of MRC SPF in June 2011, while the remainder of the increase was due to an increase in sales, particularly in Europe. The decrease in the gross profit percentage was due to the mix of products changing as a result of the acquisition of MRC SPF.

Purchasing and warehousing activities costs included in SG&A rather than cost of sales approximated $27.3 million and $25.5 million for the years ended December 31, 2011 and 2010.

Adjusted Gross Profit. Adjusted Gross Profit increased to $849.6 million (17.6% of sales) for 2011 from $663.2 million (17.2% of sales) for 2010, an improvement of $186.4 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
	2011	Percentage of Revenue	2010	Percentage of Revenue
Gross profit, as reported	$708.2	14.7%	$518.1	13.5%
Depreciation and amortization	17.0	0.4%	16.6	0.4%
Amortization of intangibles	50.7	1.0%	53.9	1.4%
Increase in LIFO reserve	73.7	1.5%	74.6	1.9%

Adjusted Gross Profit	$849.6	17.6%	$663.2	17.2%

Selling, General and Administrative (“SG&A”) Expenses. Our selling, general and administrative expenses were $513.6 million (10.6% of sales) for the year ended December 31, 2011 as compared to $451.7 million (11.7% of sales) for the year ended December 31, 2010.

U.S. Segment—SG&A for our U.S. segment increased to $342.0 million (8.9% of sales) for 2011 from $318.8 million (10.2% of sales) for 2010. The increase of $23.2 million was largely due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity.

Canadian Segment—SG&A for our Canadian segment increased to $87.8 million (13.4% of sales) for 2011 from $67.9 million (14.6% of sales) for 2010. The increase of $19.9 million was due to additional personnel costs such as overtime and incentives directly related to the overall increase in business activity. Included in these costs was $5.7 million incurred under our heavy oil profit sharing arrangement with Europump, Inc. as compared to $1.1 million incurred under this profit sharing arrangement in 2010.

International Segment— SG&A for our International segment increased to $83.8 million (25.4% of sales) for 2011 from $65.0 million (25.4% of sales) in 2011. The $18.8 million increase was driven by the June 2011 acquisition of MRC SPF, which had SG&A expenses of $12.3 million.

Operating Income. Operating income was $194.6 million for the year ended December 31, 2011 as compared to operating income of $66.4 million for the year ended December 31, 2010, an improvement of $128.2 million.

U.S. Segment—Operating income for our U.S. segment increased to $166.5 million for 2011 from $60.0 million for 2010. The improvement of $106.5 million was driven by a $129.7 million increase in gross profit offset by a $23.2 million increase in selling, general and administrative expenses.

Canadian Segment—Operating income for our Canadian segment increased to $17.4 million for 2011 from an operating loss of $4.0 million for 2010. The improvement of $21.4 million was driven by a $41.3 million increase in gross profit offset by a $19.9 million increase in selling, general and administrative expenses.

International Segment—Operating income for our International segment increased to $10.7 million for 2011 from $10.4 million in 2010. The $0.3 million improvement was driven by a $19.1 million improvement in gross profit that was largely offset by an $18.8 million increase in selling, general and administrative expenses that was principally the result of our mid-year acquisition of MRC SPF.

Interest Expense. Our interest expense was $136.8 million for the year ended December 31, 2011 as compared to $139.6 million for the year ended December 31, 2010.

Other Income (Expense). We may use derivative instruments from time to time to help manage our exposure to interest rate risks and certain foreign currency risks. The change in the fair market value of our derivatives resulted in earnings of $7.0 million and losses of $4.9 million during the years ended December 31, 2011 and 2010, respectively. In June 2011, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $9.5 million in deferred financing costs.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $360.5 million for the year ended December 31, 2011, as compared to $224.2 million for the year ended December 31, 2010. Our Adjusted EBITDA increased $136.3 million over that period primarily due to the increase in gross profit and other factors noted above.

We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We believe that net income (loss) is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA with our net income (loss), as derived from our financial statements (in millions):

	Year Ended December 31,
	2011	2010
Net income (loss)	$29.0	$(51.8)
Income tax (benefit) expense	26.8	(23.4)
Interest expense	136.8	139.6
Write off of debt issuance costs	9.5	—
Depreciation and amortization	17.0	16.6
Amortization of intangibles	50.7	53.9
Change in fair value of derivative instruments	(7.0)	4.9
Share based compensation expense	8.4	3.7
Legal and consulting expenses	9.9	4.2
Joint venture termination	1.7	—
Other expenses	4.0	1.9
Increase in LIFO reserve	73.7	74.6

Adjusted EBITDA	$360.5	$224.2

Financial Condition and Cash Flows

Financial Condition

The following table sets forth selected balance sheet data for the periods indicated below (in millions):

	December 31, 2012	December 31, 2011	December 31, 2010
Inventory	$970.2	$899.1	$765.4
Working capital	1,200.5	1,074.7	842.6
Long-term debt, including current portion	1,256.6	1,526.7	1,360.2

Since 2010, we have emphasized a shift in our sales to higher gross profit products. Typically, OCTG (within our energy carbon steel tubular product portfolio) has generated the lowest gross profit. In alignment with this shift in emphasis, we have been re-balancing our inventories. At December 31, 2012, our energy carbon steel tubular products constituted approximately 34% of our inventory balance, down from 45% at the end of 2010. Conversely, our valves, fittings, flanges and all other products, which typically generate a higher gross profit, comprised 66% of our inventory at December 31, 2012, up from 55% at the end of 2010.

Our working capital increased 11.7% from 2011 to 2012, as higher business activity levels drove volume related growth in inventories and accounts receivable. We closely monitor our working capital position to have the appropriate flexibility for our operations.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$240.1	$(102.9)	$112.7
Investing activities	(183.0)	(48.0)	(16.2)
Financing activities	(60.5)	140.6	(98.2)

Net (decrease) increase in cash and cash equivalents	$(3.4)	$(10.3)	$(1.7)

Effect of foreign exchange rate on cash	$(5.6)	$0.3	$1.7

Operating Activities

Net cash provided by operating activities was $240.1 million in 2012, compared to net cash used in operating activities of $102.9 million in 2011. The net cash provided by operations was primarily the result of significantly improved profitability excluding non-cash charges and slower growth in working capital.

Net cash used in operating activities was $102.9 million in 2011, compared to net cash provided by operating activities of $112.7 million in 2010. The increase in net cash used in operations was primarily the result of an increase in working capital required to meet the demands of increased business activity levels. Increased investment in working capital is typical in our business during periods of growth.

Investing Activities

Net cash used in investing activities was $183.0 million in 2012, compared to $48.0 million in 2011. The $135.0 million increase in net cash used in investing activities was primarily due to the 2012 acquisitions of MRC PSA, PSS and Chaparral Supply. Our capital expenditures as a percentage of sales were 0.5% in 2012 and 0.4% in 2011. We believe that this level of capital expenditures is typical for our business.

Net cash used in investing activities was $48.0 million in 2011, compared to $16.2 million in 2010. The $31.8 million increase in net cash used in investing activities was primarily due to the 2011 acquisitions of MRC SPF and Valve Systems and Controls. Our capital expenditures excluding acquisitions as a percentage of sales were 0.4% in both 2011 and 2010.

Financing Activities

Net cash used in financing activities was $60.5 million in 2012, compared to $140.6 million provided by financing activities in 2011. In 2012, we received net proceeds of $333.3 million from our initial public offering and $644 million at closing from borrowings under our $650 million Term Loan. We used $1.1 billion to redeem our outstanding senior secured notes with proceeds from borrowings under our Global ABL Facility as well as our Term Loan.

Net cash provided by financing activities was $140.6 million in 2011, compared to net cash used in financing activities of $98.2 million used in 2010. These activities generally reflected advances and payments on our revolving credit facilities. In 2011, we advanced $150.4 million under such facilities to fund growth in working capital in addition to the acquisitions of MRC SPF and VSC. By contrast, in 2010 we repaid $141.9 million under these facilities reflecting our efforts to reduce working capital, particularly inventory, in a weaker business environment.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2012 and 2011, we had cash and cash equivalents of $37.1 million and $46.1 million, respectively. As of December 31, 2012 and 2011, $27.9 million and $41.0 million of our cash and cash equivalents was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We currently have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries and there are currently no plans for the repatriation of such amounts.

In April 2012, we completed an initial public offering, which generated net proceeds to us of approximately $333.3 million. These proceeds were net of a $21.5 million underwriting discount of which $9.3 million was paid to Goldman, Sachs & Co. as a co-lead bookrunner. The proceeds of the offering were used to pay down borrowings on our Global ABL Facility.

In a series of transactions from June to September 2012, we purchased in the open market $188.7 million in principal of our 9.50% senior secured notes due 2016 for $205.0 million. The purchases were funded with borrowings under our Global ABL Facility, and the weighted average price of these purchases was $108.65 per $100 of principal amount. We incurred a pre-tax loss on the purchase of the senior secured notes of $21.7 million related to the purchase premium, the write off of unamortized deferred financing costs and the write off of original discount.

In November 2012, we redeemed the remaining $861.3 million of senior secured notes utilizing proceeds of the Company’s new $650 million Term Loan together with a draw under our Global ABL Facility. The early redemption required the payment of a premium of $68.9 million. When combined with the write off of unamortized deferred financing costs and the write off of original issue discount, this redemption resulted in a pre-tax loss of $92.2 million.

Our credit facilities consist of a seven-year $650 million Term Loan maturing in November 2019 and a five year $1.25 billion Global ABL Facility maturing in March 2017. The Global ABL Facility provides for borrowings of up to $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million. As of December 31, 2012, we had $429.6 million available under this Global ABL Facility, which represented approximately a $154.1 million decrease in availability under similar facilities at December 31, 2011. As noted above, our ability to transfer funds among countries could be hampered by additional tax liabilities imposed as a result of these transfers.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2012.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing in the public or private markets, based on market conditions. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. We may also seek, from time to time, depending on market conditions, to refinance certain categories of our debt. From time to time, we may seek to consummate equity offerings. Any such transaction would be subject to market conditions, compliance with all of our credit agreements, and various other factors.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2012 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

	Total	2013	2014-2015	2016-2017	More Than 5 Years
Long-term debt(1)	$1,256.6	$6.5	$19.6	$621.0	$609.5
Interest payments(2)	325.9	53.9	106.4	94.7	70.9
Capital leases	2.1	0.5	0.6	0.3	0.7
Operating leases	127.5	35.9	55.6	20.7	15.3
Purchase obligations(3)	343.0	343.0	—	—	—
Other long-term liabilities	20.3	—	—	—	20.3

Total	$2,075.4	$439.8	$182.2	$736.7	$716.7

(1)	Long-term debt is based on debt outstanding on December 31, 2012.
(2)	Interest payments are based on interest rates in effect at December 31, 2012 and assume contractual amortization payments.
(3)	Purchase obligations reflect our commitments to purchase PVF products in the ordinary course of business. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases cancellations may subject us to cancellation fees or penalties, depending on the terms of the contract.

We historically have been an acquisitive company. We expect to fund future acquisitions primarily from (i) borrowings, either the unused portion of our facilities or new debt issuances, (ii) cash provided by operations, or (iii) the issuance of additional equity in connection with the acquisitions.

Description of Our Indebtedness

Senior Secured Term Loan B

In November 2012, we entered into a new $650 million seven-year Term Loan B (the “Term Loan”), with Bank of America N.A. as administrative agent, and other lenders from time to time parties thereto. The proceeds of the new Term Loan, together with a draw under the Company’s Global ABL Facility, were used to redeem all of McJunkin Red Man Corporation’s outstanding 9.50% Senior Secured Notes due 2016 (the “Notes”), totaling approximately $861.3 million.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan) to senior secured debt) (net of up to $75 million of unrestricted cash) would not exceed 3.50 to 1.00.

Maturity. The scheduled maturity date of the Term Loan is November 9, 2019. The Term Loan will amortize in equal quarterly installments at 1% a year with the payment of the balance at maturity.

Guarantees. The Term Loan is guaranteed by the Company and all of the U.S. borrower’s current and future wholly owned material U.S. subsidiaries, subject to certain exceptions.

Security. The Term Loan is secured by a first lien on all of the Company’s assets and the assets of its domestic subsidiaries, subject to certain exceptions and other than the collateral securing the Global ABL Facility (which includes accounts receivable, inventory and related assets, collectively, the “ABL collateral”), and by a second lien on the ABL collateral. In addition, the Term Loan is secured by a pledge of all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its first tier foreign subsidiaries, subject to certain exceptions.

Interest Rates and Fees. The Company has the option to pay interest at a base rate, subject to a floor of 2.25%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 1.25%, plus an applicable margin. The applicable margin for base rate loans is 400 basis points and the applicable margin for LIBOR loans is 500 basis points. The margin will step down by 25 basis points if the Company’s consolidated total leverage ratio (as defined under the Term Loan) is less than 2.50 to 1.00.

Voluntary Prepayment. The Company is able to voluntarily prepay the principal without penalty or premium, other than a 1% premium in the first year for re-pricing transactions only.

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).

Restrictive Covenants. The Term Loan does not include any financial covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries (including the Borrower) to:

•	make investments;

•	prepay certain indebtedness;

•	grant liens;

•	incur additional indebtedness;

•	sell assets;

•	make fundamental changes;

•	enter into transactions with affiliates; and

•	in the case of the Company, to pay dividends.

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the senior secured leverage ratio of the Company and its restricted subsidiaries is less than 3.25:1.00.

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma senior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 3.50:1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.00:1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 5.00:1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and a Borrowing Base (equal to, subject to certain exceptions, 85% of all accounts receivable and 65% of the book value of all inventory owned by the Company and its restricted subsidiaries).

The Term Loan contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Term Loan to be in full force and effect and change of control. If such an event of default occurs, the Agent under the Term Loan is entitled to take various actions, including the acceleration of amounts due under the Term Loan and all other actions that a secured creditor is permitted to take following a default.

Global ABL Credit Facility

In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) which replaced our then existing asset-based lending credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our current and future wholly owned material U.S. subsidiaries and MRC Global Inc. guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility.

Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our non-U.S. borrower subsidiaries are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the non-U.S. subsidiary and our wholly owned material U.S. subsidiaries.

No non-U.S. subsidiary guarantees the U.S. tranche and no property of our non-U.S. subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures the Term Loan.

Each of our non-U.S. borrower subsidiaries has a separate stand alone borrowing base that limits the non-U.S. subsidiary’s ability to borrow under its respective tranche, provided that the non-U.S. subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

Subject to the foregoing, our ability to borrow in each jurisdiction, other than Belgium, under the Global ABL Facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base determined under Belgian law.

U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.50% and 2.00% based on our fixed charge coverage ratio. Borrowings by our foreign borrower subsidiaries are generally subject to the same interest rate margins with the benchmark rate for such borrowings varying based on the currency in which such borrowings are made.

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $40.4 million of standby letters of credit, trade guarantees given by bankers and bid, performance and surety bonds at December 31, 2012. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of December 31, 2012, we are a defendant in lawsuits involving approximately 885 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through December 31, 2012, lawsuits involving 11,975 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2012, approximately $2.0 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries. Of this amount, approximately $1.5 million has been paid to settle claims alleging mesothelioma, $0.4 million for claims alleging lung cancer and $0.1 million for non-malignant claims. The following chart summarizes, for each year since 2008, the approximate number of pending claims, new claims, settled claims, dismissed claims, and approximate total settlement payments, average settlement amount and total defense costs:

	Claims Pending at End of Period	Claims Filed	Claims Settled	Claims Dismissed	Settlement Payments $	Average Settlement Amount $	Defense Costs $
Fiscal year ended December 31, 2008	846	43	16	6	295,500	18,469	336,497
Fiscal year ended December 31, 2009	905	81	12	10	193,500	16,125	463,213
Fiscal year ended December 31, 2010	948	89	28	18	481,000	17,179	604,565
Fiscal year ended December 31, 2011	981	96	33	30	571,500	17,318	562,964
Fiscal year ended December 31, 2012	885	144	27	213	467,500	17,315	631,500

As the table above shows, there has been an increase in the number of claims filed since the fiscal year ending December 31, 2008. We believe that this increase is primarily due to an increase in the marketing efforts by personal injury law firms in West Virginia and Pennsylvania. Although we do not know whether this is a trend that will continue in the near term, in the long term, we anticipate that asbestos-related litigation against us will decrease as the incidence of asbestos-related disease in the general U.S. population decreases.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. These analyses consist of separately estimating our reserve with respect to pending claims (both those scheduled for trial and those for which a trial date had not been scheduled), mass filings (including lawsuits brought in West Virginia each involving many, in some cases over a hundred, plaintiffs, which include little information regarding the nature of each plaintiff’s claim and historically have rarely resulted in any payments to plaintiff) and probable future claims. A key element of the analysis is categorizing our claims by the type of disease the plaintiffs allege and developing “benchmark” estimated settlement values for each claim category based on our historical settlement experience. These estimated settlement values are applied to each of our pending individual claims. With respect to pending claims where the disease type is unknown, the outcome is projected based on historic experience. The reserve with respect to mass filings is estimated by determining the number of individual plaintiffs included in the mass filings likely to have claims resulting in settlements based on our historical experience with mass filings. Finally, we estimate the value of probable claims that plaintiffs may assert against us over the next 15 years based on public health estimates of future incidences of certain asbestos-related diseases in the general U.S. population. Estimated settlement values are applied to those projected claims. Our annual assessment, dated December 31, 2012, projected that our payments to asbestos claimants over the next 15 years are estimated to range from $5.2 million to $13.1 million. Given these estimates and existing insurance coverage that historically has been available to cover substantial portions of our past payments to claimants and defense costs, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. Our belief that our accruals and associated estimates are currently adequate, however, relies on a number of significant assumptions, including:

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition, results of operations or cash flows. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 15—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2012.

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

NiSource Claim. In the summer of 2010, our customer NiSource, Inc. notified us that certain polyethylene pipe that PolyPipe, Inc. manufactured may be defective. On April 28, 2011, PolyPipe filed a petition in the District Court in Cooke County, Texas against the Company and NiSource seeking, among other things, a declaratory judgment that PolyPipe was not responsible for the costs relating to NiSource’s alleged failure to track and record the installation locations of the pipe and NiSource’s expenditures to implement a potential remediation plan including finding the pipe and removing the pipe. On June 1, 2011, the Court entered an order of non-suit, dismissing PolyPipe’s claims without prejudice to their re-filing the same claims. After a period of factual investigation and settlement discussions, PolyPipe again filed a petition in the District Court in Cooke County, Texas against NiSource and the Company seeking a similar declaratory judgment. In the fourth quarter of 2012, the parties settled the dispute, and the court dismissed the case. The Company settled its portion of the lawsuit for an immaterial amount.

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

Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer-specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually, but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for losses on receivables is included in SG&A expenses in the accompanying consolidated statements of income. At December 31, 2012, 2011 and 2010, the allowance for doubtful accounts was $5.3 million, $4.8 million and $4.5 million, or 0.6%, 0.6% and 0.7% of gross accounts receivable, respectively.

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation or deflation and estimated year-end inventory volume. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $318.9 million and $217.0 million at December 31, 2012 and 2011, respectively, were valued at the lower of weighted-average cost or market.

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

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 15% of our total assets as of December 31, 2012. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.

The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. During 2012, 2011 and 2010, no indicators of impairment existed. While we believe our assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 26% of our total assets as of December 31, 2012. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, each October, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three reportable segments (U.S., Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, the second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2012, 2011 and 2010 as the estimated fair value of each of our three reporting units substantially exceeded their carrying values. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2012, 2011 and 2010, as the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements, to clarify the codification and correct unintended applications of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2012-04 cover a wide range of topics in the codification and are classified as either technical corrections and improvements or conforming amendments related to fair value measurements. The amendments in ASU 2012-04 that do not have transition guidance are effective for us in fiscal 2012, while the amendments that are subject to the transition guidance are effective for us in fiscal 2013. We do not believe that ASU No. 2012-04 will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2012, all of our outstanding term and revolving debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2012, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $6.1 million per year if the amounts outstanding under our Global ABL Facility remained the same for an entire year. Because of a LIBOR floor in our Term Loan, as of December 31, 2012, a 1% increase in the LIBOR rate would not result in a significant change in our interest expense. An additional 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $6.5 million per year under our Term Loan.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses related to foreign currency contracts of $0.2 million, $0.1 million and $0.6 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth on page F-1 of this annual report and is incorporated herein by reference.

(b) Attestation report of our registered public accounting firm.

The Company’s registered public accounting firm’s attestation report on our internal control over financial reporting is set forth on page F-2 of this annual report and is incorporated herein by reference.

(c) Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Proposal 1—Election of Directors” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held May 8, 2013 (Proxy Statement), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K is presented at the end of Part I herein and captioned “Executive Officers of the Registrant” as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Information required by Item 405 of Regulation S-K will be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which information is incorporated by reference herein.

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “Questions and Answers About the Annual Meeting and Voting” and “Corporate Governance and Board Matters” in our Proxy Statement, which information is incorporated by reference herein.

We have adopted a Code of Ethics for Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Ethics applicable to all employees are available on our Internet website at www.mrcglobal.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at 2 Houston Center, Suite 3100, 909 Fannin, Houston, Texas 77010. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our Internet website at www.mrcglobal.com under the Investor Relations page, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement, which information is incorporated by reference herein.

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options and restricted stock	3,892,969	$18.05	2,185,239

Equity compensation plans not approved by security holders	None	N/A	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the heading “Corporate Governance and Board Matters” in our Proxy Statement, which information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Principal Accounting Fees and Services” in Proposal IV Ratification of the Appointment of Independent Registered Public Accounting Firm of our Proxy Statement, which information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report:

1.	Financial Statements.

See “Item 8—Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or the notes thereto.

3.	List of Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

3.2	Amended and Restated Bylaws of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

10.1	Amended and Restated Loan, Security and Guarantee Agreement, dated as of March 27, 2012, among McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway–Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Transmark Pty Ltd and MRC SPF Pty Ltd., as Australian Borrowers, MRC Transmark NV, as a Belgian Borrower, Midfield Supply ULC, as a Canadian Borrower, MRC Transmark B.V. and MRC Transmark International B.V., as Dutch Borrowers, MRC Transmark Holdings UK Limited, MRC Transmark Limited, MRC Transmark (Dragon) Limited and MRC SPF Scanfit Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Barclays Bank PLC and Wells Fargo Capital Finance LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on March 28, 2012). (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-178980), filed with the SEC on March 28, 2012).

10.2	Registration Rights Agreement, dated as of April 11, 2012, between MRC Global Inc. and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.2.1	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc., PVF Holdings LLC and the other parties thereto. (Incorporated by reference to Exhibit 10.2.1 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

Exhibit Number	Description

10.3	Form of Indemnification Agreement between MRC Global Inc. (formerly McJunkin Red Man Holding Corporation) and Executive Officers. (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on April 4, 2012).

10.3.1	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Directors. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 of the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on April 4, 2012).

10.4†	Employment Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane. (Incorporated by reference to Exhibit 10.29 to the Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 28, 2008).

10.4.1†	Amendment to Employment Agreement by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane, dated February 23, 2011. (Incorporated by reference to Exhibit 10.7.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.5†	Amended and Restated Employment Agreement, dated as of December 5, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James Underhill. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.6*†	Employment Agreement, dated as of March 30, 2012, by and between MRC Transmark Pte Ltd. and Neil P. Wagstaff.

10.7†	Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC and McJunkin Red Man Corporation. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) (No. 333-153091), filed with the SEC on September 26, 2008).

10.8†	Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9†	2007 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.9.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.9.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.10†	2007 Restricted Stock Plan, as amended. (Incorporated by reference to Exhibit 10.14.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.11†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091) filed with the SEC on September 26, 2008).

10.12†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2007 Stock Option Plan (Canada). (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.12.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are parties to non-competition agreements). (Incorporated by reference to Exhibit 10.19.1 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.12.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are not parties to non-competition agreements). (Incorporated by reference to Exhibit 10.19.2 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.13†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.14	Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Hg Acquisition Corp., McJunkin Red Man Corporation, and certain shareholders of McJunkin Red Man Corporation named therein. (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.15†	Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated as of October 31, 2007. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15.1†	Amendment No. 1, dated as of December 18, 2007, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC. (Incorporated by reference to Exhibit 10.20.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.15.2†	Amendment No. 2, dated as of October 31, 2009, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC. (Incorporated by reference to Exhibit 10.20.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on Mach 24, 2011).

10.16†	Subscription Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Andrew R. Lane, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.30 to the Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation (No. 333-153091), filed with the SEC on September 26, 2008).

10.17†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.17.1†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.17.2†	Second Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.18†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of February 24, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.18.1†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of June 1, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.19†	Subscription Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Len Anthony, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.19.1†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.19.2†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.20†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035, filed with the SEC on March 24, 2011).

10.21†	Subscription Agreement, dated as of October 30, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), John A. Perkins, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.22†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and John A. Perkins. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.23†	Indemnification Agreement by and between the Company and Peter C. Boylan, III dated August 11, 2010. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.24†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Daniel J. Churay. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.25†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James E. Braun. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on November 16, 2011).

10.26†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2011 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on March 5, 2012).

10.26.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.26.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

Exhibit Number	Description

10.26.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.26.4†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.27†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on November 26, 2011).

10.28	Governance Agreement, dated as of April 11, 2012, by and between MRC Global Inc. and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.4 to the Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.29	Term Loan Credit Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, as the Borrower, MRC Global Inc., as Guarantor, each other Subsidiary Guarantor from time to time party thereto, the several lenders from time to time party thereto, Banc of America, N.A., as Administrative Agent, U.S. Bank National Association, as Collateral Trustee, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Key Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Managers, Wells Fargo Bank, National Association, as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.30	Term Loan Guarantee and Acknowledgment, dated as of November 9, 2012, by each of the signatories listed on the signature pages thereto and each of the other entities that becomes a party thereto, in favor of the Administrative Agent (as defined therein) for the benefit of the Guaranteed Parties (as defined therein). (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.31	Security Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.32	Term Loan Pledge Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

Exhibit Number	Description

10.33	First Amendment to Amended and Restated Loan, Security and Guarantee Agreement, dated as of November 9, 2012, among MRC Global Inc., McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company, The South Texas Supply Company, Inc., MRC Transmark Pty Ltd, and MRC SPF Pty Ltd., MRC Transmark B.V., MRC Canada ULC (f/k/a Midfield Supply ULC), MRC Transmark B.V., and MRC Transmark International B.V., MRC Transmark Holdings UK Limited, MRC Transmark Limited, MRC Transmark (Dragon) Limited, and MRC SPF Scanfit Limited, the financial institutions party thereto constituting Required Lenders (as defined in the Loan Agreement referred to therein) and Bank of America, N.A., in its capacity as collateral agent and administrative agent for itself and the other Secured Parties (as defined in the Loan Agreement referred to therein). (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

21.1*	List of Subsidiaries of MRC Global Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100*	The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three and twelve month periods ended December 31, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the three and twelve month periods ended December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the twelve month period ended December 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	February 22, 2013

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2013

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 22, 2013

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 22, 2013

/S/ RHYS J. BEST Rhys J. Best	Director	February 22, 2013

/S/ PETER C. BOYLAN, III Peter C. Boylan, III	Director	February 22, 2013

/S/ HENRY CORNELL Henry Cornell	Director	February 22, 2013

/S/ CHRISTOPHER A.S. CRAMPTON Christopher A.S. Crampton	Director	February 22, 2013

/S/ JOHN F. DALY John F. Daly	Director	February 22, 2013

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 22, 2013

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 22, 2013

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 22, 2013

Signature	Title	Date

/S/ JOHN A. PERKINS John A. Perkins	Director	February 22, 2013

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 22, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

MRC Global Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. MRC Global Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Management has excluded OneSteel Piping Systems and Production Specialty Services, Inc. from its assessment of internal controls over financial reporting as of December 31, 2012 because the Company acquired the assets and operations of OneSteel Piping Systems effective March 5, 2012, and Production Specialty Services, Inc. effective December 31, 2012. OneSteel Piping Systems and Production Specialty Services, Inc. constituted approximately 6% and 3% of consolidated assets and revenues, respectively, as of and for the year ended December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting is included in this Form 10-K.

/S/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

/s/ JAMES E. BRAUN
James E. Braun Executive Vice President and Chief Financial Officer

Houston, TX

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MRC Global Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses of OneSteel Piping Systems and Production Specialty Services, Inc. which are included in the December 31, 2012 consolidated financial statements of MRC Global Inc. and subsidiaries and constituted approximately 6% and 3% of consolidated assets and revenues, respectively, as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of MRC Global Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of OneSteel Piping Systems and Production Specialty Services, Inc.

In our opinion, MRC Global Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia

February 22, 2013

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

	December 31,
	2012	2011
	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$37,090	$46,127
Accounts receivable, net	823,236	791,280
Inventories	970,228	899,064
Deferred income taxes	6,603	2,215
Income taxes receivable	248	—
Other current assets	13,169	11,437

Total current assets	1,850,574	1,750,123

Other assets	37,031	39,212

Property, plant and equipment, net	122,458	107,430

Intangible assets:
Goodwill, net	610,392	561,270
Other intangible assets, net	749,272	771,867

	1,359,664	1,333,137

	$3,369,727	$3,229,902

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$438,344	$479,584
Accrued expenses and other current liabilities	124,026	108,973
Income taxes payable	—	11,950
Deferred revenue	1,573	4,450
Deferred income taxes	79,661	70,425
Current portion of long-term debt	6,500	—

Total current liabilities	650,104	675,382

Long-term obligations:
Long-term debt, net	1,250,089	1,526,740
Deferred income taxes	261,448	288,985
Other liabilities	22,164	17,933

	1,533,701	1,833,658
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized, 101,563 and 84,427 issued and outstanding, respectively	1,016	844
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	1,625,900	1,282,949
Retained (deficit)	(418,830)	(536,791)
Accumulated other comprehensive loss	(22,164)	(26,140)

	1,185,922	720,862

	$3,369,727	$3,229,902

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Sales	$5,570,858	$4,832,423	$3,845,536
Cost of sales	4,557,115	4,124,271	3,327,434

Gross profit	1,013,743	708,152	518,102

Selling, general and administrative expenses	606,753	513,563	451,680

Operating income	406,990	194,589	66,422

Other income (expense):
Interest expense	(112,519)	(136,844)	(139,641)
Loss on early extinguishment of debt	(113,961)	—	—
Write off of debt issuance costs	(1,685)	(9,450)	—
Change in fair value of derivative instruments	2,186	7,044	(4,926)
Other, net	685	429	2,968

Income (loss) before income taxes	181,696	55,768	(75,177)
Income tax expense (benefit)	63,738	26,784	(23,353)

Net income (loss)	$117,958	$28,984	$(51,824)

Basic earnings (loss) per common share	$1.22	$0.34	$(0.61)
Diluted earnings (loss) per common share	$1.22	$0.34	$(0.61)
Weighted-average common shares, basic	96,465	84,417	84,384
Weighted-average common shares, diluted	96,925	84,655	84,384

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$117,958	$28,984	$(51,824)

Other comprehensive income (loss) before tax
Foreign currency translation adjustments	4,149	(7,616)	(3,233)
Pension related adjustments	25	635	(1,804)

Total other comprehensive income (loss) before tax	4,174	(6,981)	(5,037)
Income tax (expense) benefit related to components of other comprehensive income	(198)	697	(1,474)

Other comprehensive income (loss), net of tax	3,976	(6,284)	(6,511)

Comprehensive income (loss)	$121,934	$22,700	$(58,335)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(In thousands)
Balance at December 31, 2009	84,368	$843	$1,270,616	$(514,216)	$(13,345)	$743,898
Net loss	—	—	—	(51,824)	—	(51,824)
Foreign currency translation, net of tax	—	—	—	—	(4,707)	(4,707)
Pension related adjustments, net of tax	—	—	—	—	(1,804)	(1,804)

Net comprehensive loss						(58,335)
Equity contribution	11	—	200	—	—	200
Restricted stock vested during period	25	1	—	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	250	—	250
Equity-based compensation expense	—	—	3,744	—	—	3,744

Balance at December 31, 2010	84,404	844	1,274,560	(565,790)	(19,856)	689,758
Net Income	—	—	—	28,984	—	28,984
Foreign currency translation, net of tax	—	—	—	—	(6,919)	(6,919)
Pension related adjustments, net of tax	—	—	—	—	635	635

Net comprehensive loss						22,700
Restricted stock vested during period	23	—	1	—	—	1
Forfeited dividends on forfeited unvested restricted stock	—	—	—	15	—	15
Equity-based compensation expense	—	—	8,385	—	—	8,385
Exercise of stock options	—	—	3	—	—	3

Balance at December 31, 2011	84,427	844	1,282,949	(536,791)	(26,140)	720,862
Net income	—	—	—	117,958	—	117,958
Foreign currency translation, net of tax	—	—	—	—	3,793	3,793
Pension related adjustments, net of tax	—	—	—	—	183	183

Net comprehensive income						121,934
Common stock issued in initial public offering	17,046	171	333,171	—	—	333,342
Restricted stock vested during period	22	—	—	—	—	—
Forfeited dividends on forfeited unvested restricted stock	—	—	—	3	—	3
Equity-based compensation expense	—	—	8,475	—	—	8,475
Exercise of stock options	68	1	676	—	—	677
Tax benefit on stock based compensation	—	—	629	—	—	629

Balance at December 31, 2012	101,563	$1,016	$1,625,900	$(418,830)	$(22,164)	$1,185,922

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(In thousands)	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$117,958	$28,984	$(51,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	18,585	17,046	16,579
Amortization of intangibles	49,466	50,652	53,852
Equity-based compensation expense	8,475	8,385	3,744
Deferred income tax (benefit) expense	(20,432)	(16,362)	2,673
Amortization of debt issuance costs	8,782	10,456	11,800
Loss on early extinguishment of debt	113,961	—	—
Write off of debt issuance costs	1,685	9,450	—
(Decrease) increase in LIFO reserve	(24,140)	73,703	74,557
Change in fair value of derivative instruments	(2,186)	(7,044)	4,926
Hedge termination	—	—	(25,038)
Provision for uncollectible accounts	2,428	433	(2,042)
Other non-cash items	6,961	4,025	622
Changes in operating assets and liabilities:
Accounts receivable	22,399	(177,744)	(83,648)
Inventories	26,674	(182,173)	27,098
Income taxes	(12,593)	45,333	(12,278)
Other current assets	(681)	(35)	1,249
Accounts payable	(84,380)	36,550	85,074
Deferred revenue	(2,921)	(13,642)	1,071
Accrued expenses and other current liabilities	10,031	9,086	4,293

Net cash provided by (used in) operations	240,072	(102,897)	112,708

Investing activities
Purchases of property, plant and equipment	(26,189)	(18,056)	(14,307)
Proceeds from the disposition of property, plant & equipment	2,272	3,087	3,054
Acquisitions, net of cash acquired of $0, $2,036, and $781	(152,367)	(39,865)	(12,393)
Proceeds from the sale of assets held for sale	—	10,594	4,060
Other investment and notes receivable transactions	(6,755)	(3,795)	3,351

Net cash used in investing activities	(183,039)	(48,035)	(16,235)

Financing activities
Proceeds from the sale of common stock	333,342	—	—
Net proceeds from/(payments) on revolving credit facilities	149,699	150,428	(141,899)
Purchases and redemption of senior secured notes	(1,135,223)	—	—
Proceeds from issuance of term loan	643,500	—	—
Proceeds from issuance of senior secured notes	—	—	47,897
Payments on long-term obligations	(33,081)	—	—
Debt issuance costs paid	(20,038)	(9,836)	(4,386)
Proceeds from exercise of stock options	677	3	—
Tax benefit on stock options	629	—	—
Forfeited dividends on forfeited unvested restricted stock	3	—	—
Cash equity contributions	—	—	200

Net cash (used in) provided by financing activities	(60,492)	140,595	(98,188)

Decrease in cash	(3,459)	(10,337)	(1,715)
Effect of foreign exchange rate on cash	(5,578)	262	1,673
Cash—beginning of year	46,127	56,202	56,244

Cash—end of year	$37,090	$46,127	$56,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$104,846	$124,039	$125,419
Cash paid for (received from) income taxes	$96,526	$(1,051)	$(10,250)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2012

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts, including customer specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for losses on receivables is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenues. This practice excludes certain inventories, which are held outside of the United States, approximating $318.9 million and $217.0 million at December 31, 2012 and 2011, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Allowances for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales trends. The allowance, which totaled $19.0 million and $16.5 million at December 31, 2012 and 2011, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. Such amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs are shown net of accumulated amortization of $4.8 million and $3.5 million at December 31, 2012 and 2011.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is tested for impairment annually or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three segments (U.S., Canada and International).

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

Other intangible assets primarily include trade names, customer bases and noncompetition agreements resulting from business acquisitions. Other intangible assets are recorded at fair value at the date of acquisition. Amortization is provided using the straight-line method over their estimated useful lives, ranging from two to twenty years.

The carrying value of amortizable intangible assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge would be recognized to the extent that the carrying value exceeds the fair value, which is determined based on a discounted cash flow analysis. While we believe that assumptions and estimates utilized in the impairment analysis are reasonable, the actual results may differ materially from the projected results. These impairments are determined prior to performing our goodwill impairment test.

Derivatives and Hedging: From time to time, we utilize interest rate swaps to reduce our exposure to potential interest rate increases. Changes in the fair values of our derivative instruments are based upon independent market quotes. We do not designate our interest rate swaps as hedging instruments; therefore, we record our interest rate swaps on the consolidated balance sheets at fair value, with the gains and losses recognized in earnings in the period of change.

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

Our impairment methodology for goodwill and other intangible assets uses both (i) a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding the extent and timing of future cash flows, discount rates and growth trends and (ii) valuation based on our publicly traded common stock. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3. We have not elected to apply the fair value option to any of our eligible financial assets and liabilities.

Insurance: We are self-insured for first party automobile coverage, product recall, ocean cargo shipments and portions of employee healthcare and asbestos claims. In addition, we maintain a nonmaterial deductible program as it relates to workers’ compensation, automobile liability, property and general liability claims including, but not limited to, certain product liability claims, which are secured by various letters of credit totaling $5.6 million. Our estimated liability and related expenses for claims are based in part upon estimates provided by insurance carriers, third-party administrators, and actuaries. Insurance reserves are deemed by us to be sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary limits.

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

Foreign Currency Translation and Transactions: The functional currency of our foreign operations is the applicable local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The balance sheet accounts (with the exception of stockholders’ equity) are translated using current exchange rates as of the balance sheet date. Stockholders’ equity is translated at historical exchange rates and revenue and expense accounts are translated using a weighted-average exchange rate during the year. Gains or losses resulting from foreign currency transactions are recognized in the consolidated statements of income within other, net.

Equity-Based Compensation: Our equity-based compensation consists of (1) restricted common units and profit units of PVF Holdings LLC and (2) restricted stock and nonqualified stock options of our Company. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted common units, profit units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period.

Revenue Recognition: Sales to our principal customers are made pursuant to agreements that normally provide for transfer of legal title and risk upon shipment. We recognize revenue as products are shipped, title has transferred to the customer and the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Freight charges billed to customers are reflected in revenues. Return allowances are estimated using historical experience. Amounts received in advance of shipment are deferred and recognized as revenue when the products are shipped and title transfers. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of income.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with inbound and outbound freight. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross margin may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $34.8 million, $27.3 million, and $25.5 million for the years ended December 31, 2012, 2011, and 2010.

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

Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2012, 2011 and 2010, we did not have sales to any one customer in excess of 10% of gross sales. At those respective year-ends, no individual customer balances exceeded 10% of gross accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2012 and 2011, we did not have purchases from any one vendor in excess of 10% of our gross purchases, while during 2010 we had purchases from one vendor in excess of 10% of our gross purchases (11%). At those respective year-ends no individual vendor balance exceeded 10% of gross accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Segment Reporting: We have three operating and reportable segments, the United States of America, Canada, and International, which includes Europe, Asia, and Australasia. These segments represent our global business of providing pipe, valves, fittings and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets, through our distribution operations located throughout the world. We have recast segment operating results for 2011 and 2010 to conform with certain organizational realignments in 2012.

Reclassifications: Certain immaterial amounts in the prior years’ balance sheet, statements of operations and statements of cash flows have been reclassified to conform to the current year’s presentation.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements, to clarify the codification and correct unintended applications of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2012-04 cover a wide range of topics in the codification and are classified as either technical corrections and improvements or conforming amendments related to fair value measurements. The amendments in ASU 2012-04 that do not have transition guidance are effective for us in fiscal 2012, while the amendments that are subject to the transition guidance are effective for us in fiscal 2013. We do not believe that ASU No. 2012-04 will have a material impact on our consolidated financial statements.

NOTE 2—ACQUISITIONS

In 2012, we completed three acquisitions for an aggregate purchase price of $152.4 million. These acquisitions included:

•

The assets and operations of OneSteel Piping Systems, now known as MRC Piping Systems Australia (“MRC PSA”), a leading PVF distributor supplying the oil and gas, mining and mineral processing industries in Australia.

•	The assets of Chaparral Supply of Cherokee, Oklahoma which provided us support in the Mississippian Lime formation in Oklahoma and Kansas.

•	The assets and operations of Production Specialty Services, Inc. (“PSS”), a regional PVF distributor with 17 locations within the Permian Basin and Eagle Ford shale regions of Texas and New Mexico.

The preliminary purchase price allocation of each acquisition was based on preliminary valuations. Our estimates and assumptions are subject to change upon the receipt and review of final valuations. Goodwill recorded in connection with these transactions is deductable. The consideration paid for these acquisitions has been allocated as follows (in millions):

2012 Acquisitions
Net assets acquired:
Current assets, net of cash acquired	$129.1
Other long-term assets	11.8
Customer base intangibles	23.1
Other intangible assets	2.6
Goodwill	46.9
Current liabilities	(52.4)
Other long-term liabilities	(8.7)

Cash consideration paid	$152.4

In 2011, we completed two acquisitions for an aggregate purchase price of $41.9 million. These acquisitions included Stainless Pipe and Fittings Australia Pty. Ltd. (“MRC SPF”), a distributor of stainless steel piping products, and certain assets and operations of Valve Systems and Controls (“VSC”), a Houston, Texas based company specializing in valve automation.

In 2010, we completed two acquisitions for an aggregate purchase price of $13.2 million. These acquisitions included The South Texas Supply Company, Inc. (“South Texas”) and the operations and assets from Dresser Oil Tools, Inc. (“Dresser”) with operations in the Eagle Ford and Bakken Shale regions, respectively.

The impact of these transactions was not material to our financial statements in each of these respective years. Accordingly, no pro forma information has been presented.

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2012	2011	2010
Allowance for doubtful accounts
Beginning balance	$4,815	$4,451	$8,790
Net charge-offs	(1,973)	(69)	(2,297)
Provision	2,428	433	(2,042)

Ending balance	$5,270	$4,815	$4,451

Our accounts receivable is also presented net of other volume related allowances. Those allowances approximated $3.3 million and $4.2 million at December 31, 2012 and 2011.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in thousands):

	December 31,
	2012	2011
Finished goods inventory at average cost:
Energy carbon steel tubular products	$387,609	$488,938
Valves, fittings, flanges and all other products	752,630	601,706

	1,140,239	1,090,644
Less: Excess of average cost over LIFO cost (LIFO reserve)	(150,982)	(175,122)
Less: Other inventory reserves	(19,029)	(16,458)

	$970,228	$899,064

During 2012, our inventory quantities were reduced, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. In 2012 and 2010, the effect of this LIFO decrement decreased cost of sales by approximately $1.3 million and $14.1 million, respectively. There was no LIFO decrement in 2011.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31,
	Depreciable Life	2012	2011
Land and improvements	—	$17,465	$16,894
Building and building improvements	40 years	55,930	55,458
Machinery and equipment	3 to 10 years	130,289	103,224
Construction in progress	—	2,160	638
Property held under capital leases	20 to 30 years	3,500	3,217

		209,344	179,431
Allowances for depreciation and amortization		(86,886)	(72,001)

		$122,458	$107,430

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	US	Canada	International	Total
Goodwill at December 31, 2009(1)	$506,574	$—	$43,159	$549,733
Acquisition of South Texas and Dresser	3,591	—	—	3,591
Other	(687)	—	—	(687)
Effect of foreign currency translation	—	—	(3,253)	(3,253)

Goodwill at December 31, 2010(1)	$509,478	$—	$39,906	$549,384
Acquisition of VSC	2,780	—	—	2,780
Acquisition of MRC SPF	—	—	11,565	11,565
Other	(211)	—	—	(211)
Effect of foreign currency translation	—	—	(2,248)	(2,248)

Goodwill at December 31, 2011(1)	$512,047	$—	$49,223	$561,270
Acquisition of MRC PSA	—	—	21,829	21,829
Acquisition of PSS	25,051	—	—	25,051
Adjustment of MRC SPF purchase price	—	—	1,197	1,197
Effect of foreign currency translation	—	—	1,045	1,045

Goodwill at December 31, 2012	$537,098	$—	$73,294	$610,392

(1)	Net of accumulated impairment losses of $240.9 and $69.0 in the U.S and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in thousands):

	Weighted- Average Amortization Period (in years)	Gross	Accumulated Amortization	Net Book Value
December 31, 2012
Customer base	15.8	$721,010	$(242,355)	$478,655
Amortizable trade names	6.7	15,671	(6,577)	9,094
Indefinite lived trade names(1)	N/A	260,023	—	260,023
Noncompete agreements	3.8	2,470	(970)	1,500

	15.6	$999,174	$(249,902)	$749,272

December 31, 2011
Customer base	16.1	$696,326	$(194,836)	$501,490
Amortizable trade names	6.0	21,980	(11,642)	10,338
Indefinite lived trade names(1)	N/A	260,023	—	260,023
Noncompete agreements	5.0	970	(954)	16

	15.8	$979,299	$(207,432)	$771,867

(1)	Net of accumulated impairment losses of $76,200.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2013 to 2017 is currently estimated as follows (in thousands):

2013	$53,283
2014	52,709
2015	52,071
2016	51,272
2017	49,680

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	December 31,
	2012	2011
Senior secured term loan B, net of discount of $6,345	$642,030	$—
Global ABL Facility	608,006	—
9.50% senior secured notes due 2016, net of discount of $18,358	—	1,031,642
ABL Credit Facility	—	456,411
MRC Transmark term loan facility	—	30,824
Other	6,553	7,863

	1,256,589	1,526,740
Less current portion	6,500	—

	$1,250,089	$1,526,740

Senior Secured Term Loan B: In November 2012, we entered into a new $650 million seven-year Term Loan B (the “Term Loan”), with Bank of America N.A. as administrative agent, and other lenders from time to time parties thereto. The proceeds of the new Term Loan, together with a draw under the Company’s Global ABL Facility, were used to redeem all of McJunkin Red Man Corporation’s outstanding 9.50% Senior Secured Notes due 2016 (the “Notes”), totaling approximately $861.3 million.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan) to senior secured debt) (net of up to $75 million of unrestricted cash) would not exceed 3.50 to 1.00.

Maturity. The scheduled maturity date of the Term Loan is November 9, 2019. The Term Loan will amortize in equal quarterly installments at 1% a year with the payment of the balance at maturity.

Guarantees. The Term Loan is guaranteed by the Company and all of the U.S. borrower’s current and future wholly owned material U.S. subsidiaries, subject to certain exceptions.

Security. The Term Loan is secured by a first lien on all of the Company’s assets and the assets of its domestic subsidiaries, subject to certain exceptions and other than the collateral securing the Global ABL Facility (which includes accounts receivable, inventory and related assets, collectively, the “ABL collateral”), and by a second lien on the ABL collateral. In addition, the Term Loan is secured by a pledge of all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its first tier foreign subsidiaries, subject to certain exceptions.

Interest Rates and Fees. The Company has the option to pay interest at a base rate, subject to a floor of 2.25%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 1.25%, plus an applicable margin. The applicable margin for base rate loans is 400 basis points and the applicable margin for LIBOR loans is 500 basis points. The margin will step down by 25 basis points if the Company’s consolidated total leverage ratio (as defined under the Term Loan) is less than 2.50 to 1.00.

Voluntary Prepayment. The Company is able to voluntarily prepay the principal without penalty or premium, other than a 1% premium in the first year for re-pricing transactions only.

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).

Restrictive Covenants. The Term Loan does not include any financial covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries (including the Borrower) to:

•	make investments;

•	prepay certain indebtedness;

•	grant liens;

•	incur additional indebtedness;

•	sell assets;

•	make fundamental changes;

•	enter into transactions with affiliates; and

•	in the case of the Company, to pay dividends.

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the senior secured leverage ratio of the Company and its restricted subsidiaries is less than 3.25:1.00.

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma senior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 3.50:1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.00:1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 5.00:1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and a Borrowing Base (equal to, subject to certain exceptions, 85% of all accounts receivable and 65% of the book value of all inventory owned by the Company and its restricted subsidiaries).

The Term Loan contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Term Loan to be in full force and effect and change of control. If such an event of default occurs, the Agent under the Term Loan is entitled to take various actions, including the acceleration of amounts due under the Term Loan and all other actions that a secured creditor is permitted to take following a default.

Global ABL Credit Facility: In March 2012, we entered into a new multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) which replaced our then existing asset-based lending credit facility (“ABL Credit Facility”), our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

Each of our current and future wholly owned material U.S. subsidiaries and MRC Global Inc. guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility.

Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The obligations of any of our non-U.S. borrower subsidiaries are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the non-U.S. subsidiary and our wholly owned material U.S. subsidiaries.

No non-U.S. subsidiary guarantees the U.S. tranche and no property of our non-U.S. subsidiaries secures the U.S. tranche. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures the Term Loan.

Each of our non-U.S. borrower subsidiaries has a separate stand alone borrowing base that limits the non-U.S. subsidiary’s ability to borrow under its respective tranche, provided that the non-U.S. subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

Subject to the foregoing, our ability to borrow in each jurisdiction, other than Belgium, under the Global ABL Facility is limited by a borrowing base in that jurisdiction equal to 85% of eligible receivables, plus the lesser of 70% of eligible inventory and 85% of appraised net orderly liquidation value of the inventory. In Belgium, our borrowing is limited by a borrowing base determined under Belgian law.

U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.50% and 2.00% based on our fixed charge coverage ratio. Borrowings by our foreign borrower subsidiaries are generally subject to the same interest rate margins with the benchmark rate for such borrowings varying based on the currency in which such borrowings are made.

Availability: At December 31, 2012, availability under our revolving credit facilities was $429.6 million.

Senior Secured Notes: In a series of transactions from June to September 2012, we purchased in the open market $188.7 million in principal of our 9.50% senior secured notes due 2016 for $205.0 million. The purchases were funded with borrowings under our Global ABL Facility, and the weighted average price of these purchases was $108.65 per $100 of principal amount. We incurred a pre-tax loss on the purchase of the senior secured notes of $21.7 million related to the purchase premium, the write off of unamortized deferred financing costs and the write off of original discount.

In November 2012, we redeemed the remaining $861.3 million of senior secured notes utilizing proceeds of the Company’s new $650 million Term Loan together with a draw under our Global ABL Facility. The early redemption required the payment of a premium of $68.9 million. When combined with the write off of unamortized deferred financing costs and the write off of original issue discount, this redemption resulted in a pre-tax loss of $92.2 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Senior secured term loan B, net of discount	6.39%	—
Global ABL Facility	2.21%	—
9.50% senior secured notes due 2016, net of discount	—	9.88%
ABL Credit Facility	—	2.66%
MRC Transmark term loan facility	—	7.17%
Other	0.84%	1.85%

Maturities of Long-Term Debt: At December 31, 2012, annual maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

2013	$6,500
2014	13,011
2015	6,542
2016	6,500
2017	614,506
Thereafter	609,530

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts(1)	$3	$—	$—	$144
Interest rate contracts(1)	—	—	—	2,010

(1)	Included in “Accrued expenses and other current liabilities” or “other current assets” in our consolidated balance sheets. The total notional amount of our interest rate swaps was $0 and approximately $519 million at December 31, 2012 and December 31, 2011, respectively. The total notional amount of our forward foreign exchange contracts was approximately $69 million and $39 million at December 31, 2012 and December 31, 2011.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$2,010	$6,973	$(5,548)
Foreign exchange forward contracts	176	71	622

NOTE 9—INCOME TAXES

The components of our income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$156,226	$50,654	$(59,375)
Foreign	25,470	5,114	(15,802)

	$181,696	$55,768	$(75,177)

Income taxes included in the consolidated statements of operations consist of (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$65,563	$32,080	$(26,111)
State	6,569	2,878	(1,709)
Foreign	12,038	8,188	1,794

	84,170	43,146	(26,026)
Deferred:
Federal	(15,776)	(14,960)	5,801
State	(1,256)	(1,177)	458
Foreign	(3,400)	(225)	(3,586)

	(20,432)	(16,362)	2,673

Income tax expense (benefit)	$63,738	$26,784	$(23,353)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax expense at statutory rates	$63,474	$19,518	$(26,311)
State taxes	3,453	977	(813)
Nondeductible expenses	1,123	1,121	1,024
Effect of tax rate changes on existing temporary differences	—	3,993	—
Effect of foreign operations	(3,565)	(499)	701
Change in valuation allowance	(78)	522	1,615
Other	(669)	1,152	431

Income tax expense (benefit)	$63,738	$26,784	$(23,353)

Effective tax rate	35.1%	48.0%	31.1%

Significant components of our current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable valuation	$2,046	$2,336
Accruals and reserves	12,617	4,009
Net operating loss carryforwards	5,453	5,250
Other	1,504	3,352

Subtotal	21,620	14,947
Valuation allowance	(2,059)	(2,137)

Total	19,561	12,810

Deferred tax liabilities:
Accounts receivable	(4,550)	(4,550)
Inventory valuation	(79,575)	(70,198)
Property, plant and equipment	(11,210)	(23,554)
Interest in foreign subsidiary	—	(11,880)
Intangible assets	(252,976)	(253,351)
Debt	(5,745)	(5,745)
Other	(11)	(727)

Total	(354,067)	(370,005)

Net deferred tax liability	$(334,506)	$(357,195)

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

In the United States, we had approximately $108.9 million of state net operating loss carryforwards as of December 31, 2012, which will expire in future years through 2032. In certain non-U.S. jurisdictions, we had $18.4 million of net operating loss carryforwards, of which $13.8 million have no expiration and $4.6 million will expire in future years through 2020.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $189.4 million, and $98.8 million as of December 31, 2012 and 2011, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2007 and the statute of limitations at our international locations is generally six to seven years.

At December 31, 2012 and 2011, our unrecognized tax benefits were immaterial to our consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares and set the terms of the shares of preferred stock. As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss net of tax in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2012	2011
Currency translation adjustments	$(21,829)	$(25,622)
Pension related adjustments	(335)	(518)

Accumulated other comprehensive loss	$(22,164)	$(26,140)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$117,958	$28,984	$(51,824)

Average basic shares outstanding	96,465	84,417	84,384
Effect of dilutive securities	460	238	—

Average diluted shares outstanding	$96,925	$84,655	$84,384

Net income (loss) per share:
Basic	$1.22	$0.34	$(0.61)
Diluted	$1.22	$0.34	$(0.61)

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, our anti-dilutive stock options approximated 2.1 million, 2.3 million and 2.0 million.

NOTE 11—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our 2007 Stock Option Plan permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.

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

Under the 2007 Stock Option Plan, 381,698 stock options with exercise prices ranging from $22.10 to $24.96 were modified in May 2012. The exercise price of these options was changed to $21.05. The impact of the modification was to increase stock based compensation expense over the remaining vesting period of the modified options. In January and December 2012, 14,451 and 8,174 shares of restricted stock vested. In February 2012, 15,561 shares of restricted stock were granted to two members of our Board of Directors. During 2012, 68,838 stock options were exercised and no stock options were granted under this plan.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. Vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. From May through August 2012, 1,064,761 stock options were granted to executive management, members of our Board of Directors and new employees under this plan.

We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. One of the key inputs into the Black-Scholes option pricing model is the fair value of the Company’s common equity. Prior to the initial public offering in April 2012, the Company determined the fair value of its common stock by a combination of consistently applied valuation procedures based on an internally prepared discounted cash flow analysis and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. Following the initial public offering, the Company uses the actual stock price to determine the fair value of its common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Stock Options
Balance at December 31, 2011	2,845,688	$17.04	7.7	$3,616
Granted	1,446,459	20.97
Exercised	(68,838)	9.84
Forfeited	(460,739)	22.35
Expired	(3,812)	9.62

Balance at December 31, 2012	3,758,758	$18.05	7.4	$36,585

At December 31, 2012:
Options outstanding, vested and exercisable	1,352,308	$15.59	5.4	$16,486
Options outstanding, vested and expected to vest	3,626,562	$17.99	7.4	$35,494

	Shares	Weighted Average Grant-Date Fair Value
Restricted Stock
Nonvested at December 31, 2011	141,997	$14.36
Granted	15,561	18.10
Vested	(22,625)	9.42
Forfeited	(722)	9.42

Nonvested at December 31, 2012	134,211	$15.65

The following table summarizes award activity under our stock option and restricted stock plans:

	Year Ended December 31,
	2012	2011	2010
Stock Options
Weighted-average, grant-date fair value of awards granted	$6.52	$3.46	$5.10
Total intrinsic value of stock options exercised	$1,089,830	$1,715	$—
Total fair value of stock options vested	$1,370,130	$1,833,836	$727,441

	Year Ended December 31,
	2012	2011	2010
Restricted Stock
Weighted-average, grant-date fair value of awards granted	$15.65	$14.36	$—
Total fair value of restricted stock vested	$484,141	$378,670	$514,082

Stock Options

Following are the weighted-average assumptions used to estimate the fair values of our stock options:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.90%	1.32%	2.54%
Dividend yield(1)	0.00%	0.00%	0.00%
Expected volatility	41.87%	46.05%	22.07%
Expected life (in years)	6.6	5.0	6.2

(1)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

Restricted Common Units: Certain of our key employees received restricted common units of PVF Holdings LLC that vested over a three-to-five year requisite service period. At December 31, 2012, all of the restricted common units were either vested or forfeited. Prior to full vesting or forfeiture, the expense was being recognized on a straight-line basis over the vesting period.

Profits Units: Certain of our key employees received profit units in PVF Holdings LLC that vest over a five-year requisite service period. The holders of these units are entitled to a share of any distributions made by PVF Holdings LLC once common unit holders have received a return of their capital contributions (for purposes of the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated October 31, 2007, as amended). At December 31, 2012, all of the profits units were either vested or forfeited. Prior to full vesting or forfeiture, the expense was being recognized on a straight-line basis over the vesting period.

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Equity-based compensation expense:
Stock options	$7,533	$6,707	$2,425
Restricted stock	481	412	253
Restricted common units	—	(1)	(337)
Profit units	461	1,267	1,403

Total equity-based compensation expense	$8,475	$8,385	$3,744

Income tax benefits related to equity-based compensation	$3,114	$3,081	$1,383

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Weighted- Average Vesting Period (in years)	December 31, 2012
Unrecognized equity-based compensation expense:
Stock options	3.4	$15,809
Restricted stock	3.5	1,322

Total unrecognized equity-based compensation expense		$17,131

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S., Canada, the United Kingdom, Australia, France, Belgium, and New Zealand. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 10% of eligible compensation.

Our provisions for the expense under defined contribution plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Defined contribution plans	$9,016	$6,531	$5,179

Defined Benefit Employee Benefit Plans: We sponsor a defined benefit pension plan for one subsidiary in Belgium. An independent insurance company administers this plan. Benefits are dependent on years of service and the employees’ compensation. Pension costs under our retirement plan are actuarially determined. Effective December 31, 2012, we elected to replace a defined benefit plan in the Netherlands with a defined contribution plan. Our obligation with respect to this defined benefit plan was terminated as of that date.

The following tables set forth the benefit obligations, the fair value of the plan assets and the funded status of our pension plans; and the amounts recognized in our consolidated financial statements (in thousands):

	December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$27,898	$27,538
Service cost	1,220	1,073
Interest cost	1,322	1,465
Curtailment for change in projected benefit obligation	(1,518)	(311)
Actuarial loss	1,156	511
Benefits paid	(1,148)	(1,528)
Expenses paid	(141)	(146)
Settlement	(26,553)	—
Foreign currency exchange	(135)	(704)

Projected benefit obligation at end of period	$2,101	$27,898

Accumulated benefit obligation at end of period	$1,545	$25,892

	December 31,
	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of period	$30,453	$29,231
Return on plan assets	3,892	2,692
Employer contributions	691	556
Participant contributions	414	459
Benefits paid	(1,148)	(1,528)
Expenses paid	(141)	(146)
Settlement	(32,546)	—
Foreign currency exchange	(172)	(811)

Fair value of plan assets at end of period	$1,443	$30,453

Funded status and net amounts recognized:
Plan assets, net of projected benefit obligation	$(658)	$2,555
Unrecognized actuarial loss	475	947

Net amount recognized in the consolidated balance sheets	$(183)	$3,502

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent other assets	$—	$2,798
Noncurrent other liabilities	(658)	(243)

Accrued benefit obligation	(658)	2,555
Other comprehensive loss	475	947

Net amount recognized in the consolidated balance sheets	$(183)	$3,502

The following table sets forth our net periodic pension cost (in thousands):

	Year Ended December 31,
	2012	2011
Service cost	$1,220	$1,073
Interest cost	1,322	1,465
Curtailment gain	(1,518)	(311)
Settlement loss	5,317	—
Expected return on plan assets	(1,437)	(1,762)

Net periodic pension cost	$4,904	$465

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

The following table sets forth the principal weighted-average assumptions used to determine benefit obligation and benefit costs:

	Year Ended December 31,
	2012	2011
Benefit obligation:
Discount rate	2.50%	4.70%
Rate of compensation increase	2.00%	2.00%

Benefit cost:
Discount rate	2.50%	4.70%
Rate of compensation increase	2.00%	2.00%
Expected return on plan assets	4.00%	5.27%

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

Plan Assets: The investment objective for the plan is to earn a long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and expenses and meet any other cash needs, in the short-to-medium term.

The following table sets forth the asset allocations for our pension plans:

	2012	2011
Fixed income securities	—	78%
Equity securities	—	18%
Insurance contracts	100%	4%

Total	100%	100%

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

The following table sets forth the fair values of our pension plan assets (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2012
Cash and cash equivalents	$—	$—	$—	$—
Fixed income	—	—	—	—
Mutual fund	—	—	—	—
Insurance contracts	1,443	—	1,443	—

	$1,443	$—	$1,443	$—

December 31, 2011
Cash and cash equivalents	$66	$66	$—	$—
Fixed income	21,438	—	21,438	—
Mutual fund	5,399	—	5,399	—
Insurance contracts	3,550	—	3,550	—

	$30,453	$66	$30,387	$—

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

NOTE 12—RELATED PARTY TRANSACTIONS

Europump Systems Inc.

Certain MRC Canada ULC employees, who are shareholders of the Company, serve as executive officers of Europump Systems Inc. (“Europump”). Europump is engaged in the business of selling, servicing and renting industrial pumps. During the years ended December 31, 2012, 2011 and 2010, our purchases from Europump approximated $39.3 million, $42.0 million and $28.1 million. At December 31, 2012 and 2011, we had payables to Europump of approximately $4.9 million and $5.2 million. During the years ended December 31, 2012, 2011 and 2010, our sales to Europump approximated $1.2 million, $2.5 million and $0.8 million. At December 31, 2012 and 2011, we had receivables of approximately $0.2 and $0.3 million from Europump. We also agreed to make certain profit sharing payments to the Europump shareholders in respect of certain oilfield supply and service stores located in Western Canada. For the years ended December 31, 2012, 2011 and 2010, the expense we recognized for the aggregate profit participation for Europump was approximately $7.9 million, $5.8 million and $1.1 million.

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”), and Prideco LLC (“Prideco”), as well as certain employees. We lease equipment and vehicles from Prideco. Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2019 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties is set forth in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hansford Associates	$1,969	$2,284	$2,545
Prideco	116	596	1,510
Employees	2,238	2,572	2,484

	$4,323	$5,452	$6,539

Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are set forth in the following table (in thousands):

	2013	2014	2015	2016	2017 and thereafter
Hansford Associates	$1,533	$1,281	$1,087	$1,109	$2,344
Prideco	81	43	44	45	27
Employees	2,895	2,091	1,476	1,018	1,421

	$4,509	$3,415	$2,607	$2,172	$3,792

Debt and Equity Transactions

Goldman Sachs Credit Partners L.P. (“GSCP”), an affiliate of the Goldman Sachs Funds, was a co-lead arranger and joint bookrunner under our Global ABL Facility and our Term Loan as well as the syndication agent under those facilities. In addition, Goldman Sachs Lending Partners L.L.C. is a participant in our Global ABL Credit Facility. Goldman, Sachs & Co. was the co-lead bookrunner on our initial public offering and our November 2012 secondary offering.

Payments made to affiliates of the Goldman Sachs Funds in connection with these transactions are set forth in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Affiliates of the Goldman Sachs Funds	$13,194	$250	$700

Affiliates of the Goldman Sachs Funds

From time to time, we sell products to affiliates of the Goldman Sachs Funds. The total revenues from these affiliates are set forth in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Affiliates of the Goldman Sachs Funds	$23,094	$12,049	$24,430

The total receivables due from these affiliates are set forth in the following table (in thousands):

	Year Ended December 31,
	2012	2011
Affiliates of the Goldman Sachs Funds	$5,048	$1,390

In 2010, we engaged an affiliate of the Goldman Sachs Funds to provide insurance brokerage services. During 2012 and 2011, we paid this affiliate approximately $0.2 million and $0.3 million, respectively. As of December 31, 2012, this insurance broker was no longer affiliated with the Goldman Sachs Funds.

In 2012, we engaged an affiliate of the Goldman Sachs Funds to provide services for treasury, accounts receivables collection software and disaster recovery systems and paid them approximately $0.9 million.

NOTE 13—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada, principally Europe, Asia and Australasia. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets. The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2012	2011	2010
Sales
U.S.	$4,238.4	$3,849.2	$3,124.7
Canada	765.2	653.6	465.2
International	567.2	329.6	255.6

Consolidated revenues	$5,570.8	$4,832.4	$3,845.5

Depreciation and amortization
U.S.	$11.2	$11.6	$11.7
Canada	2.1	2.5	3.1
International	5.3	2.9	1.8

Total depreciation and amortization expense	$18.6	$17.0	$16.6

Amortization of intangibles
U.S.	$40.0	$40.1	$39.8
Canada	2.5	4.5	4.3
International	7.0	6.1	9.8

Total amortization of intangibles expense	$49.5	$50.7	$53.9

Operating income
U.S.	$358.3	$166.5	$60.0
Canada	27.2	17.4	(4.0)
International	21.5	10.7	10.4

Total operating income	407.0	194.6	66.4

Interest expense	112.5	136.8	139.6
Loss on early extinguishment of debt	114.0	—	—
Other (income) expense	(1.2)	2.0	2.0

Income (loss) before income taxes	$181.7	$55.8	$(75.2)

	December 31,
	2012	2011
Goodwill
United States	$537.1	$512.1
Canada	—	—
International	73.3	49.2

Total goodwill	$610.4	$561.3

Total assets
United States	$2,732.4	$2,749.4
Canada	249.1	176.1
International	388.2	304.4

Total assets	$3,369.7	$3,229.9

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2012	2011
Fixed assets
U.S.	56%	60%
Canada	24%	25%
International	20%	15%

	100%	100%

Our net sales by product line are as follows (in thousands):

	Year Ended December 31,
Type	2012		2011		2010
Energy carbon steel tubular products:
Line pipe	$1,158,512	21%	$1,033,976	21%	$692,197	18%
Oil country tubular goods	715,108	13%	809,163	17%	769,107	20%

	$1,873,620	34%	$1,843,139	38%	$1,461,304	38%

Valves, fittings, flanges and other products:
Valves and specialty products	$1,431,888	26%	$1,143,234	24%	$961,384	25%
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	1,175,276	21%	870,581	18%	653,741	17%
Other	1,090,074	19%	975,469	20%	769,107	20%

	$3,697,238	66%	$2,989,284	62%	$2,384,232	62%

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

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets:	$3	$—	$3	$—

Liabilities:	—	—	—	—

December 31, 2011
Assets:	$—	$—	$—	$—

Liabilities:
Foreign exchange forward contracts	144	—	144	—
Interest rate swap agreements	2,010	—	2,010	—

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $1.257 billion and $1.527 billion at December 31, 2012 and 2011, respectively. We estimate the fair value of the Term Loan and senior secured notes using Level 2 inputs, or quoted market prices as of December 31, 2012 and December 31, 2011, respectively. The fair value of our debt was $1.261 billion and $1.542 billion at December 31, 2012 and December 31, 2011, respectively. The carrying values of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values.

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

	Year Ended December 31,
	2012	2011	2010
Operating rental expense	$48,321	$40,255	$37,804

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$35,923	$459
2014	29,560	441
2015	26,071	217
2016	12,175	158
2017	8,501	117
Thereafter	15,333	699

	$127,563	$2,091

Litigation

Asbestos Claims. We are involved in various legal proceedings and claims, both as a plaintiff and a defendant, which arise in the ordinary course of business. These legal proceedings include claims that individuals brought against a large number of defendant entities, including us, seeking damages for injuries that certain products containing asbestos allegedly caused. As of December 31, 2012, we are a defendant in lawsuits involving approximately 885 of these claims. Each claim involves allegations of exposure to asbestos-containing materials by an individual or his or her family members. The complaints typically name many defendants. In a majority of these lawsuits, little or no information is known regarding the nature of the plaintiff’s alleged injuries or their connection with products that we distributed. Through December 31, 2012, lawsuits involving 11,975 claims have been brought against us. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. In total, since the first asbestos claim brought against us in 1984 through December 31, 2012, approximately $2.0 million has been paid to asbestos claimants in connection with settlements of claims against us without regard to insurance recoveries. Of this amount, approximately $1.5 million has been paid to settle claims alleging mesothelioma, $0.4 million for claims alleging lung cancer and $0.1 million for non-malignant claims.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. These analyses consist of separately estimating our reserve with respect to pending claims (both those scheduled for trial and those for which a trial date had not been scheduled), mass filings (including lawsuits brought in West Virginia each involving many, in some cases over a hundred, plaintiffs, which include little information regarding the nature of each plaintiff’s claim and historically have rarely resulted in any payments to plaintiff) and probable future claims. A key element of the analysis is categorizing our claims by the type of disease the plaintiffs allege and developing “benchmark” estimated settlement values for each claim category based on our historical settlement experience. These estimated settlement values are applied to each of our pending individual claims. With respect to pending claims where the disease type is unknown, the outcome is projected based on historic experience. The reserve with respect to mass filings is estimated by determining the number of individual plaintiffs included in the mass filings likely to have claims resulting in settlements based on our historical experience with mass filings. Finally, we estimate the value of probable claims that plaintiffs may assert against us over the next 15 years based on public health estimates of future incidences of certain asbestos-related diseases in the general U.S. population. Estimated settlement values are applied to those projected claims. Our annual assessment, dated December 31, 2012, projected that our payments to asbestos claimants over the next 15 years are estimated to range from $5.2 million to $13.1 million. Given these estimates and existing insurance coverage that historically has been available to cover substantial portions of our past payments to claimants and defense costs, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. Our belief that our accruals and associated estimates are currently adequate, however, relies on a number of significant assumptions, including:

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition, results of operations or cash flows.

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

NiSource Claim. In the summer of 2010, our customer NiSource, Inc. notified us that certain polyethylene pipe that PolyPipe, Inc. manufactured may be defective. On April 28, 2011, PolyPipe filed a petition in the District Court in Cooke County, Texas against the Company and NiSource seeking, among other things, a declaratory judgment that PolyPipe was not responsible for the costs relating to NiSource’s alleged failure to track and record the installation locations of the pipe and NiSource’s expenditures to implement a potential remediation plan including finding the pipe and removing the pipe. On June 1, 2011, the Court entered an order of non-suit, dismissing PolyPipe’s claims without prejudice to their re-filing the same claims. After a period of factual investigation and settlement discussions, PolyPipe again filed a petition in the District Court in Cooke County, Texas against NiSource and the Company seeking a similar declaratory judgment. In the fourth quarter of 2012, the parties settled the dispute, and the court dismissed the case. The Company settled its portion of the lawsuit for an immaterial amount.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2012 approximated $38.5 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees given by bankers on their behalf. The amount of these guarantees at December 31, 2012 was approximately $1.9 million.

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

NOTE 16—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in thousands, except per share amounts):

	First	Second	Third	Fourth	Year
2012
Revenues	$1,382.6	$1,430.4	$1,451.1	$1,306.7	$5,570.8
Gross profit	236.6	241.7	277.2	258.3	1,013.7

Net income (loss)	37.5	31.3	55.5	(6.4)	118.0
EPS:
Basic(1)	$0.44	$0.32	$0.55	$(0.06)	$1.22
Diluted(1)	$0.44	$0.32	$0.54	$(0.06)	$1.22

2011
Revenues	$991.8	$1,168.0	$1,366.2	$1,306.4	$4,832.4
Gross profit	147.0	172.7	201.1	187.4	708.2

Net income (loss)	(1.1)	4.7	21.9	3.5	29.0
EPS:
Basic(1)	$(0.01)	$0.06	$0.26	$0.04	$0.34
Diluted(1)	$(0.01)	$0.06	$0.26	$0.04	$0.34

(1)	EPS does not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.