Form 10-Q
period 2013-03-31
MRC GLOBAL INC.
filed 2013-05-03
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”. There were 101,687,820 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of April 26, 2013.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$27,421	$37,090
Accounts receivable, net	806,723	823,236
Inventories, net	955,468	970,228
Deferred income taxes	5,261	6,603
Other current assets	19,916	13,417

Total current assets	1,814,789	1,850,574

Other assets	35,948	37,031

Property, plant and equipment, net	120,964	122,458

Intangible assets:
Goodwill, net	610,222	610,392
Other intangible assets, net	735,672	749,272

	1,345,894	1,359,664

	$3,317,595	$3,369,727

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$519,218	$438,344
Accrued expenses and other current liabilities	105,856	124,026
Income taxes payable	24,912	—
Deferred revenue	5,320	1,573
Deferred income taxes	80,160	79,661
Current portion of long term debt	6,500	6,500

Total current liabilities	741,966	650,104

Long-term obligations:
Long-term debt, net	1,066,570	1,250,089
Deferred income taxes	255,993	261,448
Other liabilities	22,197	22,164

	1,344,760	1,533,701

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized, 101,685 and 101,563 issued and outstanding, respectively	1,017	1,016
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,629,729	1,625,900
Retained (deficit)	(372,647)	(418,830)
Accumulated other comprehensive loss	(27,230)	(22,164)

	1,230,869	1,185,922

	$3,317,595	$3,369,727

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
(In thousands, except per share amounts)	2013	2012
Sales	$1,305,100	$1,382,632
Cost of sales	1,058,529	1,146,071

Gross profit	246,571	236,561

Selling, general and administrative expenses	160,757	146,384

Operating income	85,814	90,177

Other income (expense):
Interest expense	(15,302)	(33,717)
Write off of debt issuance costs	—	(1,685)
Change in fair value of derivative instruments	567	2,125
Other, net	116	1,747

Income before income taxes	71,195	58,647
Income tax expense	25,012	21,113

Net income	$46,183	$37,534

Basic earnings per common share	$0.45	$0.44
Diluted earnings per common share	$0.45	$0.44
Weighted-average common shares, basic	101,609	84,437
Weighted-average common shares, diluted	102,426	84,756

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2013	2012
Net income	$46,183	$37,534

Other comprehensive (loss) income before tax—Foreign currency translation adjustments	(5,473)	5,421
Income tax benefit (expense) related to components of other comprehensive income	407	(637)

Total other comprehensive (loss) income, net of tax	(5,066)	4,784

Comprehensive income	$41,117	$42,318

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2013	2012
Operating activities
Net income	$46,183	$37,534
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,392	4,131
Amortization of intangibles	13,243	12,317
Equity-based compensation expense	1,920	1,841
Deferred income tax benefit	(4,017)	(2,110)
Amortization of debt issuance costs	1,446	2,326
Write off of debt issuance costs	—	1,685
(Decrease) increase in LIFO reserve	(3,072)	6,900
Change in fair value of derivative instruments	(567)	(2,125)
Provision for uncollectible accounts	(907)	727
Non-operating losses and other items not using cash	388	700
Changes in operating assets and liabilities:
Accounts receivable	11,937	(44,150)
Inventories	12,581	(68,807)
Income taxes payable	25,198	14,044
Other current assets	(6,987)	(5,834)
Accounts payable	83,484	43,816
Deferred revenue	3,763	(2,026)
Accrued expenses and other current liabilities	(15,578)	17,346

Net cash provided by operations	174,407	18,315

Investing activities
Purchases of property, plant and equipment	(4,890)	(4,458)
Proceeds from the disposition of property, plant and equipment	52	1,195
Acquisitions, net of cash acquired	—	(72,816)
Other investment and notes receivable transactions	295	(3,813)

Net cash used in investing activities	(4,543)	(79,892)

Financing activities
Payments on revolving credit facilities	(544,460)	(537,064)
Proceeds from revolving credit facilities	365,167	651,210
Payments on long term obligations	(1,625)	(31,456)
Debt issuance costs paid	(173)	(7,099)
Proceeds from exercise of stock options	1,459	—
Tax benefit on stock options	451	—

Net cash (used in) provided by financing activities	(179,181)	75,591

Increase (decrease) in cash	(9,317)	14,014
Effect of foreign exchange rate on cash	(352)	(1,308)
Cash – beginning of period	37,090	46,127

Cash – end of period	$27,421	$58,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,648	$7,444
Cash paid for income taxes	$3,219	$9,982

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries, McJunkin Red Man Corporation and its subsidiaries, are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2013. We have derived our condensed consolidated balance sheet as of December 31, 2012 from the audited financial statements for the year ended December 31, 2012. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Standards: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages. ASU 2013-05 is effective for us prospectively in 2014. We do not expect this update to have a material impact on our financial statements.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Finished goods inventory at average cost:
Energy carbon steel tubular products	$382,066	$387,609
Valves, fittings, flanges and all other products	740,930	752,630

	1,122,996	1,140,239
Less: Excess of average cost over LIFO cost (LIFO reserve)	(147,910)	(150,982)
Less: Other inventory reserves	(19,618)	(19,029)

	$955,468	$970,228

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Senior secured term loan B, net of discount of $6,113 and $6,345	$640,637	$642,030
Global ABL Facility	425,980	608,006
Other	6,453	6,553

	1,073,070	1,256,589
Less current portion	6,500	6,500

	$1,066,570	$1,250,089

Senior Secured Term Loan B: We have a $650 million seven-year Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00. This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. The Term Loan has mandatory prepayment requirements ranging from 0% to 50% of excess cash flow, beginning for the year ended December 31, 2013 and depending on our senior secured leverage ratio, and contains a number of customary restrictive covenants.

The interest rate for the Term Loan was 6.39% as of March 31, 2013 and December 31, 2012.

Global ABL Facility: We have a $1.25 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in March 2017. This facility is comprised of $977 million in revolver commitments in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

We and each of our current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets.

The interest rate for the Global ABL Facility was 1.91% and 2.21% as of March 31, 2013 and December 31, 2012, respectively.

Availability under our Global ABL Facility was $560 million as of March 31, 2013.

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’

respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year. In March 2013, 641,294 stock options and 87,914 shares of restricted stock were issued to employees. To date, 1,793,969 shares have been granted to management, members of our Board of Directors and key employees under this plan. We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Currency translation adjustments	$(26,895)	$(21,829)
Pension related adjustments	(335)	(335)

Accumulated other comprehensive loss	$(27,230)	$(22,164)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net income	$46,183	$37,534

Average basic shares outstanding	101,609	84,437
Effect of dilutive securities	817	319

Average diluted shares outstanding	102,426	84,756

Net income per share:
Basic	$0.45	$0.44
Diluted	$0.45	$0.44

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the three months ended March 31, 2013 and 2012, our anti-dilutive stock options approximated 0.6 million and 2.3 million.

NOTE 5 – SEGMENT INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada, principally Europe, Asia and Australasia. These segments represent our business of selling PVF and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors.

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Sales
U.S.	$965.6	$1,052.7
Canada	204.5	208.2
International	135.0	121.7

Consolidated revenues	$1,305.1	$1,382.6

Operating income
U.S.	$74.2	$75.2
Canada	8.2	9.6
International	3.4	5.4

Total operating income	85.8	90.2
Interest expense	(15.3)	(33.7)
Other, net	0.7	2.1

Income before income taxes	$71.2	$58.6

	March 31,	December 31,
	2013	2012
Total assets
U.S.	$2,688.7	$2,732.4
Canada	223.3	249.1
International	405.6	388.2

Total assets	$3,317.6	$3,369.7

Our net sales by product line are as follows (in thousands):

	Three months ended
Type	March 31, 2013	March 31, 2012
Energy carbon steel tubular products:
Line pipe	$261,625	$290,353
Oil country tubular goods (OCTG)	126,115	221,221

	$387,740	$511,574

Valves, fittings, flanges and other products:
Valves and specialty products	$362,718	$331,832
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	289,767	276,526
Other	264,875	262,700

	$917,360	$871,058

NOTE 6 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. As of March 31, 2013, we do not have any interest rate swap agreements. Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts was approximately $58 million and $69 million at March 31, 2013 and December 31, 2012, respectively. We had approximately $570,000 and $3,000 recorded as assets on our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $1.073 billion and $1.257 billion at March 31, 2013 and December 31, 2012, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $1.080 billion and $1.261 billion at March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products purportedly distributed by MRC. As of March 31, 2013, we are named a defendant in approximately 266 lawsuits involving approximately 903 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. While the outcome of legal proceedings is inherently uncertain, based upon our historical experience with these types of claims and analysis of pending claims, we do not believe that there is a reasonable possibility of potential losses arising from these claims that would have a material adverse impact on our consolidated financial statements.

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our consolidated financial statements.

Customer Contracts

We have contracts and agreements with many of our customers that dictate certain terms of our sales arrangements (pricing, deliverables, etc.). While we make every effort to abide by the terms of these contracts, certain provisions are complex and often subject to varying interpretations. Under the terms of these contracts, our customers have the right to audit our adherence to the contract terms. Historically, any settlements that have resulted from these customer audits have not been material to our consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;

•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•	U.S. and international general economic conditions;

•	our ability to compete successfully with other companies in our industry;

•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•	unexpected supply shortages;

•	cost increases by our suppliers;

•	our lack of long-term contracts with most of our suppliers;

•	increases in customer, manufacturer and distributor inventory levels;

•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•	decreases in steel prices, which could significantly lower our profit;

•	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;

•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•	changes in our customer and product mix;

•	risks related to our customers’ creditworthiness;

•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•	the success of our acquisition strategies;

•	our significant indebtedness;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	changes in our credit profile;

•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;

•	pending or future asbestos-related claims against us;

•	the potential loss of key personnel;

•	interruption in the proper functioning of our information systems;

•	loss of third-party transportation providers;

•	potential inability to obtain necessary capital;

•	risks related to adverse weather events or natural disasters;

•	impairment of our goodwill or other intangible assets;

•	changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•	adverse changes in political or economic conditions in the countries in which we operate;

•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•	the impact on us of the SEC’s move toward convergence with IFRS;

•	adverse changes in political or economic conditions in the countries in which we operate; and

•	the occurrence of cyber security incidents.

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three operating segments, consisting of our U.S. operations, our Canadian operations and our International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 18,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrials sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia and Australasia. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrials sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first three months of 2013, the average oil price of West Texas Intermediate (“WTI”) declined from $102.87 per barrel in the first three months of 2012, but remained strong at $94.42 per barrel. Despite the relative strength of oil prices, North American drilling activity decreased 10% in the first three months of 2013 as compared to the same period of 2012. Natural gas prices increased to an average price of $3.47/Mcf (Henry Hub) for the first three months of 2013 from an average of $2.44/Mcf (Henry Hub) for the first three months of 2012. At March 29, 2013, the natural gas price was $4.05/Mcf (Henry Hub). However, we continue to see a shift in rig activity from natural gas to oil, with oil drilling representing over 75% of the total North American rig count during the first three months of 2013 compared to 65% for the same time period in 2012.

Near the end of the fourth quarter of 2012, we experienced the impact of a general slow-down in the activities of our U.S. customers. This trend continued into the first two months of 2013, particularly in the upstream and midstream sectors which were also negatively impacted by adverse winter weather conditions in certain parts of the country. Despite this softness, we continue to see development within the Eagle Ford and Bakken shale regions and the Permian Basin as well as the heavy oil and oil sands regions of Canada. Our downstream and other industrials sector performance continues to improve. In the first quarter of 2013 we saw anticipated increases in turnaround activity at U.S. refineries.

Internationally, within Europe, the outlook remains steady but cautious. In Australasia, the general outlook is positive and our acquisition of the piping systems division of OneSteel Limited (“MRC PSA”) continues to perform well.

In 2012, we successfully implemented our strategy to focus on our higher margin product lines and reduce exposure to our oil country tubular goods (“OCTG”) business. As a result of this strategy, OCTG represented only 10% of total sales in the first quarter of 2013 compared to 16% in the first quarter of 2012 and our investment in OCTG inventory at the end of the first quarter of 2013 was $85 million as compared to $161 million a year ago. The impact of this rebalancing effort was to reduce our OCTG sales by approximately $95 million in the first quarter of 2013 as compared to the same period in 2012.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances. Our backlog has grown 4% since December 31, 2012. At March 31, 2013, total backlog was $688 million, including $456 million in our U.S. segment, $69 million in our Canadian segment and $163 million in our International segment.

The following table shows key industry indicators for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Average Rig Count(1):
United States	1,758	1,990
Canada	554	585

Total North America	2,312	2,575
International	1,274	1,189

Total Worldwide	3,586	3,764

Average Oil Rig Count(1):
United States	1,330	1,262
Canada	398	418

Total North America	1,728	1,680

Average Natural Gas Rig Count(1):
United States	424	725
Canada	138	165

Total North America	562	890

Average Commodity Prices(2):
WTI crude oil (per barrel)	$94.42	$102.87
Brent crude oil (per barrel)	$112.68	$118.71
Natural gas ($/Mcf)	$3.47	$2.44
Average Monthly U.S. Well Permits(3)	5,826	5,962
3:2:1 Crack Spread(4)	$31.97	$36.25
PMI Index (5)	51.3	53.4

(1)	Source—Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source—Department of Energy, EIA (www.eia.gov)
(3)	Source—RigData (U.S.)
(4)	Source—Commodity Systems, Inc.
(5)	Source—Institute for Supply Management

Results of Operations

The breakdown of our sales by sector for three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
Upstream	$578.4	44%	$649.8	47%
Midstream	345.6	27%	359.5	26%
Downstream and other industrials	381.1	29%	373.3	27%

	$1,305.1	100%	$1,382.6	100%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013 and 2012 the following table summarizes our results of operations (in millions).

	Three Months Ended
	March 31,	March 31,
	2013	2012	$ Change	% Change
Sales:
U.S.	$965.6	$1,052.7	$(87.1)	(8.3)%
Canada	204.5	208.2	(3.7)	(1.8)%
International	135.0	121.7	13.3	10.9%

Consolidated	$1,305.1	$1,382.6	$(77.5)	(5.6)%

Operating income:
U.S.	$74.2	$75.2	$(1.0)	(1.3)%
Canada	8.2	9.6	(1.4)	(14.6)%
International	3.4	5.4	(2.0)	(37.0)%

Consolidated	$85.8	$90.2	$(4.4)	(4.9)%
Interest expense	(15.3)	(33.7)	18.4	(54.6)%
Write off of deferred financing fees	—	(1.7)	1.7	N/M
Other income (expense)	0.7	3.8	(3.1)	(81.6)%
Income tax expense	(25.0)	(21.1)	(3.9)	18.5%

Net income	$46.2	$37.5	$8.7	23.2%

Adjusted Gross Profit	$262.1	$259.9	$2.2	0.8%

Adjusted EBITDA	$103.9	$115.2	$(11.3)	(9.8)%

Sales. Sales include the revenue recognized from the sale of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales decreased 5.6% to $1,305.1 million for the three months ended March 31, 2013 as compared to $1,382.6 million for the three months ended March 31, 2012.

U.S. Segment—Our U.S. sales decreased to $965.6 million for the three months ended March 31, 2013 from $1,052.7 million for the three months ended March 31, 2012. This $87.1 million, or 8.3%, decrease reflected a $105 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business. Our first quarter 2013 revenues benefitted from the June and December 2012 acquisitions of the business of Chaparral Supply, LLC and Production Specialty Services Inc. (“PSS”) which contributed sales of $50 million. The remaining decrease was due to slower activity in the U.S. upstream and midstream sectors.

Canadian Segment—Our Canadian sales decreased to $204.5 million for the three months ended March 31, 2013 from $208.2 million for the three months ended March 31, 2012. The decrease was modest in light of a 5% decline in Canadian rig counts.

International Segment—Our International sales increased to $135.0 million for the three months ended March 31, 2013, from $121.7 million for the same period in 2012. The acquisition of MRC PSA in March 2012 accounted for $27 million in incremental revenues. Excluding the impact of this acquisition, revenues declined 11% reflecting weaker demand in Europe and parts of Australia.

Gross Profit. Our gross profit was $246.6 million (18.9% of sales) for the three months ended March 31, 2013 as compared to $236.6 million (17.1% of sales) for the three months ended March 31, 2012. The 180 basis point improvement in gross profit percentage was a result of planned changes in our product mix as well as other gross profit enhancement strategies. Gross profit was further benefitted by lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology. LIFO resulted in a reduction in cost of sales of $3.1 million for the three months ended March 31, 2013 compared to an increase in cost of sales of $6.9 million during the same period of 2012. In addition, acquisitions contributed approximately $18 million of incremental gross profit in the first three months of 2013 as compared to the first three months of 2012. These improvements in gross profit were offset by the reduction resulting from lower sales.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $9.5 million and $8.2 million for the three months ended March 31, 2013 and 2012, respectively.

Adjusted Gross Profit. Adjusted Gross Profit increased to $262.1 million (20.1% of sales) for the three months ended March 31, 2013 from $259.9 million (18.8% of sales) for the three months ended March 31, 2012, an improvement of $2.2 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31, 2013	Percentage of Revenue	March 31, 2012	Percentage of Revenue
Gross profit, as reported	$246.6	18.9%	$236.6	17.1%
Depreciation and amortization	5.4	0.4%	4.1	0.3%
Amortization of intangibles	13.2	1.0%	12.3	0.9%
(Decrease) increase in LIFO reserve	(3.1)	(0.2)%	6.9	0.5%

Adjusted Gross Profit	$262.1	20.1%	$259.9	18.8%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $160.8 million for the three months ended March 31, 2013 as compared to $146.4 million for the three months ended March 31, 2012. Approximately $11 million of this $14 million increase is attributable to the incremental SG&A expenses of our March and December 2012 acquisitions of MRC PSA and PSS, respectively. The remainder of the increase was primarily due to North American headcount increases and increased personnel costs.

Operating Income. Operating income was $85.8 million for the three months ended March 31, 2013, as compared to operating income of $90.2 million for the three months ended March 31, 2012, a decrease of $4.4 million.

U.S. Segment—Operating income for our U.S. segment decreased to $74.2 million for the three months ended March 31, 2013 from $75.2 million for the three months ended March 31, 2012. This decline in operating income was driven by lower revenue levels, including the $105 million of planned reductions in OCTG sales, offset by our gross profit improvement initiatives.

Canadian Segment—Operating income for our Canadian segment decreased to $8.2 million for the three months ended March 31, 2013 from $9.6 million for the three months ended March 31, 2012. The decrease of $1.4 million was a function of flat sales performance and increased personnel costs.

International Segment—Operating income for our International segment decreased to $3.4 million for the three months ended March 31, 2013 from $5.4 million for the three months ended March 31, 2012. The decrease of $2.0 million was the result of the reduction in sales we experienced in Europe and parts of Australia, exclusive of our acquisition of MRC PSA, without a corresponding decrease in fixed operating costs.

Interest Expense. Our interest expense was $15.3 million for the three months ended March 31, 2013 as compared to $33.7 million for the three months ended March 31, 2012. The majority of the $18.4 million decrease was due to the redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost term loan and revolving credit facilities. We also benefitted from an outstanding debt balance that was lower, on average, in the first quarter of 2013 by approximately $375 million as compared to the first quarter of 2012. Our reduced indebtedness was largely attributable to our April 2012 initial public offering that generated net proceeds of $333 million that were used to repay debt.

Income Tax Expense. Our income tax expense was $25.0 million for the three months ended March 31, 2013 as compared to $21.1 million for the three months ended March 31, 2012. Our effective tax rates were 35.1% and 36.0% for the three months ended March 31, 2013 and 2012, respectively. These rates differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $46.2 million for the three months ended March 31, 2013 as compared to $37.5 million for the three months ended March 31, 2012, an improvement of $8.7 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and other non-cash charges (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $103.9 million the three months ended March 31, 2013, as compared to $115.2 million for the three months ended March 31, 2012.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net income	$46.2	$37.5
Income tax expense	25.0	21.1
Interest expense	15.3	33.7
Write off of debt issuance costs	—	1.7
Depreciation and amortization	5.4	4.1
Amortization of intangibles	13.2	12.3
(Decrease) increase in LIFO reserve	(3.1)	6.9
Change in fair value of derivative instruments	(0.6)	(2.1)
Equity-based compensation expense	1.9	1.8
Other expenses (income)	0.6	(1.8)

Adjusted EBITDA	$103.9	$115.2

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing revolving credit facility. At March 31, 2013, our total liquidity, including cash on hand, was $588 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $27.4 million and $37.1 million, respectively. As of March 31, 2013 and December 31, 2012, $22.6 million and $27.9 million of our cash and cash equivalents, respectively, was maintained in the accounts of our various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision was made. We have the intent and ability to permanently reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

We have a $650 million seven-year Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00. This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. The Term Loan has mandatory prepayment requirements ranging from 0% to 50% of excess cash flow, beginning for the year ended December 31, 2013 and depending on our senior secured leverage ratio, and contains a number of customary restrictive covenants.

We have a $1.25 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in March 2017. This facility is comprised of $977 million in revolver commitments in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

We and each of our current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2013.

As a result of our March 2013 secondary offering, we are no longer a controlled company as defined by the New York Stock Exchange. If funds affiliated with Goldman, Sachs & Co. beneficially own less than 5,141,547 shares of our common stock (approximately 5% of our shares based on the number of shares currently outstanding), all options and restricted stock granted prior to our initial public offering will vest, accelerating the recognition of stock based compensation. At March 31, 2013, the unrecognized stock based compensation related to these pre-IPO grants was $8 million. Funds affiliated with Goldman Sachs & Co. beneficially owned 29,088,257 shares as of March 31, 2013.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$174.4	$18.3
Investing activities	(4.5)	(79.9)
Financing activities	(179.2)	75.6

Net increase (decrease) in cash and cash equivalents	$(9.3)	$14.0

Operating Activities

Net cash provided by operating activities was $174.4 million during the three months ended March 31, 2013 compared to net cash provided by operating activities of $18.3 million during the three months ended March 31, 2012. The increase in net cash provided by operations was primarily the result of reduced working capital requirements driven by lower sales volume and the reduction of OCTG inventory levels.

Investing Activities

Net cash used in investing activities was $4.5 million for the three months ended March 31, 2013 compared to $79.9 million for the three months ended March 31, 2012. The $75.4 million decrease in cash used in investing activities was primarily due to the March 2012 acquisition of MRC PSA, which required $72.8 million of cash during the three months ended March 31, 2012. Our capital expenditures were $4.9 million for the three months ended March 31, 2013 and $4.5 million for the three months ended March 31, 2012.

Financing Activities

Net cash used in financing activities was $179.2 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $75.6 million for the three months ended March 31, 2012. The financing activities generally reflect advances and payments on our revolving credit facility. The $254.8 million increase in cash used by financing activities reflects the significant cash flow generated from operations in the three months ended March 31, 2013 used to repay revolving credit facility borrowings as compared to the borrowings that were required in the three months ended March 31, 2012 to fund the acquisition of MRC PSA.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages. ASU 2013-05 is effective for us prospectively in 2014. We do not expect this update to have a material impact on our financial statements.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2013, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material effect on our business, financial condition results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 7 – Commitments and Contingencies to our unaudited condensed financial statements.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Item 2 of Part I above and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 under “Risk Factors”. There has been no material change in those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Form of MRC Global Inc. Nonqualified Stock Option Agreement

10.2	Form of MRC Global Inc. Restricted Stock Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ James E. Braun
James E. Braun
Executive Vice President and Chief Financial Officer

Date: May 3, 2013