Form 10-K/A
period 2012-12-31
MRC GLOBAL INC.
filed 2013-06-27
CIK 1439095

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of the Company’s Annual Report on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of MRC Global Inc., a Delaware corporation (the “Company”) for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013 (the “Original Filing”), is filed solely for the purpose of filing Exhibits 23.1, 31.1, 31.2 and 32. Other than the foregoing, no changes have been made to the Original Filing.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32, respectively, to the Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

This Amendment No. 1 on Form 10-K does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Annual Report:

1.	Financial Statements.

See “Item 8—Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or the notes thereto.

3.	List of Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

3.2	Amended and Restated Bylaws of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

10.1	Amended and Restated Loan, Security and Guarantee Agreement, dated as of March 27, 2012, among McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway–Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Transmark Pty Ltd and MRC SPF Pty Ltd., as Australian Borrowers, MRC Transmark NV, as a Belgian Borrower, Midfield Supply ULC, as a Canadian Borrower, MRC Transmark B.V. and MRC Transmark International B.V., as Dutch Borrowers, MRC Transmark Holdings UK Limited, MRC Transmark Limited, MRC Transmark (Dragon) Limited and MRC SPF Scanfit Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Barclays Bank PLC and Wells Fargo Capital Finance LLC, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on March 28, 2012). (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-178980), filed with the SEC on March 28, 2012).

10.2	Registration Rights Agreement, dated as of April 11, 2012, between MRC Global Inc. and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.2.1	Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc., PVF Holdings LLC and the other parties thereto. (Incorporated by reference to Exhibit 10.2.1 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.3	Form of Indemnification Agreement between MRC Global Inc. (formerly McJunkin Red Man Holding Corporation) and Executive Officers. (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on
April 4, 2012).

10.3.1	Form of Indemnification Agreement between MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Directors. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 of the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on April 4, 2012).

10.4†	Employment Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane. (Incorporated by reference to Exhibit 10.29 to the Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 28, 2008).

Exhibit Number	Description

10.4.1†	Amendment to Employment Agreement by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Andrew R. Lane, dated February 23, 2011. (Incorporated by reference to Exhibit 10.7.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035), filed with the SEC on March 24, 2011).

10.5†	Amended and Restated Employment Agreement, dated as of December 5, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James Underhill. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.6†	Employment Agreement, dated as of March 30, 2012, by and between MRC Transmark Pte Ltd. and Neil P. Wagstaff (Incorporated by reference to Exhibit 10.6 to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

10.7†	Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC and McJunkin Red Man Corporation. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) (No. 333-153091), filed with the SEC on September 26, 2008).

10.8†	Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation ) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9†	2007 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.9.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.10†	2007 Restricted Stock Plan, as amended. (Incorporated by reference to Exhibit 10.14.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.11†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091) filed with the SEC on September 26, 2008).

10.12†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2007 Stock Option Plan (Canada). (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation)
(No. 333-153091), filed with the SEC on September 26, 2008).

10.12.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are parties to non-competition agreements). (Incorporated by reference to Exhibit 10.19.1 to Amendment No. 1 of the Registration Statement on
Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation)
(No. 333-153091), filed with the SEC on September 26, 2008).

Exhibit Number	Description

10.12.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Canada) (for plan participants who are not parties to non-competition agreements). (Incorporated by reference to Exhibit 10.19.2 to Amendment No. 1 of the Registration Statement on
Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation)
(No. 333-153091), filed with the SEC on September 26, 2008).

10.13†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation)
(No. 333-153091), filed with the SEC on September 26, 2008).

10.14	Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Hg Acquisition Corp., McJunkin Red Man Corporation, and certain shareholders of McJunkin Red Man Corporation named therein. (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.15†	Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC, dated as of October 31, 2007. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15.1†	Amendment No. 1, dated as of December 18, 2007, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC. (Incorporated by reference to Exhibit 10.20.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15.2†	Amendment No. 2, dated as of October 31, 2009, to the Amended and Restated Limited Liability Company Agreement of PVF Holdings LLC. (Incorporated by reference to Exhibit 10.20.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on Mach 24, 2011).

10.16†	Subscription Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Andrew R. Lane, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.30 to the Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation (No. 333-153091), filed with the SEC on September 26, 2008).

10.17†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.17.1†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.17.2†	Second Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.18†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of February 24, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035), filed with the SEC on March 24, 2011).

Exhibit Number	Description

10.18.1†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of June 1, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.19†	Subscription Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), Len Anthony, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035), filed with the SEC on March 24, 2011).

10.19.1†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation, PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035), filed with the SEC on March 24, 2011).

10.19.2†	Amendment to the MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.20†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and Len Anthony. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035, filed with the SEC on March 24, 2011).

10.21†	Subscription Agreement, dated as of October 30, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), John A. Perkins, and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.22†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), PVF Holdings LLC, and John A. Perkins. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation
(No. 333-173035), filed with the SEC on March 24, 2011).

10.23†	Indemnification Agreement by and between the Company and Peter C. Boylan, III dated August 11, 2010. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.24†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Daniel J. Churay. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.25†	Employment Agreement, dated as of November 15, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James E. Braun. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on November 16, 2011).

10.26†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) 2011 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on March 5, 2012).

10.26.1†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

Exhibit Number	Description

10.26.2†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.26.3†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.26.4†	Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.27†	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation), filed with the SEC on November 26, 2011).

10.28	Governance Agreement, dated as of April 11, 2012, by and between MRC Global Inc. and PVF Holdings LLC. (Incorporated by reference to Exhibit 10.4 to the Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.29	Term Loan Credit Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, as the Borrower, MRC Global Inc., as Guarantor, each other Subsidiary Guarantor from time to time party thereto, the several lenders from time to time party thereto, Banc of America, N.A., as Administrative Agent, U.S. Bank National Association, as Collateral Trustee, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Key Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Managers, Wells Fargo Bank, National Association, as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.30	Term Loan Guarantee and Acknowledgment, dated as of November 9, 2012, by each of the signatories listed on the signature pages thereto and each of the other entities that becomes a party thereto, in favor of the Administrative Agent (as defined therein) for the benefit of the Guaranteed Parties (as defined therein). (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.31	Security Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.32	Term Loan Pledge Agreement, dated as of November 9, 2012, among McJunkin Red Man Corporation, MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.33	First Amendment to Amended and Restated Loan, Security and Guarantee Agreement, dated as of November 9, 2012, among MRC Global Inc., McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company, The South Texas Supply Company, Inc., MRC Transmark Pty Ltd, and MRC SPF Pty Ltd., MRC Transmark B.V., MRC Canada ULC (f/k/a Midfield Supply ULC), MRC Transmark B.V., and MRC Transmark International B.V., MRC Transmark Holdings UK Limited, MRC Transmark Limited, MRC Transmark (Dragon) Limited, and MRC SPF Scanfit Limited, the financial institutions party thereto constituting Required Lenders (as defined in the Loan Agreement referred to therein) and Bank of America, N.A., in its capacity as collateral agent and administrative agent for itself and the other Secured Parties (as defined in the Loan Agreement referred to therein). (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

Exhibit Number	Description

21.1	List of Subsidiaries of MRC Global Inc (Incorporated by reference to Exhibit 21.1 to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Income for the three and twelve month periods ended December 31, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the three and twelve month periods ended December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the twelve month period ended December 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

101	Interactive data file (Incorporated by reference to Exhibit 101 to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.SCH	XBRL Taxonomy Extension Schema (Incorporated by reference to Exhibit 101.SCH to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.CAL

XBRL Taxonomy Extension Calculation Linkbase (Incorporated by reference to Exhibit 101.CAL to Form

10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Incorporated by reference to Exhibit 101.DEF to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference to Exhibit 101.LAB to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Incorporated by reference to Exhibit 101.PRE to Form 10-K of MRC Global Inc. for the year ended December 31, 2012, filed with the SEC on February 22, 2013).

†	Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/S/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

Date: June 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	June 27, 2013

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	June 27, 2013

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	June 27, 2013

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	June 27, 2013

/S/ RHYS J. BEST Rhys J. Best	Director	June 27, 2013

/S/ PETER C. BOYLAN, III Peter C. Boylan, III	Director	June 27, 2013

/S/ HENRY CORNELL Henry Cornell	Director	June 27, 2013

/S/ CHRISTOPHER A.S. CRAMPTON Christopher A.S. Crampton	Director	June 27, 2013

/S/ JOHN F. DALY John F. Daly	Director	June 27, 2013

/S/ CRAIG KETCHUM Craig Ketchum	Director	June 27, 2013

/S/ GERARD P. KRANS Gerard P. Krans	Director	June 27, 2013

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	June 27, 2013

/S/ JOHN A. PERKINS John A. Perkins	Director	June 27, 2013

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	June 27, 2013