Form 10-Q
period 2013-06-30
MRC GLOBAL INC.
filed 2013-08-02
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 001-35479

MRC GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin, Suite 3100 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574
(Registrant’s Telephone Number, including Area Code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X]    No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X  ]                  Accelerated filer  [   ]             Non-accelerated filer  [    ]        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 101,707,967 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of July 31, 2013.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash	$ 37,812	$ 37,090
Accounts receivable, net	801,772	823,236
Inventories, net	937,136	970,228
Other current assets	32,273	20,020
Total current assets	1,808,993	1,850,574

Other assets	34,490	37,031

Property, plant and equipment, net	118,100	122,458

Intangible assets:
Goodwill, net	608,393	610,392
Other intangible assets, net	718,810	749,272

	$ 3,288,786	$ 3,369,727

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 488,225	$ 438,344
Accrued expenses and other current liabilities	105,521	125,599
Deferred income taxes	82,777	79,661
Current portion of long-term debt	6,500	6,500
Total current liabilities	683,023	650,104

Long-term obligations:
Long-term debt, net	1,077,329	1,250,089
Deferred income taxes	246,603	261,448
Other liabilities	20,776	22,164

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 101,703 and 101,563 issued and outstanding, respectively	1,017	1,016
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,632,368	1,625,900
Retained deficit	(328,795)	(418,830)
Accumulated other comprehensive loss	(43,535)	(22,164)
	1,261,055	1,185,922
	$ 3,288,786	$ 3,369,727
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales	$ 1,267,778	$ 1,430,379	$ 2,572,878	$ 2,813,011
Cost of sales	1,023,845	1,188,699	2,082,374	2,334,770
Gross profit	243,933	241,680	490,504	478,241

Selling, general and administrative expenses	153,975	151,189	314,732	297,573
Operating income	89,958	90,491	175,772	180,668

Other income (expense):
Interest expense	(15,223)	(30,727)	(30,525)	(64,444)
Loss on early extinguishment of debt	-	(11,424)	-	(11,424)
Write off of debt issuance costs	-	-	-	(1,685)
Change in fair value of derivative instruments	1,850	(1,200)	2,417	925
Other, net	(13,500)	575	(13,384)	2,322

Income before income taxes	63,085	47,715	134,280	106,362
Income tax expense	19,233	16,390	44,245	37,503
Net income	$ 43,852	$ 31,325	$ 90,035	$ 68,859

Basic earnings per common share	$ 0.43	$ 0.32	$ 0.89	$ 0.75
Diluted earnings per common share	$ 0.43	$ 0.32	$ 0.88	$ 0.75
Weighted-average common shares, basic	101,693	98,303	101,651	91,370
Weighted-average common shares, diluted	102,519	98,726	102,472	91,743

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net income	$ 43,852	$ 31,325	$ 90,035	$ 68,859

Other comprehensive loss before tax -
Foreign currency translation adjustments	(17,021)	(14,921)	(22,494)	(9,500)
Income tax benefit related to components of other comprehensive income	716	881	1,123	244
Total other comprehensive loss, net of tax	(16,305)	(14,040)	(21,371)	(9,256)
Comprehensive income	$ 27,547	$ 17,285	$ 68,664	$ 59,603

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Six Months Ended
	June 30,	June 30,
	2013	2012

Operating activities
Net income	$ 90,035	$ 68,859
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	11,162	8,550
Amortization of intangibles	26,028	24,756
Equity-based compensation expense	4,639	3,658
Deferred income tax benefit	(11,004)	(9,523)
Amortization of debt issuance costs	2,909	4,805
Write off of debt issuance costs	-	1,685
Loss on early extinguishment of debt	-	11,424
(Decrease) increase in LIFO reserve	(15,566)	18,500
Change in fair value of derivative instruments	(2,417)	(925)
Provision for uncollectible accounts	(864)	2,544
Foreign currency losses	13,441	1,509
Other non-cash items	247	64
Changes in operating assets and liabilities:
Accounts receivable	6,785	(63,523)
Inventories	27,024	(138,161)
Income taxes payable	(4,681)	(4,887)
Other current assets	(8,952)	(6,208)
Accounts payable	58,485	40,784
Accrued expenses and other current liabilities	(15,371)	(10,525)
Net cash provided by (used in) operations	181,900	(46,614)

Investing activities
Purchases of property, plant and equipment	(10,642)	(14,857)
Proceeds from the disposition of property, plant and equipment	227	1,910
Acquisitions, net of cash acquired	-	(89,893)
Other investment and notes receivable transactions	(374)	(2,988)
Net cash used in investing activities	(10,789)	(105,828)

Financing activities
Proceeds from the sale of common stock	-	333,422
Payments on revolving credit facilities	(994,207)	(1,335,305)
Proceeds from revolving credit facilities	827,548	1,294,773
Purchase of senior secured notes	-	(110,442)
Payments on long-term obligations	(3,250)	(31,456)
Debt issuance costs paid	(181)	(7,722)
Proceeds from exercise of stock options	1,634	20
Tax benefit on stock options	226	422
Other financing activities	(6)	-
Net cash (used in) provided by financing activities	(168,236)	143,712

Increase (decrease) in cash	2,875	(8,730)
Effect of foreign exchange rate on cash	(2,153)	2,598
Cash -- beginning of period	37,090	46,127
Cash -- end of period	$ 37,812	$ 39,995

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 27,696	$ 58,959
Cash paid for income taxes	$ 59,569	$ 51,408
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries, McJunkin Red Man Corporation and its subsidiaries, are global distributors of pipe, valves, fittings (“PVF”) and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2013.  We have derived our condensed consolidated balance sheet as of December 31, 2012 from the audited consolidated financial statements for the year ended December 31, 2012.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

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

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 369,828	$ 387,609
Valves, fittings, flanges and all other products	722,940	752,630
	1,092,768	1,140,239
Less: Excess of average cost over LIFO cost (LIFO reserve)	(135,416)	(150,982)
Less: Other inventory reserves	(20,216)	(19,029)
	$ 937,136	$ 970,228

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Senior secured term loan B, net of discount of $5,881 and $6,345	$ 639,244	$ 642,030
Global ABL Facility	438,643	608,006
Other	5,942	6,553
	1,083,829	1,256,589
Less current portion	6,500	6,500
	$ 1,077,329	$ 1,250,089

Senior Secured Term Loan B:  We have a $650 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $650 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratios is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 6.14% and 6.39% as of June 30, 2013 and December 31, 2012, respectively.  This interest rate was reduced by 0.25% during the second quarter of 2013 as the result of a lower senior secured leverage ratio.

Global ABL Facility:  We have a $1.25 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in March 2017. This facility is comprised of $977 million in revolver commitments in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.

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

The interest rate for the Global ABL Facility was 2.34% and 2.21% as of June 30, 2013 and December 31, 2012, respectively.

Availability under our Global ABL Facility was $520 million as of June 30, 2013.

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan.  Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In March 2013, 641,294 stock options and 87,914 shares of restricted stock were issued to employees. In May 2013, 71,878 stock options and 9,413 shares of restricted stock were issued to members of our Board of Directors.  To date, 1,876,260 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	June 30,	December 31,
	2013	2012

Currency translation adjustments	$ (43,200)	$ (21,829)
Pension related adjustments	(335)	(335)
Accumulated other comprehensive loss	$ (43,535)	$ (22,164)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net income	$ 43,852	$ 31,325	$ 90,035	$ 68,859

Average basic shares outstanding	101,693	98,303	101,651	91,370
Effect of dilutive securities	826	423	821	373
Average diluted shares outstanding	102,519	98,726	102,472	91,743

Net income per share:
Basic	$ 0.43	$ 0.32	$ 0.89	$ 0.75
Diluted	$ 0.43	$ 0.32	$ 0.88	$ 0.75

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three and six months ended June 30, 2013, we had approximately 0.7 million anti-dilutive stock options.  For the three and six months ended June 30, 2012,  we had approximately 2.2 million anti-dilutive stock options. There was no anti-dilutive restricted stock for the three and six months ended June 30, 2013 and 2012.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales
U.S.	$ 975.2	$ 1,119.6	$ 1,940.8	$ 2,172.3
Canada	153.6	159.5	358.0	367.7
International	139.0	151.3	274.1	273.0
Consolidated	$ 1,267.8	$ 1,430.4	$ 2,572.9	$ 2,813.0

Operating income
U.S.	$ 82.5	$ 81.4	$ 156.8	$ 156.6
Canada	3.2	2.2	11.4	11.8
International	4.2	6.9	7.5	12.3
Consolidated	89.9	90.5	175.7	180.7

Interest expense	(15.2)	(30.7)	(30.5)	(64.4)
Other, net	(11.6)	(12.1)	(11.0)	(9.9)
Income before income taxes	$ 63.1	$ 47.7	$ 134.2	$ 106.4

			June 30,	December 31,
			2013	2012

Total assets
U.S.			$ 2,743.4	$ 2,732.4
Canada			166.5	249.1
International			378.8	388.2
Total assets			$ 3,288.7	$ 3,369.7

Our sales by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2013	2012	2013	2012

Energy carbon steel tubular products:
Line pipe	$ 231,146	$ 294,353	$ 492,771	$ 584,705
Oil country tubular goods (OCTG)	113,523	193,367	239,637	414,589
	$ 344,669	$ 487,720	$ 732,408	$ 999,294

Valves, fittings, flanges and other products:
Valves and specialty products	$ 352,760	$ 368,091	$ 715,479	$ 699,923
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	293,497	299,990	583,264	576,515
Other	276,852	274,578	541,727	537,279
	$ 923,109	$ 942,659	$ 1,840,470	$ 1,813,717

NOTE 6 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of June 30, 2013, we do not have any interest rate swap agreements. Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts was approximately $67 million and $69 million at June 30, 2013 and December 31, 2012, respectively.  We had approximately $0 and $3,000 recorded as assets on our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.084 billion and $1.257 billion at June 30, 2013 and December 31, 2012, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.086 billion and $1.261 billion at June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that MRC purportedly distributed.  As of June 30, 2013, we are named a defendant in approximately 256 lawsuits involving approximately 908 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  While the outcome of legal proceedings is inherently uncertain, based upon our historical experience with these types of claims and analysis of pending claims, we do not believe that there is a reasonable possibility of potential losses arising from these claims that would have a material adverse impact on our consolidated financial statements.

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

Purchase Commitments

We have purchase obligations consisting primarily of inventory purchases made in the normal course of business to meet operating needs. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases, cancellations may subject us to cancellation fees or penalties depending on the terms of the contract

NOTE 8 – Subsequent event

On July 1, 2013, we completed the $24 million acquisition of Dan H. Brown, Inc., d/b/a Flow Control Products (“Flow Control”).  Flow Control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.  Concurrent with this transaction, we are expanding our existing facility in Odessa, Texas, into a 110,000 square foot Regional Distribution Center.  When completed in 2014, the Flow Control business will begin to operate from this newly expanded facility.

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

•    decreases in oil, natural gas, and natural gas liquids prices;

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three operating segments, consisting of our U.S. operations, our Canadian operations and our International operations. We serve our customers from over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to more than 18,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrials sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

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

•    Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including E&P spending, additions to and maintenance of pipelines and pipeline gathering systems, refinery utilization and petrochemical and other industrial processing activity.

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

Recent Trends and Outlook

During the first six months of 2013, the average oil price of West Texas Intermediate (“WTI”) declined from $113.42 per barrel in the first six months of 2012, but remained strong at $107.34 per barrel.  Despite the relative strength of oil prices, North American drilling activity decreased 11% in the first six months of 2013 as compared to the same period of 2012. Natural gas prices increased to an average price of $3.76/Mcf (Henry Hub) for the first six months of 2013 compared to $2.36/Mcf (Henry Hub) for the first six months of 2012. At June 30, 2013, the natural gas price was $3.57/Mcf (Henry Hub).  However, rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 76% of the total North American rig count during the first six months of 2013 compared to 67% for the same time period in 2012.

Near the end of the fourth quarter of 2012, we experienced the impact of a general slow-down in the activities of our U.S. customers.  This trend continued into the first half of 2013, particularly in the upstream and midstream sectors, which were also negatively impacted by adverse winter weather conditions in certain parts of the country.  Business has remained strong in the heavy oil and oil sands regions of Canada, although a longer spring break-up negatively impacted our second quarter results.  Our downstream and other industrials sector performance remains stable.  In the first half of 2013 we saw modest growth in our U.S downstream business attributable to increases in turnaround activity at refineries.

Capital spending by some of our largest midstream customers was impacted by lower upstream drilling activity and lower natural gas liquid (“NGL”) prices, which resulted in lower line pipe sales.  In addition, the permitting environment for new crude oil pipelines has slowed, resulting in the continued use by many customers of rail and trucks to transport oil.  As a result of these factors, our line pipe sales decreased $92 million in the first half of 2013 as compared to the same period in 2012, including a $63 million reduction experienced in the second quarter alone.

Internationally, the outlook remains cautious. Europe continues to experience slow economic growth.  Slow downs in China continue to negatively impact investment in Australia.

In 2012, we implemented our strategy to focus on our higher margin product lines and reduce exposure to the oil country tubular goods (“OCTG”) business.  As a result of this strategy, OCTG represented only 9% of total sales in the first half of 2013 compared to 15% in the first half of 2012 and our investment in OCTG inventory at June 30, 2013 was $83 million compared to $159 million a year ago.  The impact of this rebalancing effort was to reduce our OCTG sales by approximately $175 million in the first half of 2013 as compared to the same period in 2012.

On July 1, 2013, we completed the $24 million acquisition of Dan H. Brown, Inc., d/b/a Flow Control Products (“Flow Control”).  Flow Control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.  Concurrent with this transaction, we are expanding our existing facility in Odessa, Texas, into a 110,000 square foot Regional Distribution Center.  When completed in 2014, the Flow Control business will begin to operate from this newly expanded facility.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At June 30, 2013, total backlog was $639 million, including $396 million in our U.S. segment, $49 million in our Canadian segment and $194 million in our International segment.  At December 31, 2012, total backlog was $664 million, including $455 million in our U.S segment, $62 million in our Canadian segment and $147 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders.

The following table shows key industry indicators for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Average Rig Count (1):
United States	1,761	1,970	1,760	1,981
Canada	152	177	342	374
Total North America	1,913	2,147	2,102	2,355
International	1,306	1,229	1,290	1,209
Total Worldwide	3,219	3,376	3,392	3,564

Average Oil Rig Count (1):
United States	1,396	1,373	1,363	1,313
Canada	94	122	244	264
Total North America	1,490	1,495	1,607	1,577
Average Natural Gas Rig Count (1):
United States	359	593	391	663
Canada	59	54	98	111
Total North America	418	647	489	774

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 94.05	$ 93.29	$ 94.18	$ 98.10
Brent crude oil (per barrel)	$ 102.56	$ 108.04	$ 107.34	$ 113.42
Natural gas ($/Mcf)	$ 4.02	$ 2.29	$ 3.76	$ 2.36

Average Monthly U.S. Well Permits (3)	6,038	6,228	5,932	6,095
3:2:1 Crack Spread (4)	$ 25.54	$ 29.67	$ 28.66	$ 28.26
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Commodity Systems, Inc.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The breakdown of our sales by sector for the three months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended

	June 30, 2013		June 30, 2012

Upstream	$ 542.4	43%	$ 656.9	46%
Midstream	375.9	30%	396.9	28%
Downstream and other industrials	349.5	27%	376.6	26%
	$ 1,267.8	100%	$ 1,430.4	100%

For the three months ended June 30, 2013 and 2012 the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 975.2	$ 1,119.6	$ (144.4)	(12.9%)
Canada	153.6	159.5	(5.9)	(3.7%)
International	139.0	151.3	(12.3)	(8.1%)
Consolidated	$ 1,267.8	$ 1,430.4	$ (162.6)	(11.4%)

Operating income:
U.S.	$ 82.5	$ 81.4	$ 1.1	1.4%
Canada	3.2	2.2	1.0	45.5%
International	4.2	6.9	(2.7)	(39.1%)
Consolidated	89.9	90.5	(0.6)	(0.7%)

Interest expense	(15.2)	(30.7)	15.5	(50.5%)
Loss on early extinguishment of debt	-	(11.4)	11.4	(100.0%)
Other expense	(11.6)	(0.7)	(10.9)	N/M
Income tax expense	(19.2)	(16.4)	(2.8)	17.1%
Net income	$ 43.9	$ 31.3	$ 12.6	40.3%

Adjusted Gross Profit	$ 250.0	$ 270.3	$ (20.3)	(7.5%)
Adjusted EBITDA	$ 98.9	$ 123.6	$ (24.7)	(20.0%)

Sales.    Sales include the revenue recognized from the sale of the products we distribute and services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales decreased 11% to $1,267.8 million for the three months ended June 30, 2013 as compared to $1,430.4 million for the three months ended June 30, 2012.

U.S. Segment—Our U.S. sales decreased to $975.2 million for the three months ended June 30, 2013 from $1,119.6 million for the three months ended June 30, 2012. This $144.4 million, or 13%, decrease reflected an  $83 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business.  In addition, our line pipe sales declined $55 million for the three months ended June 30, 2013 as compared to the same period of 2012 as a result of our upstream and midstream customers’ decreased spending in 2013.  Our second quarter 2013 revenues benefitted from the June and December 2012 acquisitions of the business of Chaparral Supply, LLC and Production Specialty Services Inc. (“PSS”) which collectively contributed sales of $41 million.

Canadian Segment—Our Canadian sales decreased to $153.6 million for the three months ended June 30, 2013 from $159.5 million for the three months ended June 30, 2012. The 4% decrease was attributable to a longer than normal spring break-up in the second quarter which negatively affected sales by approximately $10 million.

International Segment—Our International sales decreased to $139.0 million for the three months ended June 30, 2013 from $151.3 million for the same period in 2012. The  8% revenue decline reflected weaker demand, particularly in parts of Australia, where we have seen reduced customer spending in the mining and oil and gas sectors.

Gross Profit.    Our gross profit was $243.9 million (19.2% of sales) for the three months ended June 30, 2013 as compared to $241.7 million (16.9% of sales) for the three months ended June 30, 2012. The 230 basis point improvement in gross profit percentage was a result of planned changes in our product mix as well as other gross profit enhancement strategies.  Gross profit was further benefitted by lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $12.5 million for the three months ended June 30, 2013 compared to an increase in cost of sales of $11.6 million during the same period of 2012.     These improvements in gross profit percentage were offset by  a reduction in gross profit resulting from lower sales.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $9.1 million and $7.8 million for the three months ended June 30, 2013 and 2012, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $250.0 million (19.7% of sales) for the three months ended June 30, 2013 from $270.3 million (18.9% of sales) for the three months ended June 30, 2012, a decrease of $20.3 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2013	of Revenue	2012	of Revenue

Gross profit, as reported	$ 243.9	19.2%	$ 241.7	16.9%
Depreciation and amortization	5.8	0.5%	4.5	0.3%
Amortization of intangibles	12.8	1.0%	12.5	0.9%
(Decrease) increase in LIFO reserve	(12.5)	(1.0%)	11.6	0.8%
Adjusted Gross Profit	$ 250.0	19.7%	$ 270.3	18.9%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our selling, general and administrative expenses were $154.0 million for the three months ended June 30, 2013 as compared to $151.2 million for the three months ended June 30, 2012.  This increase is primarily attributable to our December 2012 acquisition of Production Specialty Services Inc. (“PSS”) which added an incremental $4 million of SG&A expense in the second quarter of 2013.

Operating Income.    Operating income was $89.9 million for the three months ended June 30, 2013, as compared to $90.5 million for the three months ended June 30, 2012, a decrease of $0.6 million.

U.S. Segment—Operating income for our U.S. segment increased to $82.5 million for the three months ended June 30, 2013 from $81.4 million for the three months ended June 30, 2012.  This modest growth in operating income was driven by improved gross profit percentage offset by lower revenue levels.

Canadian Segment—Operating income for our Canadian segment increased to $3.2 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012.  The increase of $1.0 million was primarily the result of decreased personnel costs due to headcount reductions as an improvement in gross profit percentage was offset by lower revenue levels.

International Segment—Operating income for our International segment decreased to $4.2 million for the three months ended June 30, 2013 from $6.9 million for the three months ended June 30, 2012.  The decrease of $2.7 million was the result of the reduction in sales we experienced.

Interest Expense.    Our interest expense was $15.2 million for the three months ended June 30, 2013 as compared to $30.7 million for the three months ended June 30, 2012.  The majority of the $15.5 million decrease was due to the November 2012 redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost Term Loan B  and revolving credit facilities.  We also benefitted from an outstanding debt balance that was lower, on average, in the second quarter of 2013 by approximately $317 million as compared to the second quarter of 2012.    Our reduced indebtedness was largely attributable to our April 2012 initial public offering that generated net proceeds of $333 million that were used to repay debt.

Other expense, net. Our other expense increased to $11.6 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012.  The current quarter expenses included $13.6 million of foreign currency exchange losses due primarily to the weaker Australian and Canadian dollars as compared to the U.S. dollar.  Our 2012 second quarter results also reflected an $11.4 million pre-tax charge associated with the open market purchase, at a premium, of $102 million of our previously outstanding senior secured notes.  There were no similar charges in the second quarter of 2013.

Income Tax Expense.    Our income tax expense was $19.2 million for the three months ended June 30, 2013 as compared to $16.4 million for the three months ended June 30, 2012.  Our effective tax rates were 30.5% and 34.3% for the three months ended June 30, 2013 and 2012, respectively. Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.  In the three months ended June 30, 2013, our tax rate was favorably impacted by a $2.6 million discrete reduction to our deferred tax liabilities.  Excluding the impact of this discrete reduction our effective tax rate would have been 34.9%.

Net Income.    Our net income was $43.9 million for the three months ended June 30, 2013 as compared to $31.3 million for the three months ended June 30, 2012, an improvement of $12.6 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $98.9 million for the three months ended June 30, 2013, as compared to $123.6 million for the three months ended June 30, 2012.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2013	2012
Net income	$ 43.9	$ 31.3
Income tax expense	19.2	16.4
Interest expense	15.2	30.7
Loss on early extinguishment of debt	-	11.4
Depreciation and amortization	5.8	4.5
Amortization of intangibles	12.8	12.5
(Decrease) increase in LIFO reserve	(12.5)	11.6
Change in fair value of derivative instruments	(1.9)	1.2
Equity-based compensation expense	2.7	1.8
Foreign currency losses	13.6	2.2
Other expense	0.1	-
Adjusted EBITDA	$ 98.9	$ 123.6

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The breakdown of our sales by sector for the six months ended June 30, 2013 and 2012 was as follows (in millions):

	Six Months Ended

	June 30, 2013		June 30, 2012

Upstream	$ 1,120.8	44%	$ 1,306.7	46%
Midstream	721.5	28%	756.4	27%
Downstream and other industrials	730.6	28%	749.9	27%
	$ 2,572.9	100%	$ 2,813.0	100%

For the six months ended June 30, 2013 and 2012, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 1,940.8	$ 2,172.3	$ (231.5)	(10.7%)
Canada	358.0	367.7	(9.7)	(2.6%)
International	274.1	273.0	1.1	0.4%
Consolidated	$ 2,572.9	$ 2,813.0	$ (240.1)	(8.5%)

Operating income:
U.S.	$ 156.8	$ 156.6	$ 0.2	0.1%
Canada	11.4	11.8	(0.4)	(3.4%)
International	7.5	12.3	(4.8)	(39.0%)
Consolidated	175.7	180.7	(5.0)	(2.8%)

Interest expense	(30.5)	(64.4)	33.9	(52.6%)
Loss on early extinguishment of debt	-	(11.4)	11.4	N/M
Write off of deferred financing fees	-	(1.7)	1.7	N/M
Other (expense) income	(11.0)	3.2	(14.2)	N/M
Income tax expense	(44.2)	(37.5)	(6.7)	17.9%
Net income	$ 90.0	$ 68.9	$ 21.1	30.6%

Adjusted Gross Profit	$ 512.1	$ 530.1	$ (18.0)	(3.4%)
Adjusted EBITDA	$ 202.7	$ 238.8	$ (36.1)	(15.1%)

Sales.    Our sales decreased 9% to $2,572.9 million for the six months ended June 30, 2013 as compared to $2,813.0 million for the six months ended June 30, 2012.

U.S. Segment—Our U.S. sales decreased to $1,940.8 million for the six months ended June 30, 2013 from $2,172.3 million for the six months ended June 30, 2012. This $231.5 million, or 11%, decrease reflected a planned $188 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business.  In addition, our line pipe sales declined $82 million for the six months ended June 30, 2013 compared to the same period of 2012 as a result of our upstream and midstream customers’ decreased spending in 2013.  Our first half 2013 sales benefitted from the June and December 2012 acquisitions of the business of Chaparral Supply, LLC and PSS, which collectively contributed an incremental $92 million of sales in the first half of 2013.

Canadian Segment—Our Canadian sales decreased to $358.0 million for the six months ended June 30, 2013 from $367.7 million for the six months ended June 30, 2012. The 3% decrease was attributable to a longer than normal spring break-up in the second quarter which negatively affected sales by approximately $10 million.

International Segment—Our International sales increased to $274.1 million for the six months ended June 30, 2013, from $273.0 million for the same period in 2012. The acquisition of the Piping Systems divison of OneSteel (“MRC PSA”) in March 2012 accounted for $27 million in incremental revenues.  Excluding the impact of this acquisition, revenues declined 10%  reflecting weaker demand particularly in parts of Australia where we have seen reduced customer spending in the mining and oil and gas sectors.

Gross Profit.    Our gross profit was $490.5 million (19.1% of sales) for the six months ended June 30, 2013 as compared to $478.2 million (17.0% of sales) for the six months ended June 30, 2012. The 210 basis point improvement in gross profit percentage was a result of planned changes in our product mix as well as other gross profit enhancement strategies.  Gross profit was further benefitted by lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $15.6 million for the six months ended June 30, 2013 compared to an increase in cost of sales of $18.5 million during the same period of 2012.  These improvements in gross profit percentage were offset by a reduction in gross profit from lower sales.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $18.7 million and $16.0 million for the six months ended June 30, 2013 and 2012, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $512.1 million (19.9% of sales) for the six months ended June 30, 2013 from $530.1 million (18.8% of sales) for the six months ended June 30, 2012, a decrease of $18.0 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2013	of Revenue	2012	of Revenue

Gross profit, as reported	$ 490.5	19.1%	$ 478.2	17.0%
Depreciation and amortization	11.2	0.4%	8.6	0.3%
Amortization of intangibles	26.0	1.0%	24.8	0.9%
(Decrease) increase in LIFO reserve	(15.6)	(0.6%)	18.5	0.6%
Adjusted Gross Profit	$ 512.1	19.9%	$ 530.1	18.8%

Selling, General and Administrative (“SG&A”) Expenses.   Our selling, general and administrative expenses were $314.7 million for the six months ended June 30, 2013 as compared to $297.6 million for the six months ended June 30, 2012.  Approximately $15 million of this $17 million increase was attributable to the incremental SG&A expenses of our March and December 2012 acquisitions of MRC PSA and PSS, respectively.  The remainder of the increase was primarily due to increased personnel costs in North America.

Operating Income.    Operating income was $175.7 million for the six months ended June 30, 2013, as compared to  $180.7 million for the six months ended June 30, 2012, a decrease of $5.0 million.

U.S. Segment—Operating income for our U.S. segment increased to $156.8 million for the six months ended June 30, 2013 from $156.6 million for the three months ended June 30, 2012.  This modest increase in operating income was driven by improved gross profit percentage offset by lower revenue levels.

Canadian Segment—Operating income for our Canadian segment decreased to $11.4 million for the six months ended June 30, 2013 from $11.8 million for the six months ended June 30, 2012.  The decrease of $0.4 million was primarily a function of  a slight decrease in sales.

International Segment—Operating income for our International segment decreased to $7.5 million for the six months ended June 30, 2013 from $12.3 million for the six months ended June 30, 2012.  The decrease of $4.8 million was the result of the reduction in sales we experienced, exclusive of our acquisition of MRC PSA.

Interest Expense.    Our interest expense was $30.5 million for the six months ended June 30, 2013 as compared to $64.4 million for the six months ended June 30, 2012.  The majority of the $33.9 million decrease was due to the November 2012 redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost Term Loan  B and revolving credit facilities.  We also benefitted from an outstanding debt balance that was lower, on average, in the first half of 2013 by approximately $347 million as compared to the first half of 2012.  Our reduced indebtedness was largely attributable to our April 2012 initial public offering that generated net proceeds of $333 million that were used to repay debt.

Other expense, net. Our other expense increased to $11.0 million for the six months ended June 30, 2013 from income of $3.2 million for the six months ended June 30, 2012.  The expenses for the first half of 2013 include $13.4 million of foreign currency exchange losses due primarily to the weaker Australian and Canadian dollars as compared to the U.S. dollar.  Our first half 2012 results also reflected an $11.4 million pre-tax charge associated with the open market purchase, at a premium, of $102 million of our previously outstanding senior secured notes.  There were no similar charges in the first half of 2013.

Income Tax Expense.    Our income tax expense was $44.2 million for the six months ended June 30, 2013 as compared to $37.5 million for the six months ended June 30, 2012.  Our effective tax rates were 32.9% and 35.3% for the six months ended June 30, 2013 and 2012, respectively.  Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.  In the six months ended June 30, 2013, our tax rate was favorably impacted by a $2.3 million discrete reduction to our deferred tax liabilities.  Excluding the impact of this discrete reduction our effective tax rate would have been 35.0%.

Net Income.    Our net income was $90.0 million for the six months ended June 30, 2013 as compared to $68.9 million for the six months ended June 30, 2012, an improvement of $21.1 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $202.7 million for the six months ended June 30, 2013, as compared to $238.8 million for the six months ended June 30, 2012.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2013	2012
Net income	$ 90.0	$ 68.9
Income tax expense	44.2	37.5
Interest expense	30.5	64.4
Loss on early extinguishment of debt	-	11.4
Write off of debt issuance costs	-	1.7
Depreciation and amortization	11.2	8.6
Amortization of intangibles	26.0	24.8
(Decrease) increase in LIFO reserve	(15.6)	18.5
Change in fair value of derivative instruments	(2.4)	(0.9)
Equity-based compensation expense	4.6	3.6
Foreign currency losses	13.4	1.5
Other expense (income)	0.8	(1.2)
Adjusted EBITDA	$ 202.7	$ 238.8

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our revolving credit facility.  At June 30, 2013, our total liquidity, including cash on hand, was $558 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $37.8 million and $37.1 million, respectively.  As of June 30, 2013 and December 31, 2012, $35.1 million and $27.9 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

We have a $650 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $650 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratios is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

We have a $1.25 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in March 2017. This facility is comprised of $977 million in revolver commitments in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.

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

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2013.

As a result of our March 2013 secondary offering, we are no longer a controlled company as defined by the New York Stock Exchange.  If funds affiliated with Goldman, Sachs & Co. beneficially own less than 5,141,547 shares of our common stock (approximately 5% of our shares based on the number of shares currently outstanding), all options and restricted stock granted prior to our initial public offering will vest, accelerating the recognition of stock based compensation.  At June 30, 2013, the unrecognized stock based compensation related to these pre-IPO grants was $7 million.  Funds affiliated with Goldman Sachs & Co. owned 17,489,233 shares as of June 30, 2013.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$ 181.9	$ (46.6)
Investing activities	(10.8)	(105.8)
Financing activities	(168.2)	143.7
Net increase (decrease) in cash and cash equivalents	$ 2.9	$ (8.7)

Operating Activities

Net cash provided by operating activities was $181.9 million during the six months ended June 30, 2013 compared to net cash used in operating activities of  $46.6 million during the six months ended June 30, 2012. The increase in net cash provided by operations was primarily the result of an increase in net income of $21.2  million, due largely to our reduced interest costs, and reduced working capital requirements resulting from lower sales levels.  Excluding the impact of acquisitions, working capital decreased $74 million in the first half of 2013 as compared to an increase of $150 million in the first half of 2012.

Investing Activities

Net cash used in investing activities was $10.8 million for the six months ended June 30, 2013, compared to $105.8 million for the six months ended June 30, 2012. The $95.0 million decrease in cash used in investing activities was primarily due to the March 2012 acquisition of MRC PSA, which required $87.9 million of cash during the six months ended June 30, 2012.  Our capital expenditures were $10.6 million for the six months ended June 30, 2013 and $14.9 million for the six months ended June 30, 2012.

 Financing Activities

Net cash used in financing activities was $168.2 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $143.7 million for the six months ended June 30, 2012. The financing activities generally reflect advances and payments on our revolving credit facilities. In April 2012, we received $333.4 milion related to the initial public offering of our stock, and the funds were used to repay borrowings under our Global ABL Facility, which was offset by cash of $110.4 million used to purchase in the open market $102 million of our previously outstanding senior secured notes.

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

As of June 30, 2013, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—other information

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material effect on our business, financial condition results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operations in the period of resolution.

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

10.1

2013 Agreement dated as of May 16, 2013 between the Company and Andrew R. Lane.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013).

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

100

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  August 2, 2013