Form 10-Q
period 2013-09-30
MRC GLOBAL INC.
filed 2013-11-01
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 101,753,498 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of October 25, 2013.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$ 33,439	$ 37,090
Accounts receivable, net	841,545	823,236
Inventories, net	929,529	970,228
Other current assets	31,954	20,020
Total current assets	1,836,467	1,850,574

Other assets	33,357	37,031

Property, plant and equipment, net	118,445	122,458

Intangible assets:
Goodwill, net	623,714	610,392
Other intangible assets, net	711,574	749,272

	$ 3,323,557	$ 3,369,727

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 498,797	$ 438,344
Accrued expenses and other current liabilities	121,874	125,599
Deferred income taxes	82,813	79,661
Current portion of long-term debt	6,500	6,500
Total current liabilities	709,984	650,104

Long-term obligations:
Long-term debt, net	1,037,264	1,250,089
Deferred income taxes	241,090	261,448
Other liabilities	18,659	22,164

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 101,745 and 101,563 issued and outstanding, respectively	1,017	1,016
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,637,003	1,625,900
Retained deficit	(290,038)	(418,830)
Accumulated other comprehensive loss	(31,422)	(22,164)
	1,316,560	1,185,922
	$ 3,323,557	$ 3,369,727
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Sales	$ 1,313,711	$ 1,451,114	$ 3,886,589	$ 4,264,125
Cost of sales	1,075,418	1,173,916	3,157,792	3,508,686
Gross profit	238,293	277,198	728,797	755,439

Selling, general and administrative expenses	160,910	154,955	475,642	452,528
Operating income	77,383	122,243	253,155	302,911

Other income (expense):
Interest expense	(15,463)	(28,177)	(45,988)	(92,621)
Loss on early extinguishment of debt	-	(10,322)	-	(21,746)
Write off of debt issuance costs	-	-	-	(1,685)
Change in fair value of derivative instruments	(1,828)	845	589	1,770
Other, net	(87)	1,232	(13,471)	3,554
Income before income taxes	60,005	85,821	194,285	192,183
Income tax expense	21,248	30,280	65,493	67,783
Net income	$ 38,757	$ 55,541	$ 128,792	$ 124,400

Basic earnings per common share	$ 0.38	$ 0.55	$ 1.27	$ 1.31
Diluted earnings per common share	$ 0.38	$ 0.54	$ 1.26	$ 1.31
Weighted-average common shares, basic	101,715	101,490	101,673	94,768
Weighted-average common shares, diluted	102,393	102,029	102,455	95,185

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net income	$ 38,757	$ 55,541	$ 128,792	$ 124,400

Other comprehensive income (loss) before tax -
Foreign currency translation adjustments	12,550	13,049	(9,944)	3,549
Income tax benefit (expense) related to components of other comprehensive income	(437)	(898)	686	(654)
Total other comprehensive income (loss), net of tax	12,113	12,151	(9,258)	2,895
Comprehensive income	$ 50,870	$ 67,692	$ 119,534	$ 127,295

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(In thousands)	Nine Months Ended
	September 30,	September 30,
	2013	2012
Operating activities
Net income	$ 128,792	$ 124,400
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,782	13,180
Amortization of intangibles	39,128	37,184
Equity-based compensation expense	8,602	5,859
Deferred income tax benefit	(16,747)	(3,463)
Amortization of debt issuance costs	4,376	7,088
Write off of debt issuance costs	-	1,685
Loss on early extinguishment of debt	-	21,746
(Decrease) increase in LIFO reserve	(21,247)	3,080
Change in fair value of derivative instruments	(589)	(1,770)
Provision for uncollectible accounts	(355)	3,936
Foreign currency losses	11,993	(520)
Other non-cash items	(133)	5,738
Changes in operating assets and liabilities:
Accounts receivable	(25,448)	(105,234)
Inventories	48,026	(78,889)
Income taxes payable	(815)	5,867
Other current assets	(11,961)	(5,836)
Accounts payable	64,849	9,562
Accrued expenses and other current liabilities	(3,878)	22,154
Net cash provided by operations	241,375	65,767

Investing activities
Purchases of property, plant and equipment	(14,902)	(21,002)
Proceeds from the disposition of property, plant and equipment	4,025	2,451
Acquisitions, net of cash acquired	(21,909)	(89,893)
Other investment and notes receivable transactions	(2,116)	(3,979)
Net cash used in investing activities	(34,902)	(112,423)

Financing activities
Proceeds from the sale of common stock	-	333,342
Payments on revolving credit facilities	(1,534,095)	(1,801,675)
Proceeds from revolving credit facilities	1,328,296	1,755,456
Purchase of senior secured notes	-	(205,003)
Payments on long-term obligations	(4,875)	(31,456)
Debt issuance costs paid	(189)	(7,930)
Proceeds from exercise of stock options	2,230	51
Tax benefit on stock options	302	422
Other financing activities	(6)	-
Net cash (used in) provided by financing activities	(208,337)	43,207

Decrease in cash	(1,864)	(3,449)
Effect of foreign exchange rate on cash	(1,787)	(5,839)
Cash -- beginning of period	37,090	46,127
Cash -- end of period	$ 33,439	$ 36,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 41,566	$ 64,368
Cash paid for income taxes	$ 82,589	$ 66,190
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2013.  We have derived our condensed consolidated balance sheet as of December 31, 2012 from the audited consolidated financial statements for the year ended December 31, 2012.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Standards: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment.  When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity.  CTA would be recognized in earnings in a business combination achieved in stages.  ASU 2013-05 will be effective for us prospectively in 2014.  We do not expect this update to have a material impact on our financial statements.

In July 2013, the FASB issued Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except in certain circumstances.  This update does not require any new disclosures and is effective for annual and interim periods beginning after December 31, 2013.  The amendments in this update will be applied prospectively to all unrecognized tax benefits that exist at the effective date.  We do not expect this update to have a material impact on our financial statements.

NOTE 2 – ACQUISITiON

On July 1, 2013, we completed the acquisition of Dan H. Brown Inc., d/b/a Flow Control Products (“Flow Control”).  Flow Control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.  The total purchase price was $24 million subject to customary holdback amounts and working capital adjustments. Pro forma financial information has not been provided as this acquisition is not material to our consolidated financial statements.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 361,925	$ 387,609
Valves, fittings, flanges and all other products	718,854	752,630
	1,080,779	1,140,239
Less: Excess of average cost over LIFO cost (LIFO reserve)	(129,735)	(150,982)
Less: Other inventory reserves	(21,515)	(19,029)
	$ 929,529	$ 970,228

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Senior Secured Term Loan B, net of discount of $5,649 and $6,345	$ 637,851	$ 642,030
Global ABL Facility	405,732	608,006
Other	181	6,553
	1,043,764	1,256,589
Less current portion	6,500	6,500
	$ 1,037,264	$ 1,250,089

Senior Secured Term Loan B:  We have a $650 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $650 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 6.14% and 6.39% as of September 30, 2013 and December 31, 2012, respectively.

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

The interest rate for the Global ABL Facility was 2.10% and 2.21% as of September 30, 2013 and December 31, 2012, respectively.    Availability under our Global ABL Facility was $573 million as of September 30, 2013.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan.  Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In March 2013, 641,294 stock options and 87,914 shares of restricted stock were issued to employees. In May 2013, 71,878 stock options and 9,413 shares of restricted stock were issued to members of our Board of Directors. During the third quarter of 2013, an additional 13,574 and 1,836 stock options and shares of restricted stock were issued to employees and members of our Board of Directors.  To date, 1,891,670 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Currency translation adjustments	$ (31,087)	$ (21,829)
Pension related adjustments	(335)	(335)
Accumulated other comprehensive loss	$ (31,422)	$ (22,164)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net income	$ 38,757	$ 55,541	$ 128,792	$ 124,400

Average basic shares outstanding	101,715	101,490	101,673	94,768
Effect of dilutive securities	678	539	782	417
Average diluted shares outstanding	102,393	102,029	102,455	95,185

Net income per share:
Basic	$ 0.38	$ 0.55	$ 1.27	$ 1.31
Diluted	$ 0.38	$ 0.54	$ 1.26	$ 1.31

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three and nine months ended September 30, 2013, we had approximately 1.2 million and 0.6  million anti-dilutive stock options, respectively.  For the three and nine months ended September 30, 2012,  we had approximately 1.8 million and 2.3 million anti-dilutive stock options, respectively. There was no anti-dilutive restricted stock for the three and nine months ended September 30, 2013 and 2012.

NOTE 6 – SEGMENT INFORMATION

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Sales
U.S.	$ 1,015.0	$ 1,111.9	$ 2,955.8	$ 3,284.2
Canada	162.1	185.6	520.1	553.3
International	136.6	153.6	410.7	426.6
Consolidated	$ 1,313.7	$ 1,451.1	$ 3,886.6	$ 4,264.1

Operating income
U.S.	$ 72.9	$ 108.5	$ 229.8	$ 265.1
Canada	3.2	5.7	14.6	17.5
International	1.3	8.0	8.8	20.3
Consolidated	77.4	122.2	253.2	302.9

Interest expense	(15.5)	(28.2)	(46.0)	(92.6)
Other, net	(1.9)	(8.2)	(12.9)	(18.1)
Income before income taxes	$ 60.0	$ 85.8	$ 194.3	$ 192.2

			September 30,	December 31,
			2013	2012
Total assets
U.S.			$ 2,753.0	$ 2,732.4
Canada			187.9	249.1
International			382.6	388.2
Total assets			$ 3,323.5	$ 3,369.7

Our sales by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2013	2012	2013	2012
Energy carbon steel tubular products:
Line pipe	$ 278,460	$ 294,599	$ 771,230	$ 879,305
Oil country tubular goods (OCTG)	105,500	186,367	345,139	600,955
	$ 383,960	$ 480,966	$ 1,116,369	$ 1,480,260

Valves, fittings, flanges and other products:
Valves and specialty products	$ 355,726	$ 373,512	$ 1,071,205	$ 1,073,435
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	286,732	311,162	869,995	887,678
Other	287,293	285,474	829,020	822,752
	$ 929,751	$ 970,148	$ 2,770,220	$ 2,783,865

NOTE 7 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of September 30, 2013, we do not have any interest rate swap agreements. Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts was approximately $48 million and $69 million at September 30, 2013 and December 31, 2012, respectively.  We had approximately $0 and $3,000 recorded as assets on our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.044 billion and $1.257 billion at September 30, 2013 and December 31, 2012, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.051 billion and $1.261 billion at September 30, 2013 and December 31, 2012, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that MRC purportedly distributed.  As of September 30, 2013, we are named a defendant in approximately 282  lawsuits involving approximately 934 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As used in this Form 10-Q, references to the “Company”, “MRC Global”,“MRC”, “we”, “our” or “us” refer to MRC Global Inc. and its subsidiaries.  All references throughout this section (and elsewhere in this report) to amounts available for borrowing under various credit facilities refer to amounts actually available for borrowing after giving effect to any borrowing base limitations that the facility imposes.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•decreases in oil, natural gas, and natural gas liquids prices;

•decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•U.S. and international general economic conditions;

•our ability to compete successfully with other companies in our industry;

•the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;

•unexpected supply shortages;

•cost increases by our suppliers;

•our lack of long-term contracts with most of our suppliers;

•increases in customer, manufacturer and distributor inventory levels;

•suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;

•decreases in steel prices, which could significantly lower our profit;

•increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;

•our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

•changes in our customer and product mix;

•risks related to our customers’ creditworthiness;

•the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;

•the success of our acquisition strategies;

•our significant indebtedness;

•the dependence on our subsidiaries for cash to meet our debt obligations;

•changes in our credit profile;

•a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;

•environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•product liability claims against us;

•pending or future asbestos-related claims against us;

•the potential loss of key personnel;

•interruption in the proper functioning of our information systems;

•loss of third-party transportation providers;

•potential inability to obtain necessary capital;

•risks related to adverse weather events or natural disasters;

•impairment of our goodwill or other intangible assets;

•changes in tax laws or adverse positions taken by taxing authorities in the countries in which we operate;

•adverse changes in political or economic conditions in the countries in which we operate;

•exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanction programs;

•risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•the impact on us of the SEC’s move toward convergence with IFRS; and

•the occurrence of cyber security incidents.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three operating segments, consisting of our U.S. operations, our Canadian operations and our International operations. We serve our customers from over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to more than 18,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrials sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

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

•Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including E&P spending, additions to and maintenance of pipelines and pipeline gathering systems, refinery utilization and petrochemical and other industrial processing activity.

•Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy and industrials sectors and other factors. Changes in the general economy or in the energy and industrials sectors (domestically or internationally) can cause demand for the products we distribute to materially change.

•Customer, Manufacturer and Distributor Inventory Levels of PVF and Related Products. Customer, manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increases in our customers’ inventory levels can have an adverse effect on the demand for the products we distribute when customers draw from their inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and profitability. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased customer and manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.

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

Recent Trends and Outlook

During the first nine months of 2013, the average oil price of West Texas Intermediate (“WTI”) increased to $98.15 from $96.11 per barrel in the first nine months of 2012.  Despite the relative strength of oil prices, North American drilling activity decreased 9% in the first nine months of 2013 as compared to the same period of 2012. Natural gas prices increased to an average price of $3.69/Mcf (Henry Hub) for the first nine months of 2013 compared to $2.54/Mcf (Henry Hub) for the first  nine months of 2012. At September 30, 2013, the natural gas price was $3.48/Mcf (Henry Hub).  However, rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 78% of the total U.S. rig count during the first nine months of 2013 compared to 69% for the same time period in 2012.

Near the end of the fourth quarter of 2012, we experienced the impact of a general slow-down in the activities of our U.S. customers.  This trend continued into the first half of 2013, particularly in the upstream and midstream sectors, which were also negatively impacted by adverse winter weather conditions in certain parts of the country.  Capital spending by some of our largest midstream customers was impacted by lower upstream drilling activity and lower natural gas liquid (“NGL”) prices, which resulted in lower line pipe sales.  In addition, the permitting environment for new crude oil pipelines has slowed, resulting in the continued use by many customers of rail and trucks to transport oil.  As a result of these factors, our line pipe sales decreased $108 million in the first nine months of 2013 as compared to the same period in 2012.  While this trend eased in the third quarter of 2013, we still experienced a $16 million decline in line pipe sales as compared to the same period in 2012.  Our downstream and other industrials sector performance remains stable.

Business has remained relatively strong in the heavy oil and oil sands regions of Canada, although we did see a reduction in large project sales in the third quarter of 2013 as compared to the third quarter of 2012.

Internationally, while our backlog continues to grow, the outlook remains cautious. Europe continues to experience slow economic growth.  Slow downs in China continue to negatively impact investment in Australia.

On July 1, 2013, we completed the $24 million acquisition of Dan H. Brown, Inc. d/b/a Flow Control Products (“Flow Control”).  Flow control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.  Concurrent with this transaction, we are expanding our existing facility in Odessa, Texas, into a 110,000 square foot regional distribution center.  When completed in 2014, the Flow Control business will begin to operate from this newly expanded facility.

In 2012, we implemented our strategy to focus on our higher margin product lines and reduce exposure to the oil country tubular goods (“OCTG”) business.  As a result of this strategy, OCTG represented only 9% of total sales in the first nine months of 2013 compared to 14% in the first nine months of 2012, and our investment in OCTG inventory at September 30, 2013 was $87 million compared to $110 million a year ago.  The impact of this rebalancing effort was to reduce our OCTG sales by approximately $256 million in the first nine months of 2013 as compared to the same period in 2012.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At September 30, 2013, total backlog was $739 million, including $419 million in our U.S. segment, $107 million in our Canadian segment and $213 million in our International segment.  At December 31, 2012, total backlog was $664 million, including $455 million in our U.S segment, $62 million in our Canadian segment and $147 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders.

There have been several recent changes in the competitive landscape.  In September, National Oilwell Varco, Inc. announced plans to spin off their distribution business as a separate standalone entity.  In addition, Marubeni-Itochu, a venture between two of Japan’s largest trading houses, agreed to buy Sooner, Inc., a U.S. distributor of pipe and tubing for the oil and gas industry.  Finally, in October, Sumitomo, a large Japanese conglomerate, announced their plans to acquire Edgen Group, further expanding Sumitomo’s global presence in the upstream, midstream and downstream sectors.

The following table shows key industry indicators for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Average Rig Count (1):
United States	1,770	1,906	1,763	1,955
Canada	350	325	344	362
Total North America	2,120	2,231	2,107	2,317
International	1,285	1,260	1,288	1,226
Total Worldwide	3,405	3,491	3,395	3,543

Average Oil Rig Count (1):
United States	1,383	1,417	1,370	1,351
Canada	225	241	238	261
Total North America	1,608	1,658	1,608	1,612
Average Natural Gas Rig Count (1):
United States	380	486	388	600
Canada	124	84	107	101
Total North America	504	570	495	701

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 105.83	$ 92.17	$ 98.15	$ 96.11
Brent crude oil (per barrel)	$ 110.23	$ 109.63	$ 108.33	$ 112.14
Natural gas ($/Mcf)	$ 3.55	$ 2.88	$ 3.69	$ 2.54

Well Counts (1)	9,175	9,411	26,720	28,166
Average Monthly U.S. Well Permits (3)	5,854	5,236	5,906	5,809
3:2:1 Crack Spread (4)	$ 18.22	$ 32.42	$ 25.10	$ 29.65
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Commodity Systems, Inc.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The breakdown of our sales by sector for the three months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended
	September 30, 2013		September 30, 2012
Upstream	$ 588.1	45%	$ 653.6	45%
Midstream	377.3	29%	403.9	28%
Downstream and other industrials	348.3	26%	393.6	27%
	$ 1,313.7	100%	$ 1,451.1	100%

For the three months ended September 30, 2013 and 2012, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 1,015.0	$ 1,111.9	$ (96.9)	(8.7%)
Canada	162.1	185.6	(23.5)	(12.7%)
International	136.6	153.6	(17.0)	(11.1%)
Consolidated	$ 1,313.7	$ 1,451.1	$ (137.4)	(9.5%)

Operating income:
U.S.	$ 72.9	$ 108.5	$ (35.6)	(32.8%)
Canada	3.2	5.7	(2.5)	(43.9%)
International	1.3	8.0	(6.7)	(83.8%)
Consolidated	77.4	122.2	(44.8)	(36.7%)

Interest expense	(15.5)	(28.2)	12.7	(45.0%)
Loss on early extinguishment of debt	-	(10.3)	10.3	N/M
Other (expense) income	(1.9)	2.1	(4.0)	N/M
Income tax expense	(21.2)	(30.3)	9.1	(30.0%)
Net income	$ 38.8	$ 55.5	$ (16.7)	(30.1%)

Adjusted Gross Profit	$ 251.3	$ 278.8	$ (27.5)	(9.9%)
Adjusted EBITDA	$ 96.4	$ 125.3	$ (28.9)	(23.1%)

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales decreased 9.5% to $1,313.7 million for the three months ended September 30, 2013 as compared to $1,451.1 million for the three months ended September 30, 2012.

U.S. Segment—Our U.S. sales decreased to $1,015.0 million for the three months ended September 30, 2013 from $1,111.9 million for the three months ended September 30, 2012. This $96.9 million, or 8.7%, decrease reflected an  $83 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business.  Our third quarter 2013 revenues benefitted from the December 2012 and July 2013 acquisitions of the business of Production Specialty Services Inc. (“PSS”) and Flow Control which collectively contributed sales of $33 million. The remaining decrease in sales was driven by lower capital spending by our customers in the three months ended September 30, 2013 as compared to the same period in 2012.

Canadian Segment—Our Canadian sales decreased to $162.1 million for the three months ended September 30, 2013 from $185.6 million for the three months ended September 30, 2012.  Approximately one-third of this 12.7% overall decrease was the result of a decline in the Canadian dollar relative to the U.S. dollar.  The balance of the decrease was largely attributable to a decline in project sales particularly in the tar sands region of northern Alberta.

International Segment—Our International sales decreased to $136.6 million for the three months ended September 30, 2013 from $153.6 million for the same period in 2012.  Nearly half of this 11.1% overall decrease was the result of a decline in the Australian dollar relative to the U.S. dollar.  The balance of the revenue decline reflected continued demand weakness, particularly in parts of Australia, where we have seen reduced customer spending in the mining and oil and gas sectors.  Sales in our European operations have remained flat while sales in Asia were up slightly as compared to the third quarter of 2012.

Gross Profit.    Our gross profit was $238.3 million  (18.1% of sales) for the three months ended September 30, 2013 as compared to $277.2 million  (19.1% of sales) for the three months ended September 30, 2012. The 100 basis point decline in gross profit percentage was a result of our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $5.7 million for the three months ended September 30, 2013 compared to a reduction in cost of sales of $15.4 million during the same period of 2012.  In addition to the decline in gross profit percentage, gross profit was further reduced by the 9.5% decline in sales we experienced.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $9.2 million and $9.4 million for the three months ended September 30, 2013 and 2012, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $251.3 million (19.1% of sales) for the three months ended September 30, 2013 from $278.8 million (19.2% of sales) for the three months ended September 30, 2012,  a decrease of $27.5 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2013	of Revenue	2012	of Revenue
Gross profit, as reported	$ 238.3	18.1%	$ 277.2	19.1%
Depreciation and amortization	5.6	0.4%	4.6	0.3%
Amortization of intangibles	13.1	1.0%	12.4	0.9%
(Decrease) increase in LIFO reserve	(5.7)	(0.4%)	(15.4)	(1.1%)
Adjusted Gross Profit	$ 251.3	19.1%	$ 278.8	19.2%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our selling, general and administrative expenses were $160.9 million for the three months ended September 30, 2013 as compared to $155.0 million for the three months ended September 30, 2012.  This increase was primarily attributable to our December 2012 and July 2013 acquisitions of PSS and Flow Control which added an incremental $5 million of SG&A expense in the third quarter of 2013.  In addition, third quarter 2013 SG&A included $2.0 million of expenses related to the separation of an executive officer comprised of $0.8 million of cash compensation and $1.2 million of equity-based compensation.

Operating Income.    Operating income was $77.4 million for the three months ended September 30, 2013, as compared to $122.2 million for the three months ended September 30, 2012, a decrease of $44.8 million.

U.S. Segment—Operating income for our U.S. segment decreased to $72.9 million for the three months ended September 30, 2013 from $108.5 million for the three months ended September 30, 2012.  This decline in operating income was a result of the decline in both sales and gross profit as noted above.

Canadian Segment—Operating income for our Canadian segment decreased to $3.2 million for the three months ended September 30, 2013 from $5.7 million for the three months ended September 30, 2012.  The decrease of $2.5 million was primarily the result of lower sales levels.

International Segment—Operating income for our International segment decreased to $1.3 million for the three months ended September 30, 2013 from $8.0 million for the three months ended September 30, 2012.  The decrease of $6.7 million was the result of the reduction in sales we experienced.

Interest Expense.    Our interest expense was $15.5 million for the three months ended September 30, 2013 as compared to $28.2 million for the three months ended September 30, 2012.  The majority of the $12.7 million decrease was due to the November 2012 redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost Term Loan B  and revolving credit facilities.  We also benefitted from an outstanding debt balance that was lower, on average, in the third quarter of 2013 by approximately $271 million as compared to the third quarter of 2012. This reduced level of debt was attributable to free cash flow we have generated, particularly from working capital.

Other expense, net. Our other expense decreased to $1.9 million for the three months ended September 30, 2013 from $8.2 million for the three months ended September 30, 2012.  The current quarter expenses included a $2.0 million charge related to the bankruptcy of a workers’ compensation insurance carrier, which required the Company to assume the obligation for existing workers’ compensation claims, as well as a $1.4 million foreign currency exchange gain.  Our 2012 third quarter results reflected a $10.3 million pre-tax charge associated with the open market purchase, at a premium, of $86.7 million of our previously outstanding senior secured notes.  There were no similar charges in the third quarter of 2013.  Other income in the third quarter of 2012 also reflected a $2.0 million foreign exchange gain.

Income Tax Expense.    Our income tax expense was $21.2 million for the three months ended September 30, 2013 as compared to $30.3 million for the three months ended September 30, 2012.  Our effective tax rates were 35.4% and 35.3% for the three months ended September 30, 2013 and 2012, respectively. Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $38.8 million for the three months ended September 30, 2013 as compared to $55.5 million for the three months ended September 30, 2012,  a decline of $16.7 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $96.4 million for the three months ended September 30, 2013, as compared to $125.3 million for the three months ended September 30, 2012.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2013	2012
Net income	$ 38.8	$ 55.5
Income tax expense	21.2	30.3
Interest expense	15.5	28.2
Loss on early extinguishment of debt	-	10.3
Depreciation and amortization	5.6	4.6
Amortization of intangibles	13.1	12.4
(Decrease) increase in LIFO reserve	(5.7)	(15.4)
Change in fair value of derivative instruments	1.8	(0.8)
Equity-based compensation expense	4.0	2.2
Executive separation expense (cash portion)	0.8	-
Insurance charge	2.0	-
Foreign currency gains	(1.4)	(2.0)
Other expense	0.7	-
Adjusted EBITDA	$ 96.4	$ 125.3

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The breakdown of our sales by sector for the nine months ended September 30, 2013 and 2012 was as follows (in millions):

	Nine Months Ended
	September 30, 2013		September 30, 2012
Upstream	$ 1,708.9	44%	$ 1,960.3	46%
Midstream	1,098.8	28%	1,160.3	27%
Downstream and other industrials	1,078.9	28%	1,143.5	27%
	$ 3,886.6	100%	$ 4,264.1	100%

For the nine months ended September 30, 2013 and 2012, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 2,955.8	$ 3,284.2	$ (328.4)	(10.0%)
Canada	520.1	553.3	(33.2)	(6.0%)
International	410.7	426.6	(15.9)	(3.7%)
Consolidated	$ 3,886.6	$ 4,264.1	$ (377.5)	(8.9%)

Operating income:
U.S.	$ 229.8	$ 265.1	$ (35.3)	(13.3%)
Canada	14.6	17.5	(2.9)	(16.6%)
International	8.8	20.3	(11.5)	(56.7%)
Consolidated	253.2	302.9	(49.7)	(16.4%)

Interest expense	(46.0)	(92.6)	46.6	(50.3%)
Loss on early extinguishment of debt	-	(21.7)	21.7	N/M
Write off of deferred financing fees	-	(1.7)	1.7	N/M
Other (expense) income	(12.9)	5.3	(18.2)	N/M
Income tax expense	(65.5)	(67.8)	2.3	(3.4%)
Net income	$ 128.8	$ 124.4	$ 4.4	3.5%

Adjusted Gross Profit	$ 763.5	$ 808.9	$ (45.4)	(5.6%)
Adjusted EBITDA	$ 299.2	$ 364.1	$ (64.9)	(17.8%)

Sales.    Our sales decreased 8.9% to $3,886.6 million for the nine months ended September 30, 2013 as compared to $4,264.1 million for the nine months ended  September 30, 2012.

U.S. Segment—Our U.S. sales decreased to $2,955.8 million for the nine months ended September 30, 2013 from $3,284.2 million for the nine months ended September 30, 2012. This $328.4 million, or 10.0%, decrease reflected a planned $272 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business.  In addition, our line pipe sales declined $91 million for the nine months ended September 30, 2013 compared to the same period of 2012 as a result of our upstream and midstream customers’ decreased spending in 2013.  Our sales in the first nine months of 2013 benefitted from the June and December 2012 and July 2013 acquisitions of the business of Chaparral Supply, LLC, PSS, and Flow Control which collectively contributed an incremental $124 million of sales in the first nine months of 2013.  The remaining decrease in sales was driven by lower capital spending by our customers in the nine months ended September 30, 2013 as compared to the same period in 2012.

Canadian Segment—Our Canadian sales decreased to $520.1 million for the nine months ended September 30, 2013 from $553.3 million for the nine months ended September 30, 2012.  Approximately one-third of this 6.0% overall decrease was the result of a decline in the Canadian dollar relative to the U.S. dollar.  The balance of the decrease was largely attributable to a longer than normal spring break-up as well as a decline in project sales particularly in the tar sands region of northern Alberta.

International Segment—Our International sales decreased to $410.7 million for the nine months ended September 30, 2013 from $426.6 million for the same period in 2012. The acquisition of the Piping Systems division of OneSteel (“MRC PSA”) in March 2012 accounted for $27 million in incremental revenues.  Excluding the impact of this acquisition, revenues declined 10%  reflecting weaker demand particularly in parts of Australia where we experienced reduced customer spending in the mining and oil and gas sectors.  Approximately one-third of this 10% overall decrease was the result of a decrease in the the Australian dollar relative to the U.S. dollar.

Gross Profit.    Our gross profit was $728.8 million (18.8% of sales) for the nine months ended September 30, 2013 as compared to $755.4 million (17.7% of sales) for the nine months ended September 30, 2012. The 110 basis point improvement in gross profit percentage was a result of planned changes in our product mix as well as other gross profit enhancement strategies.  Gross profit was further benefitted by lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $21.2 million for the nine months ended September 30, 2013 compared to an increase in cost of sales of $3.1 million during the same period of 2012.  These improvements in gross profit percentage were offset by a reduction in gross profit from lower sales.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $27.9 million and $25.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $763.5 million (19.6% of sales) for the nine months ended September 30, 2013 from $808.9 million (19.0% of sales) for the nine months ended September 30, 2012, a decrease of $45.4 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2013	of Revenue	2012	of Revenue
Gross profit, as reported	$ 728.8	18.8%	$ 755.4	17.7%
Depreciation and amortization	16.8	0.4%	13.2	0.3%
Amortization of intangibles	39.1	1.0%	37.2	0.9%
(Decrease) increase in LIFO reserve	(21.2)	(0.5%)	3.1	0.1%
Adjusted Gross Profit	$ 763.5	19.6%	$ 808.9	19.0%

Selling, General and Administrative (“SG&A”) Expenses.   Our selling, general and administrative expenses were $475.6 million for the nine months ended September 30, 2013 as compared to $452.5 million for the nine months ended September 30, 2012.  Approximately $21 million of this $23 million increase was attributable to the incremental SG&A expenses of our March and December 2012 and July 2013 acquisitions of MRC PSA, PSS, and Flow Control, respectively.  The remainder of the increase was due to $2.0 million of expenses related to the separation of an executive officer comprised of  $0.8 million of  cash compensation and $1.2 million of equity-based compensation.

Operating Income.    Operating income was $253.2 million for the nine months ended September 30, 2013, as compared to  $302.9 million for the nine months ended September 30, 2012, a decrease of $49.7 million.

U.S. Segment—Operating income for our U.S. segment decreased to $229.8 million for the nine months ended September 30, 2013 from $265.1 million for the nine months ended September 30, 2012.  This decline was a result of decreased sales offset by an improvement in gross profit percentage.

Canadian Segment—Operating income for our Canadian segment decreased to $14.6 million for the nine months ended September 30, 2013 from $17.5 million for the nine months ended September 30, 2012.  The decrease of $2.9 million was primarily a function of a decrease in sales.

International Segment—Operating income for our International segment decreased to $8.8 million for the nine months ended September 30, 2013 from $20.3 million for the nine months ended September 30, 2012.  The decrease of $11.5 million was the result of the reduction in sales we experienced.

Interest Expense.    Our interest expense was $46.0 million for the nine months ended September 30, 2013 as compared to $92.6 million for the nine months ended September 30, 2012.  The majority of the $46.6 million decrease was due to the November 2012 redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost Term Loan  B and revolving credit facilities.  We also benefitted from an outstanding debt balance that was lower, on average, in the first nine months of 2013 by approximately $321 million as compared to the first nine months of 2012.  Our reduced indebtedness was largely attributable to our April 2012 initial public offering that generated net proceeds of $333 million that, in combination with free cash flow we generated, were used to repay debt.

Other expense, net. Our other expense decreased to $12.9 million for the nine months ended September 30, 2013 from $18.1 million for the nine months ended September 30, 2012.   The expenses for the first nine months of 2013 included $12.0 million of foreign currency exchange losses due primarily to the weaker Australian and Canadian dollars as compared to the U.S. dollar.  Our first nine months of 2012 results reflected a $21.7 million pre-tax charge associated with the open market purchase, at a premium, of $189 million of our previously outstanding senior secured notes.   There were no similar charges in the first nine months of 2013.  The expense was offset by $1.8 million of income related to the change in our fair value of derivatives.

Income Tax Expense.    Our income tax expense was $65.5 million for the nine months ended September 30, 2013 as compared to $67.8 million for the nine months ended September 30, 2012.  Our effective tax rates were 33.7% and 35.3% for the nine months ended September 30, 2013 and 2012, respectively.  Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.  In the nine months ended September 30, 2013, our tax rate was favorably impacted by a $2.3 million discrete reduction to our deferred tax liabilities.  Excluding the impact of this discrete reduction, our effective tax rate would have been 34.9%.

Net Income.    Our net income was $128.8 million for the nine months ended September 30, 2013 as compared to $124.4 million for the nine months ended September 30, 2012, an improvement of $4.4 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $299.2 million for the nine months ended September 30, 2013, as compared to $364.1 million for the nine months ended September 30, 2012.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Net income	$ 128.8	$ 124.4
Income tax expense	65.5	67.8
Interest expense	46.0	92.6
Loss on early extinguishment of debt	-	21.7
Write off of debt issuance costs	-	1.7
Depreciation and amortization	16.8	13.2
Amortization of intangibles	39.1	37.2
(Decrease) increase in LIFO reserve	(21.2)	3.1
Change in fair value of derivative instruments	(0.6)	(1.8)
Equity-based compensation expense	8.6	5.9
Executive separation expense (cash portion)	0.8	-
Insurance charge	2.0	-
Foreign currency losses (gains)	12.0	(0.5)
Other expense (income)	1.4	(1.2)
Adjusted EBITDA	$ 299.2	$ 364.1

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our revolving credit facility.  At September 30, 2013, our total liquidity, including cash on hand, was $606 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $33.4 million and $37.1 million, respectively.  As of September 30, 2013 and December 31, 2012, $24.5 million and $27.9 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

We have a $650 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $650 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  This facility is guaranteed by us as well as all of our wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

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

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2013.

As a result of our March 2013 secondary offering, we are no longer a controlled company as defined by the New York Stock Exchange.  If funds affiliated with Goldman, Sachs & Co. beneficially own less than 5,141,547 shares of our common stock, all options and restricted stock granted prior to our initial public offering will vest, accelerating the recognition of stock based compensation.  At September 30, 2013, the unrecognized stock based compensation related to these pre-IPO grants was $6 million.  Funds affiliated with Goldman Sachs & Co. owned 17,489,233 shares as of September 30, 2013.

We may seek, from time to time, depending on market conditions and other factors, to refinance certain categories of our debt.  Given the current low interest rate environment, we are exploring a possible repricing amendment of the Term Loan to take advantage of lower rates.  Any such repricing could result in a reduction in our interest expense as well as a charge during the quarter when such a repricing occurs.  We may also seek to increase the size of the Term Loan.  Any repricing or other expansion of the Term Loan would be subject to market conditions, reaching final agreement with lenders, successful syndication and other factors, and there can be no assurance that we would successfully consummate any such transaction.

In addition, we continue to explore the possibility of selective acquisitions.  In particular, we are actively engaged in considering acquisition opportunities outside of the U.S.  Acquisitions we pursue could be material and could require us to raise additional capital to consummate such transactions. We are considering investments that enhance our presence in the energy infrastructure sector and enable us to take advantage of strength in the energy industry in geographic areas outside of the U.S.  Nevertheless, there can be no assurance that we will be successful in identifying acquisition opportunities, closing additional acquisitions or successfully integrating acquired entities into our business.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$ 241.4	$ 65.8
Investing activities	(34.9)	(112.4)
Financing activities	(208.3)	43.2
Net decrease in cash and cash equivalents	$ (1.8)	$ (3.4)

Operating Activities

Net cash provided by operating activities was $241.4 million during the  nine months ended September 30, 2013 compared to net cash provided by operating activities of $65.8 million during the  nine months ended September 30, 2012. The increase in net cash provided by operations was primarily the result of reduced working capital requirements resulting from lower sales levels.  Excluding the impact of acquisitions, working capital decreased $77 million in the first nine months of 2013 as compared to an increase of $142 million in the first nine months of 2012.

Investing Activities

Net cash used in investing activities was $34.9 million for the nine months ended September 30, 2013, compared to  $112.4 million for the  nine months ended September 30, 2012. The $77.5 million decrease in cash used in investing activities was primarily the result of the March 2012 acquisition of MRC PSA, which required $87.9 million of cash during the nine months ended September 30, 2012 offset by the July 2013 acquisition of Flow Control, which required $21.9 million of cash during the nine months ended September 30, 2013.  Our capital expenditures were $14.9 million for the nine months ended September 30, 2013 and $21.0 million for the  nine months ended September 30, 2012.

 Financing Activities

Net cash used in financing activities was $208.3 million for the  nine months ended September 30, 2013 compared to net cash provided by financing activities of $43.2 million for the  nine months ended September 30, 2012. The financing activities generally reflect advances and payments on our revolving credit facilities. Net repayments on our revolving credit facility totaled $205.8 million in the first nine months of 2013.   In April 2012, we received $333.3 million related to the initial public offering of our stock, and the funds were used to repay borrowings under our Global ABL Facility, which was offset by cash of $205.0 million used to purchase in the open market $189 million of our previously outstanding senior secured notes.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment.  When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity.  CTA would be recognized in earnings in a business combination achieved in stages.  ASU 2013-05 will be effective for us prospectively in 2014.  We do not expect this update to have a material impact on our financial statements.

In July 2013, the FASB issued Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except in certain circumstances.  This update does not require any new disclosures and is effective for annual and interim periods beginning after December 31, 2013.  The amendments in this update will be applied prospectively to all unrecognized tax benefits that exist at the effective date.  We do not expect this update to have a material impact on our financial statements.

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

As of September 30, 2013, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—other information

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material effect on our business, financial condition, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operations in the period of resolution.

Also, from time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer.  In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows, although it is possible that the resolution of certain actual, threatened or anticipated claims or proceedings could have a material adverse effect on our results of operation in the period of resolution.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

10.1	Separation Agreement and Complete Release dated August 16, 2013, by and among James F. Underhill, McJunkin Red Man Corporation and MRC Global Inc.
10.2	Consulting Agreement dated August 16, 2013, by and between James F. Underhill and MRC Global Inc.
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

100

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.

101	Interactive data file.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  November 1, 2013