Form 10-K
period 2013-12-31
MRC GLOBAL INC.
filed 2014-02-21
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ¨

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $2,209 million as of the close of trading as reported on the New York Stock Exchange on June 28, 2013. There were 101,917,875 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2014 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to “the Company”, “MRC Global”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We offer more than 200,000 SKUs, including an extensive array of PVF, oilfield supply, automation, instrumentation and other general and specialty industry supply products from our over 20,000 suppliers. Through our U.S., Canadian, and International segments, we serve our more than 19,000 customers through over 400 service locations throughout North America, Europe, Asia and Australasia. We are diversified by geography, the industry sectors we serve and the products we sell.

Our customers use the PVF and oilfield supplies that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages, and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. In addition, the products we distribute are often used in extreme operating environments, leading to the need for a regular replacement cycle. Approximately 72% of our sales are attributable to multi-year maintenance, repair and operations (“MRO”) arrangements. Our average annual retention rate for these contracts since 2000 is 95%. Depending on the nature of the activity, our MRO arrangements include both capital expenditures and operating expenses on the part of our customers.  Project activities, including facility expansions, exploration or new construction projects, are more commonly associated with a customer’s capital expenditures budget. These projects can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts and we believe that we have the ability to pass price increases on to the marketplace.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

Our goal is to grow our market position as an industrial distributor of PVF and related products to the energy industry. Our strategy is focused on pursuing growth. Our strategic objectives are to increase our market share by executing global preferred supplier contracts, completing acquisitions and growing organically as the PVF market grows as well as by taking market share from competitors while simultaneously rebalancing our product mix to higher margin items.

We seek to achieve our objectives by increasing the scope of geographies in which we serve or product lines we offer within PVF, as well as, through the execution of integrated supply agreements, MRO arrangements and capital projects.

Our current focus for acquisitions is on those that will broaden our international geographic footprint, in certain energy intensive regions, or those that expand our product offerings in stainless and alloy. We also consider “bolt-on” acquisitions that supplement our PVF leadership position.

We seek to extend our current product offerings to include pipe, fittings, flanges and other products (“PFF”), in our International segment to complete our global PVF offering.

We continually add other products and new suppliers, including alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products, into our existing set of product offerings. We are focused on higher margin products such as valves, valve automation and high alloy products.

Operations

Our business is segregated into three geographical operating segments, our U.S., Canadian, and International operations. These segments represent our business of providing PVF and related products and services to the energy and industrial industries, across each of the upstream, midstream and downstream sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our U.S. segment represented approximately 76% of our consolidated revenues in 2013. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas producing regions. Our network is comprised of over 130 branch locations, 8 distribution centers, 13 valve automation service centers and over 95 third-party pipe yards.

Our Canadian segment represented approximately 14% of our consolidated revenues in 2013. Our distribution operations extend throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have over 40 branch locations, one distribution center, one valve automation service center and 24 third-party pipe yards.

Our International segment represented approximately 10% of our consolidated revenues in 2013. This segment includes over 55 branch locations located throughout Europe, Asia, Australasia and the Middle East with six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands and Australia. We also maintain 13 valve automation service centers in Europe, Asia and Australia as well as 10 pipe yards in Australia, the United Kingdom, and Norway.

Products:  We distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and high corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•Valves and Specialty Products. Products offered include ball, butterfly, gate, globe, check, needle and plug valves which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Specialty products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, and a wide range of steam and instrumentation products used in various process applications within our refinery, petrochemical and general industrial sectors.

•Carbon Steel Fittings and Flanges and Stainless Steel and Alloy Pipe and Fittings. Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. These products are used across all the industries in which we operate. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Alloy products are principally used in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

•Line Pipe. Carbon line pipe is typically used in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and phosphates. Line pipe is part of our tubular product category.

•Oil Country Tubular Goods (“OCTG”). OCTG is part of our tubular product category. It includes casing (used for production and to line the well bore) and tubing pipe (used to extract oil or natural gas from wells) and is either classified as carbon or alloy depending on the grade of material.

•Other. Other includes natural gas distribution products, oilfield supplies, and other industrial products such as mill and safety and electrical supplies. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, and products offered include high density polyethylene pipe,  fittings and rods. Additionally, we can supply a wide range of specialized production equipment including meter runs, tanks and separators used in our upstream sector.

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

Our comprehensive information systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, further strengthen our ability to provide high levels of service to our customers. In 2013, we processed over 1.6 million electronic data interface (“EDI”) customer transactions. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

Suppliers: We source the products we distribute from a global network of suppliers in over 35 countries. Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2013 approximated 43% of our total purchases, with our single largest supplier constituting approximately 6%. We are the largest customer for many of our suppliers, and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

We utilize a variety of freight carriers in addition to our corporate truck fleet to ensure timely and efficient delivery of our products. With respect to deliveries of products from us to our customers, or our outbound needs, we utilize both our corporate fleet and third-party transportation providers. We utilize third parties for approximately 19% of our outbound deliveries. With respect to shipments of products from suppliers to us, or our inbound needs, we principally use third-party carriers.

Sales and Marketing: We distribute our products to a wide variety of end-users with operations in 19 countries and direct sales into over 45 countries around the world. Our broad distribution network and customer base allow us to capitalize on our extensive inventory offering. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

Our over 500 account managers and outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

To address the needs of our customer base, our inside sales force of over 1,000 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

We have a diverse customer base of over 19,000 active customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the years ended December 31, 2013 and 2012, our 25 largest customers represented approximately half of our total sales, with our single largest customer constituting approximately 6%. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive U.S. sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2013 was $758 million including $470 million, $90 million and $198 million in our US, Canadian and International segments, respectively. Our backlog at December 31, 2012 was $664 million including $455 million, $62 million and $147 million in our US, Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2014.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include nationally recognized PVF distributors, such as National Oilwell Distribution (a division of National Oilwell Varco, Inc.), Ferguson Enterprises (a subsidiary of Wolseley, plc), Marubeni-Itochu, and Sumitomo, several large regional or product-specific competitors and many local, family-owned PVF distributors.

Employees: Including our recent acquisitions, we have approximately 5,150 employees of which 214 employees belong to a union and are covered by collective bargaining agreements. We also have 74 employees in Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenues by geography, see “Note 13—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2013.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the U.S Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for new power plants and plans to propose and issue NSPS for existing power plants by June 2014 and finalize them a year later.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2013 and 2012 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on
Form 10-K or in our other SEC filings.  The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition and operating results. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us”, have a “material adverse effect”, “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition,  operating results and cash flows. Information contained in this section may be considered “forward-looking statements”. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding forward looking statements.

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

Many factors affect the supply of and demand for energy and, therefore, influence oil and natural gas prices, including:

•the level of domestic and worldwide oil and natural gas production and inventories;

•the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns (e.g., a temporary moratorium on deepwater drilling in the Gulf of Mexico following a rig accident or oil spill);

•the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;

•the actual cost of finding and producing oil and natural gas;

•depletion rates;

•domestic and worldwide refinery overcapacity or undercapacity and utilization rates;

•the availability of transportation infrastructure and refining capacity;

•increases in the cost of products and services that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;

•shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;

•increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;

•worldwide economic activity including growth in non-OECD countries, including (among others) China and India;

•interest rates and the cost of capital;

•national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and prices for oil;

•the impact of armed hostilities, or the threat or perception of armed hostilities;

•environmental regulation;

•technological advances;

•global weather conditions and natural disasters;

•currency fluctuations; and

•tax policies.

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

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability and other matters that influence our customers’ spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude. In addition, worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition, and cash flows going forward. Continued adverse economic conditions would have an adverse effect on us.

We may be unable to compete successfully with other companies in our industry.

We sell products and services in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation in our industry could heighten the impacts of the competition on our business and results of operations discussed above, particularly if consolidation results in competitors with stronger financial and strategic resources and could also result in increases to the prices we are required to pay for acquisitions we may make in the future.

Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the sectors we serve.

Historically, users of PVF and related products have purchased certain amounts of these products through distributors and not directly from manufacturers. If customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, we could experience a significant decrease in profitability. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace, reduce our sales and earnings and adversely affect our business.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 43% of our total purchases during the year ended December 31, 2013 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately half of our sales for the year ended December 31, 2013. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.  In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

Even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

•difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

•amortization of acquired assets, which would reduce future reported earnings;

•possible adverse short-term effects on our cash flows or operating results;

•diversion of management’s attention from the ongoing operations of our business;

•integrating personnel with diverse backgrounds and organizational cultures;

•coordinating sales and marketing functions;

•failure to obtain and retain key personnel of an acquired business; and

•assumption of known or unknown material liabilities or regulatory non-compliance issues.

Failure to manage these acquisition growth risks could have an adverse effect on us.

Our significant indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have a significant amount of indebtedness. As of December 31, 2013, we had total debt outstanding of $986.8 million, borrowing availability of $776.9 million under our credit facilities and total liquidity (borrowing capacity plus cash on hand) of $802.1 million. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

•limiting our ability to obtain additional financing to fund our working capital, acquisitions, expenditures, debt service requirements or other general corporate purposes;

•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•limiting our ability to compete with other companies who are not as highly leveraged;

•subjecting us to restrictive financial and operating covenants in the agreements governing our and our subsidiaries’ long-term indebtedness;

•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, results of operations and financial condition;

•increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2013 was $60.7 million.

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on:

•investments;

•prepayment of certain indebtedness;

•the granting of liens;

•the incurrence of additional indebtedness;

•asset sales;

•the making of fundamental changes;

•transactions with affiliates; and

•the payment of dividends.

In addition, any defaults under our credit facilities, including our global asset-based lending facility (“Global ABL Facility”), our senior secured term loan B (“Term Loan”) or our other debt could trigger cross defaults under other or future credit agreements and may permit acceleration of our other indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. For a description of our credit facilities and indebtedness, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as NSPS, for new power plants and plans to propose NSPS for existing power plants by June 2014 and finalize them a year later.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

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

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery. Finally, while we may have insurance coverage, we cannot guarantee that the insurance carrier will have the financial wherewithal to pay a claim otherwise covered by insurance, and as a result we may be responsible for any such claims.

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

We are a defendant in lawsuits involving approximately 930 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. In addition, the cost to repair, modify or replace all or part of our information systems or consolidate one or more systems onto one information technology platform, whether by necessity or choice, would require a significant cash investment on the part of the Company. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

We may require more capital in the future to:

•fund our operations;

•finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;

•enhance and expand the range of products we offer; and

•respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

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

As of December 31, 2013, we had $1.3 billion of goodwill and other intangibles recorded on our balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We currently conduct substantial business in countries outside of North America. In addition, we are evaluating the possibility of establishing distribution networks in certain other foreign countries, particularly in Europe, Asia, the Middle East and South America. We could be materially and adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability. Examples of risks inherent in such non-North American activities include:

•changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;

•unexpected changes in regulatory requirements;

•changes in tariffs;

•the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries;

•fluctuations in currency exchange rates and the value of the U.S. dollar;

•restrictions on repatriation of earnings;

•expropriation of property without fair compensation;

•governmental actions that result in the deprivation of contract or proprietary rights; and

•the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in North America including export compliance and anti-bribery practices and governmental sanctions.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the United Kingdom Bribery Act (the “Bribery Act”) extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

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

Section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. This is not a static process as we change our processes each year or acquire new companies that have different controls than our controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We could suffer a loss of confidence in the reliability of our financial statements if we or our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common stock. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

The SEC’s move toward a single set of international accounting standards could materially impact our results of operations.

The SEC continues to review the possibility of convergence to a single set of international accounting standards (such as International Financial Reporting Standards (“IFRS”)). The associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted. If we had ceased valuing our inventory under the LIFO method at December 31, 2013, we would have been required to make tax payments approximating $129.8 million over the subsequent four years.

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

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.

We have operations in the U.S. and in 19 countries that can be impacted by expected and unexpected changes in the business and legal environments in the countries in which we operate. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a modified hub and spoke model that is centered around our nine distribution centers in the U.S and Canada with more than 170 branch locations which have inventory and local employees. Our U.S. network is comprised of over 130 branch locations and 8 distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and Houston, TX (Darien Street) distribution centers and lease the remaining six distribution centers. In Canada, we have over 40 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 15% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of over 55 branch locations located throughout Europe, Asia, Australasia and the Middle East, including six distribution centers in each of the United Kingdom, Norway, Singapore, the Netherlands and Australia. We also maintain an operations center for our international operations in Bradford, United Kingdom. We own our Brussels, Belgium location and the remainder of our locations are leased.

Our Company maintains its principal executive office at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas, 77010 and also maintains corporate offices in Charleston, WV, and in Tulsa, OK. All three locations have corporate functions such as accounting, human resources, legal and information technology. We also maintain operations centers for our Canadian operations in Calgary, Alberta and for our international operations in Bradford, United Kingdom.

ITEM  3.LEGAL PROCEEDINGS

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

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 21, 2014 are listed below.

Andrew R. Lane, age 54, has served as our president and chief executive officer (“CEO”) since September 2008 and our chairman of the board since December 2009. He has also served as a director of MRC Global Inc. since September 2008. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (A.M.P.) at Harvard Business School in 2000.

James E. Braun, age 54, has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun held a variety of leadership positions with Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 51, has served as our executive vice president corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Gary A. Ittner, age 61, has served as executive vice president of supply chain management since August 2013.  Prior to this role, he served as executive vice president of corporate strategy, mergers and acquisitions since September 2012. From September 2010 to May 2012, he served as our executive vice president of global supply chain management and as our chief administrative officer. Prior to that, he served as our executive vice president—supply chain management from October 2008 to September 2010.  Mr. Ittner began working at MRC in 1971 following his freshman year at the University of Cincinnati and joined MRC full-time following his graduation in 1974.

Rory M. Isaac, age 63, has served as executive vice president – international operations since July 2013.  Mr. Isaac has served as executive vice president of corporate strategy, mergers and acquisitions from September 2012 to June 2013. Prior to this role, Mr. Isaac served as the executive vice president of global business development since December 2008. Prior to December 2008, he served in a variety of leadership positions within the Company since 1981.  Mr. Isaac attended the Citadel.

Alan Colonna, age 56, has served as our executive vice president of global business development and U.S. operations since August 2013.  Prior to this role, he served as our executive vice president of global business development and supply chain management since September 2012. From 2009 through September 2012, he served as the senior regional vice president of the Gulf Coast U.S. region. Prior to that he held a variety of leadership and operational positions with the Company. Mr. Colonna graduated from Cal Poly San Luis Obispo, California in 1982.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MRC Global Inc.  common stock began trading on the New York Stock Exchange on April 12, 2012 following an initial public offering at a price of $21.00 which subsequently closed on April 17, 2012. The following table illustrates the high and low sales prices for the subsequent quarters.

2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price

High	$ 33.11	$ 34.14	$ 29.11	$ 32.70
Low	$ 26.86	$ 26.48	$ 23.15	$ 26.51

2012
		Second Quarter (from April 12, 2012)	Third Quarter	Fourth Quarter

High		$ 21.50	$ 25.82	$ 28.55
Low		$ 19.04	$ 20.02	$ 21.60

As of February 5, 2014, there were 250 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends during 2012 or 2013 and currently has no intention to declare any dividends.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$ 5,230.8	$ 5,570.8	$ 4,832.4	$ 3,845.5	$ 3,661.9
Cost of sales	4,276.0	4,557.1	4,124.2	3,327.4	3,113.9
Gross profit	954.8	1,013.7	708.2	518.1	548.0
Selling, general and administrative expenses	643.0	606.7	513.6	451.7	411.6
Goodwill and intangibles impairment charges	-	-	-	-	386.1
Operating income (loss)	311.8	407.0	194.6	66.4	(249.7)
Other (expenses) income:
Interest expense	(60.7)	(112.5)	(136.8)	(139.6)	(116.5)
Loss on early extinguishment of debt	-	(114.0)	-	-	-
Expenses associated with refinancing	(5.1)	(1.7)	(9.5)	-	-
Change in fair value of derivative instruments	4.7	2.2	7.0	(4.9)	8.9
Other, net	(13.8)	0.7	0.5	2.9	2.5
Income (loss) before income taxes	236.9	181.7	55.8	(75.2)	(354.8)
Income taxes	84.8	63.7	26.8	(23.4)	(15.0)
Net income (loss)	$ 152.1	$ 118.0	$ 29.0	$ (51.8)	$ (339.8)
Earnings (loss) per share amounts:
Basic	$ 1.50	$ 1.22	$ 0.34	$ (0.61)	$ (4.30)
Diluted	$ 1.48	$ 1.22	$ 0.34	$ (0.61)	$ (4.30)
Weighted average shares, basic (in thousands)	101,712	96,465	84,417	84,384	79,067
Weighted average shares, diluted (in thousands)	102,522	96,925	84,655	84,384	79,067
Dividends	$ -	$ -	$ -	$ -	$ 0.04

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash	$ 25.2	$ 37.1	$ 46.1	$ 56.2	$ 56.2
Working capital (1)	1,083.9	1,200.5	1,074.7	842.6	930.2
Total assets	3,335.7	3,369.7	3,229.9	2,991.2	3,083.2
Long-term obligations (2)	986.8	1,256.6	1,526.7	1,360.2	1,452.6
Stockholders' equity	1,338.3	1,185.9	720.8	689.8	743.9

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial Data:
Net cash flow:
Operating activities	$ 323.6	$ 240.1	$ (102.9)	$ 112.7	$ 505.5
Investing activities	(69.4)	(183.0)	(48.0)	(16.2)	(66.9)
Financing activities	(265.0)	(60.5)	140.6	(98.2)	(393.9)

(1)Working capital is defined as current assets less current liabilities.

(2)Includes current portion of long-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” and elsewhere in this report. All references throughout this section (and elsewhere in this report) to amounts available for borrowing under various credit facilities refer to amounts actually available for borrowing after giving effect to any borrowing base limitations that each facility imposes.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A - Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;

•increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;

•decreases in oil and natural gas prices;

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

•the success of our acquisition strategies;

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

•exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;

"	risks associated with international instability and geopolitical developments;

•risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•the impact on us of the SEC’s move toward convergence with IFRS;

•our intention not to pay dividends; and

•the occurrence of cybersecurity incidents.

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographical segments consisting of our U.S., Canadian, and International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

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

Recent Trends and Outlook

During  2013, the average oil price of West Texas Intermediate (“WTI”) was relatively stable at $97.78 compared to $94.05 per barrel in 2012.  Despite the relative strength of oil prices, U.S. drilling activity decreased 8% in 2013 as compared to 2012. Natural gas prices increased to an average price of $3.73/Mcf (Henry Hub) for 2013 compared to $2.75/Mcf (Henry Hub) for 2012.  However, the current price has increased to approximately $5.00/Mcf (Henry Hub).  Rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 78% of the total U.S. rig count during 2013 compared to 71% for 2012.  Because of the increased natural gas pricing, we anticipate this trend could start to reverse modestly in 2014.

In 2013, we completed our strategic initiative to focus on our higher margin product lines and reduce exposure to the oil country tubular goods (“OCTG”) business.  As a result of this strategy, OCTG represented only 9% of total sales in 2013 compared to 13% in 2012.  The impact of this rebalancing effort was to reduce our OCTG sales by $251 million in 2013 as compared to 2012.

In July 2013, we completed the acquisition of Dan H. Brown, Inc. d/b/a Flow Control Products (“Flow Control”).  Flow Control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.  We are expanding our existing facility in Odessa, Texas, into a 110,000 square foot regional distribution center.  When completed in 2014, the Flow Control business will begin to operate from this newly expanded facility.

Internationally, we have transformed our business through two recent acquisitions, Stream AS (“Stream”), a $260 million acquisition, in January 2014 and Flangefitt Stainless Ltd. (“Flangefitt”) in December 2013.  Stream, headquartered in Norway, is the leading PVF distributor and provider of flow control products, solutions and services to the offshore and oil and gas industry on the Norwegian Continental Shelf (“NCS”), the world’s largest offshore sector.  The Stream acquisition provides a platform for growth in offshore applications where our major customers have been very active.  Flangefitt, headquartered in Warrington, England, with a location in Aberdeen, Scotland is a leading PFF distributor to the oil and gas industry.   The Flangefitt acquisition complements our existing U.K. based, MRC Transmark valve business as well as the Stream Energy Piping business.  Both acquisitions provide a full range of PVF to serve both of the NCS and the U.K. Continental Shelf sectors as well as global projects with high-end alloy PFF requirements.

In January 2014, we terminated a profit sharing agreement with respect to certain oilfield supply and service stores in western Canada.  This profit sharing agreement required us to make annual profit sharing payments to Europump Systems, Inc. (“Europump”) related to PVF sales in the heavy oil region of Canada.  In conjunction with the termination of this agreement, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump, our primary supplier of PCP pumps. We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets.  We expect the impact of this divestiture to be a reduction in sales of approximately $82 million in 2014; however, through the elimination of costs associated with the business, including the profit sharing payments to Europump, we expect the impact of the sale will have a modestly accretive impact on profitability going forward.  However, we do anticipate a first quarter 2014 pre-tax charge of approximately $7 million ($4.6 million after-tax) associated with the termination of the profit sharing agreement.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2013 was $758 million including $470 million, $90 million and $198 million in our US, Canadian and International segments, respectively. Our backlog at December 31, 2012 was $664 million including $455 million, $62 million and $147 million in our US, Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2014.

There have been several recent changes in the competitive landscape.  In September, National Oilwell Varco, Inc. announced plans to spin off its distribution business as a separate standalone public company (DistributionNOW).  In addition, Marubeni-Itochu, a venture between two of Japan’s largest trading houses, agreed to buy Sooner, Inc., the largest U.S. distributor of pipe and tubing (OCTG) for the oil and gas industry.  Finally, in November, Sumitomo, a large Japanese conglomerate, acquired Edgen Group, further expanding Sumitomo’s global presence in the upstream, midstream and downstream sectors.

The following table shows key industry indicators for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Average Rig Count (1):
United States	1,761	1,919	1,875
Canada	359	364	422
Total North America	2,120	2,283	2,297
International	1,296	1,234	1,167
Total Worldwide	3,416	3,517	3,464

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 97.98	$ 94.05	$ 94.91
Brent crude oil (per barrel)	$ 108.56	$ 111.63	$ 111.26
Natural gas ($/Mcf)	$ 3.73	$ 2.75	$ 4.00

Well Counts (1)	35,676	36,824	N/A
Average Monthly U.S. Well Permits (3)	5,871	5,251	5,811
3:2:1 Crack Spread (4)	$ 23.57	$ 29.34	$ 25.11
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations for the years ended December 31, 2013, 2012 and 2011

The breakdown of our sales by sector for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions):

	Year Ended December 31,
	2013		2012		2011
Upstream	$ 2,314.9	44%	$ 2,534.7	46%	$ 2,257.7	47%
Midstream	1,491.0	29%	1,526.2	27%	1,269.5	26%
Downstream and other industrials	1,424.9	27%	1,509.9	27%	1,305.2	27%
	$ 5,230.8	100%	$ 5,570.8	100%	$ 4,832.4	100%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

For the years ended December 31, 2013 and 2012 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 3,967.6	$ 4,238.4	$ (270.8)	(6.4%)
Canada	709.4	765.2	(55.8)	(7.3%)
International	553.8	567.2	(13.4)	(2.4%)
Consolidated	$ 5,230.8	$ 5,570.8	$ (340.0)	(6.1%)

Operating income:
U.S.	$ 280.1	$ 358.3	$ (78.2)	(21.8%)
Canada	20.9	27.2	(6.3)	(23.2%)
International	10.8	21.5	(10.7)	(49.8%)
Consolidated	311.8	407.0	(95.2)	(23.4%)

Interest expense	(60.7)	(112.5)	51.8	(46.0%)
Loss on early extinguishment of debt	-	(114.0)	114.0	N/M
Expenses associated with refinancing	(5.1)	(1.7)	(3.4)	N/M
Other (expense) income	(9.1)	2.9	(12.0)	N/M
Income tax expense	(84.8)	(63.7)	(21.1)	33.1%
Net income	$ 152.1	$ 118.0	$ 34.1	28.9%

Adjusted Gross Profit (1)	$ 1,009.0	$ 1,057.7	$ (48.7)	(4.6%)
Adjusted EBITDA (1)	$ 386.4	$ 463.2	$ (76.8)	(16.6%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 28-30 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $5,230.8 million for the year ended December 31, 2013 as compared to $5,570.8 million for the year ended December 31, 2012.

U.S. Segment—Our U.S. sales decreased $270.8 million to $3,967.6 million for 2013 from $4,238.4 million for 2012. The 6% decrease reflected a planned $273 million reduction in OCTG sales resulting from our strategy to rebalance our sales and inventories away from this more volatile, lower margin portion of our business.  In addition, our line pipe sales declined $78 million as a result of our upstream and midstream customers’ decreased spending in 2013.  Our 2013 sales benefitted from the June and December 2012 and July 2013 acquisitions of the business of Chaparral Supply LLC, Production Specialty Services (“PSS”) and Flow Control which collectively contributed an incremental $160 million of sales.  The remaining decrease was driven by lower capital spending by our customers during 2013.

Canadian Segment—Our Canadian sales decreased $55.8 million to $709.4 million for 2013 from $765.2 million for 2012. Over one-third of the overall 7% decrease was the result of a decline in the Canadian dollar relative to the U.S. dollar.  The remainder of the 7% decrease was due to a longer than normal spring break-up as well as a decline in project sales particularly in the tar sands region of northern Alberta.

International Segment—Our International sales decreased $13.4 million to $553.8 million for 2013 from $567.2 million for 2012. The March 2012 and December 2013 acquisitions of the Piping Systems division of OneSteel (“MRC PSA”) and Flangefitt Stainless Ltd accounted for $29 million in incremental revenues.  Excluding the impact of these acquisitions, sales declined $43 million, or 8%, reflecting weaker demand particularly in parts of Australia where we experienced reduced customer spending in the mining and oil and gas sectors.  Over 40% of this $43 million decrease was a result of a decrease in the Australian dollar relative to the U.S. dollar.

Gross Profit. Our gross profit was $954.8 million (18.3% of sales) for the year ended December 31, 2013 as compared to $1,013.7 million (18.2% of sales) for the year ended December 31, 2012. The decrease in gross profit dollars was driven by the decrease in sales discussed above.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $37.2 million and $34.8 million for the years ended December 31, 2013 and 2012, respectively.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $1,009.0 million (19.3% of sales) for 2013 from $1,057.7 million (19.0% of sales) for 2012, a decrease of $48.7 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our last-in, first-out (“LIFO”) inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our Company’s operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2013	of Revenue	2012	of Revenue
Gross profit, as reported	$ 954.8	18.3%	$ 1,013.7	18.2%
Depreciation and amortization	22.3	0.4%	18.6	0.3%
Amortization of intangibles	52.1	1.0%	49.5	0.9%
Decrease in LIFO reserve	(20.2)	(0.4%)	(24.1)	(0.4%)
Adjusted Gross Profit	$ 1,009.0	19.3%	$ 1,057.7	19.0%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $643.0 million (12.3% of sales) for the year ended December 31, 2013 as compared to $606.7 million (10.9% of sales) for the year ended December 31, 2012.  Approximately $24 million of the $36 million increase was attributable to the incremental SG&A expenses of our March and December 2012 and July 2013 acquisitions of MRC PSA, PSS and Flow Control.  Our 2013 SG&A also reflects $5 million of expenses associated with the accelerated recognition of stock based compensation triggered by the November 2013 sale of common stock by our private equity sponsor, as well as,  a $2 million charge related to the separation of an executive officer, and expenses incurred in the integration of our Australian business.

Operating Income. Operating income was $311.8 million for the year ended December 31, 2013, as compared to operating income of $407.0 million for the year ended December 31, 2012, a decrease of $95.2 million.

U.S. Segment—Operating income for our U.S. segment decreased to $280.1 million for 2013 from $358.3 million for 2012. The decline of $78.2 million was driven by a decrease in sales combined with  an increase in SG&A expenses associated with our acquisitions of PSS and Flow Control.

Canadian Segment—Operating income for our Canadian segment decreased to $20.9 million for 2013 from $27.2 million for 2012. The decline of $6.3 million was driven by a decrease in sales offset, in part, by a corresponding decrease in SG&A expenses.

International Segment—Operating income for our International segment decreased to $10.8 million for 2013 from $21.5 million in 2012. The $10.7 million decline was driven by a decline in sales as well as an increase in SG&A expenses, including costs incurred in the integration of our Australian operations.

Interest Expense. Our interest expense was $60.7 million for the year ended December 31, 2013 as compared to $112.5 million for the year ended December 31, 2012. The decrease in interest expense was due to the November 2012 redemption of our 9.5% senior secured notes, which was funded by borrowings on our lower cost Term Loan B and revolving credit facilities as well as the November 2013 Term Loan re-pricing.  We also benefitted from an outstanding debt balance that was lower, on average in 2013 by approximately $278 million as compared to 2012.

Other Income (Expense). During November 2013, we incurred expenses of $5.1 million related to the re-pricing of our Term Loan B.  In addition, we recognized $12.9 million of foreign currency losses due primarily to the weaker Australian and Canadian dollars as compared to the U.S. dollar.  These losses were offset by gains on derivative transactions of $4.7 million.  During 2012, in various transactions, we purchased $188.7 million of our senior secured notes in the open market. In November 2012, we redeemed the remaining $861.3 million of senior secured notes outstanding. The purchase and redemption of the senior secured notes resulted in a loss on the early extinguishment of debt of $114.0 million. In March 2012, we refinanced certain of our credit facilities. As a result of their termination, we wrote off and expensed $1.7 million in debt issuance costs.  In December 2012, we incurred $4.4 million of expense when we terminated a defined benefit pension plan in the Netherlands.

Income Tax Expense. Our income tax expense was $84.8 million for the year ended December 31, 2013, as compared to $63.7 million for the year ended December 31, 2012. Our effective tax rates were 35.8% and 35.1% for the years ended December 31, 2013 and 2012, respectively. These rates generally differ from the federal statutory rate of 35% principally as a result of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes and increases to the valuation allowance on our deferred tax assets.

During 2013 we increased the deferred tax liability on our existing temporary differences by $3.1 million to recognize a higher rate at which we expect deferred taxes in certain U.S. states to be realized.  Additionally, as a result of cumulative losses incurred over the three year period ended December 31, 2013 in certain of our foreign jurisdictions, a valuation allowance of $7.7 million has been recorded in order to measure only the portion of deferred tax assets that more likely than not will be realized.

 Net Income. Our net income was $152.1 million for the year ended December 31, 2013 as compared to net income of $118.0 million for the year ended December 31, 2012, an increase of $34.1 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $386.4 million for the year ended December 31, 2013, as compared to $463.2 million for the year ended December 31, 2012. Our Adjusted EBITDA decreased $76.8 million over that period primarily due to the decrease in gross profit and other factors noted above.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Year Ended December 31,
	2013	2012
Net income	$ 152.1	$ 118.0
Income tax expense	84.8	63.7
Interest expense	60.7	112.5
Loss on early extinguishment of debt	-	114.0
Expenses associated with refinancing	5.1	1.7
Depreciation and amortization	22.3	18.6
Amortization of intangibles	52.1	49.5
Decrease in LIFO reserve	(20.2)	(24.1)
Change in fair value of derivative instruments	(4.7)	(2.2)
Equity-based compensation expense	15.5	8.5
Executive separation expense (cash portion)	0.8	-
Insurance charge	2.0	-
Pension settlement	-	4.4
Foreign currency losses (gains)	12.9	(0.8)
Other expense (income)	3.0	(0.6)
Adjusted EBITDA	$ 386.4	$ 463.2

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

For the years ended December 31, 2012 and 2011 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Sales:
U.S.	$ 4,238.4	$ 3,849.2	$ 389.2	10.1%
Canada	765.2	653.6	111.6	17.1%
International	567.2	329.6	237.6	72.1%
Consolidated	$ 5,570.8	$ 4,832.4	$ 738.4	15.3%

Operating income:
U.S.	$ 358.3	$ 166.5	$ 191.8	115.2%
Canada	27.2	17.4	9.8	56.3%
International	21.5	10.7	10.8	100.9%
Consolidated	407.0	194.6	212.4	109.1%

Interest expense	(112.5)	(136.8)	24.3	(17.8%)
Loss on early extinguishment of debt	(114.0)	-	(114.0)	N/M
Expenses associated with refinancing	(1.7)	(9.5)	7.8	(82.1%)
Other (expense) income	2.9	7.5	(4.6)	(61.3%)
Income tax expense	(63.7)	(26.8)	(36.9)	137.7%
Net income	$ 118.0	$ 29.0	$ 89.0	306.9%

Adjusted Gross Profit (1)	$ 1,057.7	$ 849.6	$ 208.1	24.5%
Adjusted EBITDA (1)	$ 463.2	$ 360.5	$ 102.7	28.5%

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 31-33 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $5,570.8 million for the year ended December 31, 2012 as compared to $4,832.4 million for the year ended December 31, 2011.

U.S. Segment—Our U.S. sales increased $389.2 million to $4,238.4 million for 2012 from $3,849.2 million for 2011. The 10% increase was due to an increase in volume related to the improved business environment, including, in particular, the upstream and midstream sectors, which were driven by activity levels in the oil and natural gas shale regions in the U.S. The acquisition of Chaparral Supply in June 2012 contributed $37.9 million to the revenue increase.

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

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $34.8 million and $27.3 million for the years ended December 31, 2012 and 2011, respectively.

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

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2012	of Revenue	2011	of Revenue
Gross profit, as reported	$ 1,013.7	18.2%	$ 708.2	14.7%
Depreciation and amortization	18.6	0.3%	17.0	0.4%
Amortization of intangibles	49.5	0.9%	50.7	1.0%
(Decrease) increase in LIFO reserve	(24.1)	(0.4%)	73.7	1.5%
Adjusted Gross Profit	$ 1,057.7	19.0%	$ 849.6	17.6%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our selling, general and administrative expenses were $606.7 million (10.9% of sales) for the year ended December 31, 2012 as compared to $513.6 million (10.6% of sales) for the year ended December 31, 2011. The increase of $93.1 million was largely due to additional personnel costs such as headcount increases, overtime and incentives directly related to the overall increase in business actives as well as the acquisition of MRC PSA, which had SG&A expenses of $34.4 million during 2012, combined with the impact of incremental expenses of approximately $5.9 million for MRC SPF which was acquired in June 2011.

Operating Income. Operating income was $407.0 million for the year ended December 31, 2012, as compared to operating income of $194.6 million for the year ended December 31, 2011, an improvement of $212.4 million.

U.S. Segment—Operating income for our U.S. segment increased to $358.3 million for 2012 from $166.5 million for 2011. The improvement of $191.8 million was driven by an  increase in sales offset by an increase in SG&A expenses as a result of an increase in additional personnel costs directly related to the overall increase in business activity.

Canadian Segment—Operating income for our Canadian segment increased to $27.2 million for 2012 from $17.4 million for 2011. The improvement of $9.8 million was driven by an increase in sales offset by an increase in SG&A expenses as a result of an increase in additional personnel costs directly related to the overall increase in business activity.

International Segment—Operating income for our International segment increased to $21.5 million for 2012 from $10.7 million in 2011. The $10.8 million improvement was driven by an improvement in sales that was largely offset by an increase in SG&A expenses that was principally the result of our March 2012 acquisition of MRC PSA.

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

Income Tax Expense. Our income tax expense was $63.7 million for the year ended December 31, 2012, as compared to $26.8 million for the year ended December 31, 2011. Our effective tax rates were 35.1% and 48.0% for the years ended December 31, 2012 and 2011, respectively. These rates generally differ from the federal statutory rate of 35% principally as a result of state income taxes and differing foreign income tax rates. The 2011 effective tax rate of 48.0% includes adjustments made in the fourth quarter of $4.0 million in deferred income tax expense required to recognize a higher rate at which we expect certain deferred taxes in the Netherlands and Canada to be realized, and an additional $3.9 million in current income tax expense related to the taxation of our foreign operations primarily caused by a geographic shift in taxable income in different jurisdictions.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Year Ended December 31,
	2012	2011
Net income	$ 118.0	$ 29.0
Income tax expense	63.7	26.8
Interest expense	112.5	136.8
Loss on early extinguishment of debt	114.0	-
Expenses associated with refinancing	1.7	9.5
Depreciation and amortization	18.6	17.0
Amortization of intangibles	49.5	50.7
(Decrease) increase in LIFO reserve	(24.1)	73.7
Change in fair value of derivative instruments	(2.2)	(7.0)
Equity-based compensation expense	8.5	8.4
Legal and consulting expenses	(1.2)	9.9
Joint venture termination	-	1.7
Pension settlement	4.4	-
Foreign currency gains	(0.8)	(0.6)
Other expense (income)	0.6	4.6
Adjusted EBITDA	$ 463.2	$ 360.5

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	December 31,	December 31,	December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$ 323.6	$ 240.1	$ (102.9)
Investing activities	(69.4)	(183.0)	(48.0)
Financing activities	(265.0)	(60.5)	140.6
Net increase (decrease) in cash and cash equivalents	$ (10.8)	$ (3.4)	$ (10.3)

Effect of foreign exchange rate on cash	$ (1.1)	$ (5.6)	$ 0.3

Operating Activities

Net cash provided by operating activities was $323.6 million in 2013, compared to net cash provided by operating activities of $240.1 million in 2012. Excluding the impact of acquisitions, working capital decreased $125.3 million in 2013 (from 2012) as compared to an increase of $49.1 million in 2012 (from 2011).  The $83.5 million increase in net cash provided by operations was a result of this reduction in working capital offset by a reduction in net income when adjusted for non-cash items such as the $114.0 million charge associated with the redemption of our senior secured notes in 2012. The decline in working capital in 2013 was the result of managing the business to meet the needs of the current business level.

Net cash provided by operating activities was $240.1 million in 2012, compared to net cash used in operating activities of $102.9 million in 2011. The net cash provided by operations was primarily the result of an increase in net income of $89.0 million due to the improved business environment in our U.S, Canada, and International segments and slower growth in working capital, including accounts receivable and inventory in particular. Excluding the impact of acquisitions, working capital grew $49.1 million in 2012 (from 2011) as compared to $194.4 million in 2011 (from 2010). The slower growth of working capital in 2012 was the result of growing the business in 2011 in preparation to meet the demand of anticipated business levels in 2012.

Investing Activities

Net cash used in investing activities was $69.4 million in 2013, compared to $183.0 million in 2012. The $113.6 million decrease in net cash used in investing activities was primarily due to the smaller acquisitions of Flow Control and Flangefitt that occurred in 2013, which required cash of $46.8 million, as compared to the 2012 acquisitions of MRC PSA, PSS and Chaparral Supply which required cash of $152.4 million. Our capital expenditures as a percentage of sales were 0.4% in 2013 and 0.5% in 2012. We believe that this level of capital expenditures is typical for our business.

Net cash used in investing activities was $183.0 million in 2012, compared to $48.0 million in 2011. The $135.0 million increase in net cash used in investing activities was primarily due to the 2012 acquisitions of MRC PSA, PSS and Chaparral Supply. Our capital expenditures as a percentage of sales were 0.5% in 2012 and 0.4% in 2011.

Financing Activities

Net cash used in financing activities was $265.0 million in 2013, compared to $60.5 million in 2012. In 2013, we used cash of $412.0 million to repay our revolving credit facility, which was offset by the $150 million increase in our Term Loan in the November 2013 re-pricing.  In 2012, we received net proceeds of $333.3 million from our initial public offering and $644 million at closing from borrowings under our $650 million Term Loan. We used $1.1 billion to redeem our outstanding senior secured notes with proceeds from borrowings under our Global ABL Facility as well as our Term Loan. In 2011, financing activities provided $140.6 million which was substantially comprised of net borrowings on our revolving credit facilities used to fund growth in working capital.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2013 and 2012, we had cash and cash equivalents of $25.2 million and $37.1 million, respectively. As of December 31, 2013 and 2012, $21.9 million and $27.9 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to permanently reinvest the cash our foreign subsidiaries hold, and there are currently no plans for the repatriation of those amounts.

Our credit facilities consist of a seven-year $793.5 million Term Loan maturing in November 2019 and a five-year $1.25 billion Global ABL Facility maturing in March 2017. The Global ABL Facility provides for borrowings of up to $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million. As of December 31, 2013, we had $776.9 million available under this Global ABL Facility, which represented approximately a $347.3 million increase in availability under similar facilities at December 31, 2012. The acquisition of Stream AS in January 2014 reduced our availability by approximately $246 million.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2013.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing in the public or private markets, based on market conditions. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. We may also seek, from time to time, depending on market conditions, to refinance certain categories of our debt, and we may seek to consummate equity offerings. Any such transaction would be subject to market conditions, compliance with all of our credit agreements, and various other factors.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2013 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2014	2015-2016	2017-2018	5 Years
Long-term debt (1)	$ 986.8	$ 7.9	$ 16.0	$ 215.5	$ 747.4
Interest payments (2)	242.4	43.7	86.1	81.4	31.2
Foreign exchange forward contracts	(4.6)	(4.6)	-	-	-
Capital leases	1.9	0.6	0.5	0.2	0.6
Operating leases	148.2	41.3	57.5	32.7	16.7
Purchase obligations (3)	508.3	508.3	-	-	-
Other long-term liabilities	14.0	-	-	-	14.0
Total	$ 1,897.0	$ 597.2	$ 160.1	$ 329.8	$ 809.9

(1)     Long-term debt is based on debt outstanding on December 31, 2013.

(2)     Interest payments are based on interest rates in effect at December 31, 2013 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $39.9 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2013. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, McJunkin Red Man Corporation, purportedly distributed. As of December 31, 2013, we are a named defendant in approximately 279 lawsuits involving approximately 930 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no material pending legal proceedings that are likely to have a material effect on our business, financial condition, results of operations or cash flows. See also “Note 15—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2013.

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

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Canada, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  Commencing in late 2005 and into early 2006, Midfield hired new employees, including individuals who left Weatherford, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump Systems Inc. (“Europump”) in 2006.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with sales of PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

Pursuant to a complaint that Weatherford filed on April 11, 2006 in the Court of Queen’s Bench of Alberta, Judicial Bench of Edmonton (Action No. 060304628), Weatherford sued Europump, three of Europump’s part suppliers, Midfield, certain current and former employees of Midfield, as well as other entities related to these parties, asserting a host of claims including breach of contract, breach of fiduciary duty, misappropriation of confidential information related to the PCPs, unlawful interference with economic relations and conspiracy.  The Company denies these allegations and contends that Midfield’s expansion and subsequent growth was the result of fair competition.

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2014.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend against them vigorously.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. To apply these principles, management must make judgments and assumptions and develop estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. The notes to our audited financial statements included elsewhere in this report describe our accounting policies. These critical accounting policies could materially affect the amounts recorded in our financial statements. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 13% of our total assets as of December 31, 2013. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.

The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value. During 2013, 2012 and 2011, no indicators of impairment existed. While we believe our assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 27% of our total assets as of December 31, 2013. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three reportable segments (U.S., Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, the second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2013, 2012 and 2011 as the estimated fair value of each of our three reporting units substantially exceeded their carrying values. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2013, 2012 and 2011, as the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

In determining the need for valuation allowances and our ability to utilize our deferred tax assets, we consider and make judgments regarding all the available positive and negative evidence, including the timing of the reversal of deferred tax liabilities, estimated future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial results of operations.  The amount of the deferred tax assets considered realizable however could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present in certain jurisdictions and additional weight may be given to subjective evidence such as our projections for growth.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2013, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2013, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $9.9 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded gains related to foreign currency contracts of $4.7 million, $0.2 million and $0.1 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of MRC Global Inc. and Subsidiaries:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
Consolidated Statements of Income for the years ended December 31, 2013 , 2012, and 2011	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 , 2012, and 2011	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 , 2012, and 2011	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2013 , 2012, and 2011	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2013 and has concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

Management’s Report on Internal Control Over Financial Reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.OTHER INFORMATION

On February 18, 2014, we entered into a new employment agreement (each an “Agreement”) with each of James E. Braun and Daniel J. Churay (each an “Executive”), which Agreement amends and restates the prior agreement between us and each Executive. Each Agreement has an initial term of one year, which will automatically be extended on February 18, 2015, and each subsequent anniversary for one additional year, unless either party gives ninety days’ written notice of non-renewal. Each Agreement provides for an annual base salary of $475,000 for Mr. Braun and $400,000 for Mr. Churay. The Executive’s base salary will be reviewed annually by the Board (or a committee of the Board) and may be adjusted upward at its discretion.

Each Executive is entitled to receive annual cash incentive compensation to be based upon individual or Company performance criteria that the Board establishes for each fiscal year, with a target annual cash incentive equal to 75% the Executive’s base salary for the relevant fiscal year. The Executive’s target annual cash incentive will be reviewed annually by the Board (or a committee of the Board) and may be adjusted upward at its discretion.

Each Agreement provides that the Executive will be eligible to receive on an annual basis long-term incentive awards in such amounts as the Board (or a committee of the Board) determines in its discretion on terms and conditions, including time and performance based vesting conditions that are generally applicable to other senior executives of the Company.

Each Agreement also provides for certain severance payments and benefits following a termination of employment under certain circumstances. Pursuant to the terms of each Agreement, if the Executive’s employment is terminated for any reason, including his voluntary resignation, the Executive is entitled to receive all accrued, but unpaid, obligations including any base salary earned but unpaid through the date of termination, any earned but unpaid annual cash incentive compensation for completed fiscal years and any unreimbursed expenses and any other unpaid accrued benefits (collectively referred to as the “Accrued Amounts”).

If the Executive’s employment is terminated other than for “Cause”, death or “Disability” or if the Executive resigns for “Good Reason”, (each of those terms as defined in each Agreement), in each case other than in connection with a Change in Control (as defined in each Agreement), the Executive is entitled to the following additional severance payments and benefits:

–	monthly payments equal to 1/12th of base salary at the rate in effect immediately prior to termination and 1/12th of target annual cash incentive compensation for 18 months following termination;

–	Company paid premiums towards continuation of medical, dental and vision benefits for 18 months; and

–	pro-rata annual cash incentive compensation for the fiscal year in which termination occurs, based on actual performance through the end of the fiscal year.

In addition, if prior to a Change in Control or after the 24-month period following a Change in Control, the Executive’s employment is terminated other than for “Cause”, death or “Disability” or if he resigns for “Good Reason”, all outstanding equity awards will continue to vest for the next 18-month period as if the Executive remained an active employee. At the end of this 18-month period, any unvested equity awards will be immediately forfeited.  These payments and the provision of benefits are generally subject to the execution of a release within 30 days of termination of employment and compliance with restrictive covenants prohibiting competition, solicitation of employees and interference with business relationships during employment and thereafter for 18 months (or 24 months if the Executive is entitled to the Change in Control benefits described below) following termination. In addition, the Executive is subject to perpetual restrictive covenants regarding confidentiality, non-disparagement and proprietary rights.

If, within 24 months following a Change in Control, the Executive’s employment its terminated other than for Cause, death or Disability or if the Executive resigns for Good Reason, the Executive is entitled to the following severance payments and benefits:

–	the Accrued Amounts;

–

payment, on the 30th day following the termination, of an amount equal to the sum of 24 months of base salary and two times the target annual cash incentive compensation in effect on the date of termination;

–	Company paid premiums towards continuation of medical, dental and vision benefits for 24 months; and

–	immediate vesting of all outstanding equity awards.

These payments and the provision of benefits are generally subject to the execution of a release within 30 days of termination of employment.

If the Executive is terminated due to the Executive’s death or Disability, the Executive (or the Executive’s estate, if applicable) is entitled to receive the following severance payments and benefits:

–	the Accrued Amounts; and

–	pro-rata annual cash incentive compensation for the fiscal year in which termination occurs, based on actual performance through the end of the fiscal year.

The Agreement does not provide any “gross-up” payments to pay state, federal or other taxes as a result of payments the Company makes to the Executive under each Agreement.

A copy of the form of Agreement is filed as Exhibit 10.5 to this Annual Report.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Proposal I—Proposal to Elect Directors” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held April 29, 2014 (“Proxy Statement”), which information is incorporated by reference herein.

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

We have adopted a Code of Ethics for Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Ethics applicable to all employees are available on our Internet website at www.mrcglobal.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas 77010. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, and persons performing similar functions on our Internet website at www.mrcglobal.com under the Investor Relations page, promptly following the date of any such amendment or waiver.

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2013,” “Grants of Plan-Based Awards in Fiscal Year 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vesting During 2013,” Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation for 2013,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options and restricted stock	4,027,568	$ 20.47	1,470,219

Equity compensation plans not approved by security holders	None	N/A	None

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy”, “Corporate Governance and Board Matters,” “Board of Directors,” “Director Independence” and “Committees of the Board” in our Proxy Statement, which information is incorporated by reference herein.

ITEM  14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the headings “Principal Accounting Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in our Proxy Statement, which information is incorporated by reference herein.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Annual Report:

1.Financial Statements.

See “Item 8—Financial Statements and Supplementary Data.”

2.Financial Statement Schedules.

All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or the notes thereto.

3.List of Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012).

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 7, 2013. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 13, 2013).

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

10.1.1

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

10.2

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

10.2.1

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

10.2.2

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

10.2.3

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

10.2.4

Refinancing Amendment and Incremental Joinder Agreement, dated as of November 19, 2013, among McJunkin Red Man Corporation, MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 20, 2013).

10.3

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc., PVF Holdings LLC and the other parties thereto. (Incorporated by reference to Exhibit 10.2.1 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.4†

Employment Agreement, dated as of May 16, 2013, by and among MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013).

10.5†*	Form of Employment Agreement by and among MRC Global Inc. and each of its executive officers.
10.6†

Amended and Restated Employment Agreement, dated as of December 5, 2011, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and James Underhill. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.6.1†

Separation Agreement and Complete Release, dated as of August 16, 2013, by and among James F. Underhill, McJunkin Red Man Corporation and MRC Global Inc.  (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended September 30, 2013, filed with the SEC on November 1, 2013).

10.6.2†

Consulting Agreement, dated as of August 16, 2013, by and between James F. Underhill and MRC Global Inc.  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended September 30, 2013, filed with the SEC on November 1, 2013).

10.7†

Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC and McJunkin Red Man Corporation. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.8†

Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

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

10.10.1†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091) filed with the SEC on September 26, 2008).

10.11†

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

10.11.2†

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

10.13.1†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.13.2†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.13.3†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement (for awards prior to 2014). (Incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.13.4†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.13.5†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for 2013 awards). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.13.6†

Form of MRC Global Inc. Restricted Stock Award Agreement (for 2013 awards). (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.13.7†*	Form of MRC Global Inc. Nonqualified Stock Option Agreement.
10.13.8†*	Form of MRC Global Inc. Restricted Stock Award Agreement.
10.13.9†*	Form of MRC Global Inc. Director Restricted Stock Award Agreement.
10.14†*	MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan.

10.15†

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

10.15.3†

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

10.15.4†

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

10.16†

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

10.16.1†

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

10.16.2†

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

10.19

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

10.20†

Form of Indemnification Agreement between MRC Global Inc. (formerly McJunkin Red Man Holding Corporation) and Executive Officers. (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on April 4, 2012).

10.21†

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
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statement of Income for the twelve month periods ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the twelve month periods ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the twelve month periods ended December 31,  2013, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ ANDREW R. LANE
Andrew R. Lane Chairman, President and Chief Executive Officer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	February 21, 2014

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2014

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 21, 2014

/S/ RHYS J. BEST Rhys J. Best	Lead Director	February 21, 2014

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 21, 2014

/S/ PETER C. BOYLAN, III Peter C. Boylan, III	Director	February 21, 2014

/S/ HENRY CORNELL Henry Cornell	Director	February 21, 2014

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 21, 2014

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 21, 2014

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 21, 2014

/S/ JOHN A. PERKINS John A. Perkins	Director	February 21, 2014

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 21, 2014

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected and corrected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (1992 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Houston, Texas

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MRC Global Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MRC Global Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2014

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

	December 31,
	2013	2012

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 25,188	$ 37,090
Accounts receivable, net	812,147	823,236
Inventories, net	971,567	970,228
Other current assets	37,091	20,020
Total current assets	1,845,993	1,850,574

Other assets	30,473	37,031

Property, plant and equipment, net	118,923	122,458

Intangible assets:
Goodwill, net	632,284	610,392
Other intangible assets, net	708,009	749,272

	$ 3,335,682	$ 3,369,727

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 550,393	$ 438,344
Accrued expenses and other current liabilities	124,925	125,599
Deferred income taxes	78,844	79,661
Current portion of long-term debt	7,935	6,500
Total current liabilities	762,097	650,104

Long-term obligations:
Long-term debt, net	978,899	1,250,089
Deferred income taxes	241,116	261,448
Other liabilities	15,302	22,164

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 101,913 and 101,563 issued and outstanding, respectively	1,019	1,016
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,644,406	1,625,900
Retained deficit	(266,735)	(418,830)
Accumulated other comprehensive loss	(40,422)	(22,164)
	1,338,268	1,185,922
	$ 3,335,682	$ 3,369,727
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2013	2012	2011

	(In thousands, except per share amounts)
Sales	$ 5,230,792	$ 5,570,858	$ 4,832,423
Cost of sales	4,276,033	4,557,115	4,124,271
Gross profit	954,759	1,013,743	708,152

Selling, general and administrative expenses	642,994	606,753	513,563
Operating income	311,765	406,990	194,589

Other (expense) income:
Interest expense	(60,685)	(112,519)	(136,844)
Loss on early extinguishment of debt	-	(113,961)	-
Expenses associated with refinancing	(5,136)	(1,685)	(9,450)
Change in fair value of derivative instruments	4,731	2,186	7,044
Other, net	(13,764)	685	429

Income before income taxes	236,911	181,696	55,768
Income tax expense	84,816	63,738	26,784
Net income	$ 152,095	$ 117,958	$ 28,984

Basic earnings per common share	$ 1.50	$ 1.22	$ 0.34
Diluted earnings per common share	$ 1.48	$ 1.22	$ 0.34
Weighted-average common shares, basic	101,712	96,465	84,417
Weighted-average common shares, diluted	102,522	96,925	84,655

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Net income	$ 152,095	$ 117,958	$ 28,984

Other comprehensive (loss) income before tax
Foreign currency translation adjustments	(20,348)	4,149	(7,616)
Pension related adjustments	130	25	635
Total other comprehensive (loss) income before tax	(20,218)	4,174	(6,981)
Income tax benefit (expense) related to components of other comprehensive income	1,960	(198)	697
Other comprehensive (loss) income, net of tax	(18,258)	3,976	(6,284)
Comprehensive income	$ 133,837	$ 121,934	$ 22,700

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 2010	84,404	$ 844	$ 1,274,560	$ (565,790)	$ (19,856)	$ 689,758
Net income	-	-	-	28,984	-	28,984
Foreign currency translation, net of tax	-	-	-	-	(6,919)	(6,919)
Pension related adjustments, net of tax	-	-	-	-	635	635
Vesting of restricted stock	23	-	1	-	-	1
Forfeited dividends on forfeited unvested restricted stock	-	-	-	15	-	15
Equity-based compensation expense	-	-	8,385	-	-	8,385
Exercise of stock options	-	-	3	-	-	3

Balance at December 31, 2011	84,427	844	1,282,949	(536,791)	(26,140)	720,862
Net income	-	-	-	117,958	-	117,958
Foreign currency translation, net of tax	-	-	-	-	3,793	3,793
Pension related adjustments, net of tax	-	-	-	-	183	183
Common stock issued in initial public offering	17,046	171	333,171	-	-	333,342
Vesting of restricted stock	22	-	-	-	-	-
Forfeited dividends on forfeited unvested restricted stock	-	-	-	3	-	3
Equity-based compensation expense	-	-	8,475	-	-	8,475
Exercise of stock options	68	1	676	-	-	677
Tax benefit on equity-based compensation	-	-	629	-	-	629

Balance at December 31, 2012	101,563	1,016	1,625,900	(418,830)	(22,164)	1,185,922
Net income	-	-	-	152,095	-	152,095
Foreign currency translation, net of tax	-	-	-	-	(18,344)	(18,344)
Pension related adjustments, net of tax	-	-	-	-	86	86
Vesting of restricted stock	135	-	-	-	-	-
Shares withheld for taxes	(48)	-	(1,512)	-	-	(1,512)
Forfeited restricted stock	-	-	(7)	-	-	(7)
Equity-based compensation expense	-	-	15,488	-	-	15,488
Exercise of stock options	263	3	3,282	-	-	3,285
Tax benefit on equity-based compensation	-	-	1,261	-	-	1,261
Other	-	-	(6)	-	-	(6)

Balance at December 31, 2013	101,913	$ 1,019	$ 1,644,406	$ (266,735)	$ (40,422)	$ 1,338,268

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Operating activities
Net income	$ 152,095	$ 117,958	$ 28,984
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	22,338	18,585	17,046
Amortization of intangibles	52,072	49,466	50,652
Equity-based compensation expense	15,488	8,475	8,385
Deferred income tax benefit	(19,823)	(20,432)	(16,362)
Amortization of debt issuance costs	5,777	8,782	10,456
Write off of debt issuance costs	2,865	1,685	9,450
Loss on early extinguishment of debt	-	113,961	-
(Decrease) increase in LIFO reserve	(20,180)	(24,140)	73,703
Change in fair value of derivative instruments	(4,731)	(2,186)	(7,044)
Provision for uncollectible accounts	(298)	2,428	433
Foreign currency losses (gains)	12,913	(766)	(604)
Other non-cash items	1,137	7,727	4,629
Changes in operating assets and liabilities:
Accounts receivable	2,069	22,399	(177,744)
Inventories	4,479	26,674	(182,173)
Income taxes payable	(7,057)	(12,593)	45,333
Other current assets	(8,738)	(681)	(35)
Accounts payable	117,320	(84,380)	36,550
Accrued expenses and other current liabilities	(4,138)	7,110	(4,556)
Net cash provided by (used in) operations	323,588	240,072	(102,897)

Investing activities
Purchases of property, plant and equipment	(22,068)	(26,189)	(18,056)
Proceeds from the disposition of property, plant and equipment	4,583	2,272	3,087
Acquisitions, net of cash acquired of $2,433, $0 and $2,036	(46,794)	(152,367)	(39,865)
Proceeds from the sale of assets held for sale	-	-	10,594
Other investment and notes receivable transactions	(5,130)	(6,755)	(3,795)
Net cash used in investing activities	(69,409)	(183,039)	(48,035)

Financing activities
Proceeds from the sale of common stock	-	333,342	-
Payments on revolving credit facilities	(2,150,188)	(2,422,136)	(2,237,449)
Proceeds from revolving credit facilities	1,738,213	2,571,835	2,387,877
Purchases and redemption of senior secured notes	-	(1,135,223)	-
Proceeds from issuance of term loan	150,000	643,500	-
Payments on long-term obligations	(6,859)	(33,081)	-
Debt issuance costs paid	(697)	(20,038)	(9,836)
Proceeds from exercise of stock options	3,285	677	3
Tax benefit on stock options	1,261	629	-
Other financing activities	(6)	3	-
Net cash (used in) provided by financing activities	(264,991)	(60,492)	140,595

Decrease in cash	(10,812)	(3,459)	(10,337)
Effect of foreign exchange rate on cash	(1,090)	(5,578)	262
Cash -- beginning of year	37,090	46,127	56,202
Cash -- end of year	$ 25,188	$ 37,090	$ 46,127
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 55,484	$ 104,846	$ 124,039
Cash paid for (received from) income taxes	$ 110,104	$ 96,526	$ (1,051)
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2013

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia and Australasia. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We believe that our most significant estimates and assumptions are related to estimated losses on accounts receivable, the last-in, first-out (“LIFO”) inventory costing methodology, estimated realizable value on excess and obsolete inventories, goodwill, intangible assets, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenues. This practice excludes certain inventories, which are held outside of the United States, approximating $264.0 million and $318.9 million at December 31, 2013 and 2012, respectively, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Allowances for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales trends. The allowance, which totaled $23.2 million and $19.0 million at December 31, 2013 and 2012, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs are reflected in other assets and totaled $19.1 million and $25.2 million, net of accumulated amortization of $5.7 million and $4.8 million, at December 31, 2013 and 2012, respectively.

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

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, we then calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, as well as valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. While we believe that these assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

We utilize foreign exchange forward contracts (exchange contracts) and options to manage our foreign exchange rate risks resulting from purchase commitments and sales orders. Changes in the fair values of our exchange contracts are based upon independent market quotes. We do not designate our exchange contracts as hedging instruments; therefore, we record our exchange contracts on the consolidated balance sheets at fair value, with the gains and losses recognized in earnings in the period of change.

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

Insurance: We are self-insured for physical damage to automobiles that we own, lease or rent,  and product warranty and recall liabilities. In addition, we maintain a nonmaterial deductible program as they relate to insurance for property, stock throughput, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and employee healthcare.  These programs have deductibles ranging from $25,000 to $1.0 million and are secured by various letters of credit totaling $6.5 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary limits.  We do not have excess coverage for physical damage to automobiles that we own, lease or rent,  and product warranty and recall liabilities.  Our accrued liabilities related to all deductibles/retentions under insurance programs (other than employee healthcare) were $7.8 million and $5.9 million as of December 31, 2013 and 2012, respectively.  In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis.  Reserves for self-insurance accrued liabilities for employee healthcare were $3.3 million and $4.0 million as of December 31, 2013 and 2012, respectively.

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

In determining the need for valuation allowances and our ability to utilize our deferred tax assets, we consider and make judgments regarding all the available positive and negative evidence, including the timing of the reversal of deferred tax liabilities, estimated future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial results of operations.  The amount of the deferred tax assets considered realizable however could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present in certain jurisdictions and additional weight may be given to subjective evidence such as our projections for growth.

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

Foreign Currency Translation and Transactions: The functional currency of our foreign operations is the applicable local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The balance sheet accounts (with the exception of stockholders’ equity) are translated using current exchange rates as of the balance sheet date. Stockholders’ equity is translated at historical exchange rates and revenue and expense accounts are translated using a weighted-average exchange rate during the year. Gains or losses resulting from foreign currency transactions are recognized in the consolidated statements of income.

Equity-Based Compensation:  Our equity-based compensation consisted and consists of (i) restricted common units and profit units of PVF Holdings LLC, our former parent, and (ii) restricted stock and nonqualified stock options of our Company. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted common units, profit units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period.

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

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $37.2 million, $34.8 million, and $27.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2013, 2012 and 2011, we did not have sales to any one customer in excess of 10% of gross sales. At those respective year-ends, no individual customer balances exceeded 10% of gross accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2013, 2012 and 2011, we did not have purchases from any one vendor in excess of 10% of our gross purchases. At those respective year-ends no individual vendor balance exceeded 10% of gross accounts payable.

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

Reclassifications: Certain immaterial amounts in the prior years’ balance sheet and statements of cash flows have been reclassified to conform to the current year’s presentation.

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

NOTE 2—ACQUISITIONS

In 2013, we completed two acquisitions for an aggregate purchase price of $46.8 million.  These acquisitions included:

"

The assets and operations of Dan H. Brown, Inc., d/b/a Flow Control Products (“Flow Control”).  Flow Control is a leading provider in pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin.

"

The assets and operations of Flangefitt Stainless Ltd.  Flangefitt, headquartered in Warrington, England, with a location in Aberdeen, Scotland, is a leading pipe, flange and fitting (PFF) distributor in the oil and gas industry in England.

The preliminary purchase price allocation of each acquisition was based on preliminary valuations. Our estimates and assumptions are subject to change upon the receipt and review of final valuations. The goodwill recognized for the acquisitions was primarily attributable to the expected profitability of the acquired businesses and synergies expected to arise after the acquisitions.  Goodwill recorded in connection with these transactions is deductible. The consideration paid for these acquisitions has been allocated as follows (in millions):

2013
Acquisitions
Net assets acquired:
Current assets, net of cash acquired	$ 18.6
Other long-term assets	1.8
Customer base intangibles	9.7
Other intangible assets	2.3
Goodwill	24.7
Current liabilities	(9.8)
Other long-term liabilities	(0.5)
Cash consideration paid	$ 46.8

In 2012, we completed three acquisitions for an aggregate purchase price of $152.4 million. These acquisitions included OneSteel Piping Systems Australia (“MRC PSA”), a PVF distributor supplying the oil and gas, mining and mineral processing industries in Australia, the assets of Chaparral Supply with support in the Mississippian Lime formation in Oklahoma and Kansas, and the assets and operations of Production Specialty Services, Inc. (“PSS”), a PVF distributor in the Permian Basin and Eagle Ford shale regions of Texas and New Mexico.

In 2011, we completed two acquisitions for an aggregate purchase price of $41.9 million. These acquisitions included Stainless Pipe and Fittings Australia Pty. Ltd. (“MRC SPF”), a distributor of stainless steel piping products, and certain assets and operations of Valve Systems and Controls (“VSC”), a Houston, Texas based company specializing in valve automation.

The impact of these transactions was not material to our financial statements in each of these respective years. Accordingly, pro forma information has not been presented.

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2013	2012	2011
Allowance for doubtful accounts
Beginning balance	$ 5,270	$ 4,815	$ 4,451
Net Charge-offs	(2,435)	(1,973)	(69)
Provision	(298)	2,428	433
Ending balance	$ 2,537	$ 5,270	$ 4,815

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $3.1 million and $3.3 million at December 31, 2013 and 2012, respectively.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in thousands):

	December 31,
	2013	2012
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 362,449	$ 387,609
Valves, fittings, flanges and all other products	763,119	752,630
	1,125,568	1,140,239
Less: Excess of average cost over LIFO cost (LIFO reserve)	(130,802)	(150,982)
Less: Other inventory reserves	(23,199)	(19,029)
	$ 971,567	$ 970,228

During 2012, our inventory quantities were reduced, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. In 2012, the effect of this LIFO decrement decreased cost of sales by approximately $1.3 million. There was no LIFO decrement in 2013.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31,
	Depreciable Life	2013	2012
Land and improvements	-	$ 16,930	$ 17,465
Building and building improvements	40 years	63,494	58,090
Machinery and equipment	3 to 10 years	137,254	130,289
Property held under capital leases	20 to 30 years	4,438	3,500
		222,116	209,344
Allowances for depreciation and amortization		(103,193)	(86,886)
		$ 118,923	$ 122,458

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	US	Canada	International	Total
Goodwill at December 31, 2010 (1)	$ 509,478	$ -	$ 39,906	$ 549,384
Acquisition of VSC	2,780	-	-	2,780
Acquisition of MRC SPF	-	-	11,565	11,565
Other	(211)	-	-	(211)
Effect of foreign currency translation	-	-	(2,248)	(2,248)

Goodwill at December 31, 2011 (1)	$ 512,047	$ -	$ 49,223	$ 561,270
Acquisition of MRC PSA	-	-	21,829	21,829
Acquisition of PSS	25,051	-	-	25,051
Adjustment of MRC SPF purchase price	-	-	1,197	1,197
Effect of foreign currency translation	-	-	1,045	1,045

Goodwill at December 31, 2012 (1)	$ 537,098	$ -	$ 73,294	$ 610,392
Acquisition of Flow Control	15,257	-	-	15,257
Acquisition of Flangefitt	-	-	9,472	9,472
Adjustment of PSS purchase price	(378)	-	-	(378)
Effect of foreign currency translation	-	-	(2,459)	(2,459)

Goodwill at December 31, 2013 (1)	$ 551,977	$ -	$ 80,307	$ 632,284

(1)Net of accumulated impairment losses of $240.9 million and $69.0 million in the U.S and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in thousands):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value
December 31, 2013
Customer base	15.8	$ 730,108	$ (291,116)	$ 438,992
Amortizable trade names	6.1	18,099	(9,268)	8,831
Indefinite lived trade names (1)	N/A	260,023	-	260,023
Noncompete agreements	3.0	244	(81)	163
	15.5	$ 1,008,474	$ (300,465)	$ 708,009

December 31, 2012
Customer base	15.8	$ 721,010	$ (242,355)	$ 478,655
Amortizable trade names	6.7	15,671	(6,577)	9,094
Indefinite lived trade names (1)	N/A	260,023	-	260,023
Noncompete agreements	3.8	2,470	(970)	1,500
	15.6	$ 999,174	$ (249,902)	$ 749,272

(1)Net of accumulated impairment losses of $76.2 million.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2014 to 2018 is currently estimated as follows (in thousands):

2014	$ 53,830
2015	53,207
2016	51,671
2017	50,023
2018	49,092

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	December 31,
	2013	2012
Senior Secured Term Loan B, net of discount of $4,457 and $6,345	$ 787,059	$ 642,030
Global ABL Facility	199,630	608,006
Other	145	6,553
	986,834	1,256,589
Less current portion	7,935	6,500
	$ 978,899	$ 1,250,089

Senior Secured Term Loan B: In November 2012, we entered into a $650 million seven-year Term Loan B (the “Term Loan”), with Bank of America N.A. as administrative agent, and other lenders from time to time parties thereto. In November 2013, we increased the principal amount of the term loan to $793.5 million and modified the interest rates to those outlined below.

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

Guarantees. The Company and all of the U.S. borrower’s current and future wholly owned material U.S. subsidiaries guaranteed the Term Loan subject to certain exceptions.

Security. The Term Loan is secured by a first lien on all of the Company’s assets and the assets of its domestic subsidiaries, subject to certain exceptions and other than the collateral securing the Global ABL Facility (which includes accounts receivable, inventory and related assets, collectively, the “ABL collateral”), and by a second lien on the ABL collateral. In addition, a pledge secures the Term Loan of all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its first tier foreign subsidiaries, subject to certain exceptions.

Interest Rates and Fees. The Company has the option to pay interest at a base rate, subject to a floor of 2.00%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 1.00%, plus an applicable margin. The applicable margin for base rate loans is 300 basis points, and the applicable margin for LIBOR loans is 400 basis points. The margin steps down by 25 basis points if the Company’s consolidated total leverage ratio (as defined under the Term Loan) is less than 2.50 to 1.00.

Voluntary Prepayment. The Company is able to voluntarily prepay the principal without penalty or premium, other than a 1% premium for re-pricing transactions that occur prior to May 19, 2014.

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).  The Company is not required to make a mandatory prepayment in 2014 related to the fiscal year 2013.

Restrictive Covenants. The Term Loan does not include any financial covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries (including the Borrower) to:

•make investments;

•  prepay certain indebtedness;

•grant liens;

•  incur additional indebtedness;

•sell assets;

•  make fundamental changes;

•enter into transactions with affiliates; and

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

Global ABL Credit Facility: In March 2012, we entered into a multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) which replaced our then existing asset-based lending credit facility, our MRC Transmark term loan and revolving credit facility and our MRC Transmark overdraft facility. The five-year Global ABL Facility is comprised of $1.25 billion of total revolving credit facilities, including $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million.

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

Each of our non-U.S. borrower subsidiaries has a separate standalone borrowing base that limits the non-U.S. subsidiary’s ability to borrow under its respective tranche, provided that the non-U.S. subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

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

In November 2012, we redeemed the remaining $861.3 million of senior secured notes.  The early redemption required the payment of a premium of $68.9 million.  When combined with the write off of unamortized deferred financing costs and write off of original issue discount, this redemption resulted in a pre-tax loss of $92.2 million.

Availability: At December 31, 2013, availability under our revolving credit facilities was $776.9 million.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2013 and 2012, including the amortization of original issue discount on the Term Loan, were as follows:

	December 31,
	2013	2012
Senior Secured Term Loan B, net of discount	5.09%	6.39%
Global ABL Facility	2.12%	2.21%

Maturities of Long-Term Debt: At December 31, 2013, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

2014	$ 7,935
2015	8,080
2016	7,935
2017	207,565
2018	7,935
Thereafter	747,384

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. In December 2013, we entered into foreign exchange forward contracts with a notional amount of $1.6 billion Norwegian Krone  ($260 million) related to the January 2014 acquisition of Stream AS.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	$ 4,603	$ -	$ 3	$ -

(1)

Included in “Accrued expenses and other current liabilities” or “other current assets” in our consolidated balance sheets. The total notional amount of our forward foreign exchange contracts was approximately $331 million and $69 million at December 31, 2013 and 2012, respectively.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Year Ended December 31,
Derivatives not designated as hedging instruments:	2013	2012	2011
Foreign exchange forward contracts	$ 4,731	$ 176	$ 71
Interest rate contracts	$ -	$ 2,010	$ 6,973

NOTE 9—INCOME TAXES

The components of our income before income taxes were (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$ 231,434	$ 156,226	$ 50,654
Foreign	5,477	25,470	5,114
	$ 236,911	$ 181,696	$ 55,768

Income taxes included in the consolidated statements of income consist of (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$ 90,063	$ 65,563	$ 32,080
State	8,058	6,569	2,878
Foreign	6,518	12,038	8,188
	104,639	84,170	43,146

Deferred:
Federal	(21,102)	(15,776)	(14,960)
State	2,818	(1,256)	(1,177)
Foreign	(1,539)	(3,400)	(225)
	(19,823)	(20,432)	(16,362)
Income tax expense	$ 84,816	$ 63,738	$ 26,784

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax expense at statutory rates	$ 82,918	$ 63,474	$ 19,518
State taxes	3,855	3,453	977
Nondeductible expenses	1,152	1,123	1,121
Effect of tax rate changes on existing temporary differences	3,074	-	3,993
Effect of foreign operations	(9,752)	(3,565)	(499)
Change in valuation allowance	7,714	(78)	522
Other	(4,145)	(669)	1,152
Income tax expense	$ 84,816	$ 63,738	$ 26,784
Effective tax rate	35.8%	35.1%	48.0%

Significant components of our current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$ 1,265	$ 2,046
Accruals and reserves	16,603	12,617
Net operating loss and tax credit carryforwards	13,423	5,453
Other	1,270	1,504
Subtotal	32,561	21,620
Valuation allowance	(14,155)	(2,059)
Total	18,406	19,561

Deferred tax liabilities:
Accounts receivable	-	(4,550)
Inventory valuation	(81,208)	(79,575)
Property, plant and equipment	(8,538)	(11,210)
Intangible assets	(236,832)	(252,976)
Debt	(5,798)	(5,745)
Other	(177)	(11)
Total	(332,553)	(354,067)
Net deferred tax liability	$ (314,147)	$ (334,506)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In the United States, we had approximately $101.6 million of state net operating loss carryforwards as of December 31, 2013, which will expire in future years through 2033 and foreign tax credit carryforwards of $4.4 million expiring in 2022. In certain non-U.S. jurisdictions, we had $34.6 million of net operating loss carryforwards, of which $30.6 million have no expiration and $4.0 million will expire in future years through 2022.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $192.9 million and $189.4 million as of December 31, 2013 and 2012, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2009 and the statute of limitations at our international locations is generally six to seven years.

At December 31, 2013 and 2012, our unrecognized tax benefits were immaterial to our consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares and set the terms of the shares of preferred stock. As of December 31, 2013 and 2012, there were no shares of preferred stock issued or outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2013	2012
Currency translation adjustments	$ (40,173)	$ (21,829)
Pension related adjustments	(249)	(335)
Accumulated other comprehensive loss	$ (40,422)	$ (22,164)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Year Ended December 31,
	2013	2012	2011
Net income	$ 152,095	$ 117,958	$ 28,984

Average basic shares outstanding	101,712	96,465	84,417
Effect of dilutive securities	810	460	238
Average diluted shares outstanding	102,522	96,925	84,655

Net income per share:
Basic	$ 1.50	$ 1.22	$ 0.34
Diluted	$ 1.48	$ 1.22	$ 0.34

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, our anti-dilutive stock options approximated 0.5 million, 2.1 million and 2.3 million, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.    During 2013, 262,586 stock options were exercised and no stock options were granted under this plan.

Under the terms of our 2007 Restricted Stock Plan, up to 500,000 shares of restricted stock could have been granted at the direction of the Board of Directors and vesting generally occurred in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. Fair value was based on the fair market value of our stock on the date of issuance. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

Under the terms of the 2007 Stock Option and Restricted Stock Plans, all previously granted stock options and restricted stock were to vest when funds affiliated with Goldman, Sachs & Co. ceased to own more than 5,141,547 shares of our common stock. Upon completion of the November 2013 sale of our common stock by Goldman, Sachs & Co.,  852,939 stock options and 134,211 shares of restricted stock vested triggering the accelerated recognition of $5.2 million of equity-based compensation expense.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In 2013, 726,746 stock options and 99,163 shares of restricted stock were granted to executive management, members of our Board of Directors and employees under this plan.  To date, 1,890,670 shares have been granted under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(years)	(thousands)
Stock Options
Balance at December 31, 2012	3,758,758	$ 18.05	7.4	$ 36,585
Granted	726,746	29.53
Exercised	(262,586)	12.50
Forfeited	(286,257)	22.62
Expired	(2,576)	12.52
Balance at December 31, 2013	3,934,085	$ 20.47	7.0	$ 46,144

At December 31, 2013
Options outstanding, vested and exercisable	2,397,955	$ 17.75	5.8	$ 34,772
Options outstanding, vested and expected to vest	3,883,434	$ 20.40	6.9	$ 45,798

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock
Nonvested at December 31, 2012	134,211	$ 15.65
Granted	99,163	29.52
Vested	(135,179)	15.76
Forfeited	(4,712)	29.87
Nonvested at December 31, 2013	93,483	$ 29.48

The following table summarizes award activity under our stock option and restricted stock plans:

	Year Ended December 31,
	2013	2012	2011
Stock Options
Weighted-average, grant-date fair value of awards granted	$ 12.10	$ 6.52	$ 3.46
Total intrinsic value of stock options exercised	4,717,693	1,089,830	1,715
Total fair value of stock options vested	6,352,967	1,370,130	1,833,836

	Year Ended December 31,
	2013	2012	2011
Restricted Stock
Weighted-average, grant-date fair value of awards granted	$ 29.48	$ 15.65	$ 14.36
Total fair value of restricted stock vested	4,173,834	484,141	378,670

Stock Options

Following are the weighted-average assumptions used to estimate the fair values of our stock options:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.86%	0.90%	1.32%
Dividend yield (1)	0.00%	0.00%	0.00%
Expected volatility	40.96%	41.87%	46.05%
Expected life (in years)	6.2	6.6	5.0

(1)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Equity-based compensation expense:
Stock options	$ 13,329	$ 7,533	$ 6,707
Restricted stock	2,159	481	412
Restricted common units	-	-	(1)
Profit units	-	461	1,267
Total equity-based compensation expense	$ 15,488	$ 8,475	$ 8,385
Income tax benefits related to equity-based compensation	$ 5,743	$ 3,114	$ 3,081

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2013
Unrecognized equity-based compensation expense:
Stock options	2.9	$ 10,168
Restricted stock	3.5	1,950
Total unrecognized equity-based compensation expense		$ 12,118

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S., Canada, the United Kingdom, Australia, France, Belgium, the Netherlands, and New Zealand. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 10% of eligible compensation.

Our provisions for the expense under defined contribution plans were $10.5 million, $9.0 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Employee Benefit Plan:  We maintain a defined benefit pension plan for 13 current and former employees of our Belgian subsidiary.  The unfunded liability associated with this plan was $0.5 million and $0.7 million as of December 31, 2013 and 2012, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

Europump Systems Inc.

Certain MRC Canada ULC employees, who are shareholders of the Company, served as executive officers of Europump Systems Inc. (“Europump”). Europump is engaged in the business of selling, servicing and renting industrial pumps. During the years ended December 31, 2013, 2012 and 2011, our purchases from Europump approximated $42.3 million, $39.3 million and $42.0 million, respectively. At December 31, 2013 and 2012, we had payables to Europump of approximately $0 and $4.9 million, respectively. During the years ended December 31, 2013, 2012 and 2011, our sales to Europump approximated $2.1 million, $1.2 million and $2.5 million, respectively. At December 31, 2013 and 2012, we had receivables of approximately $0.8 million and $0.2 million from Europump, respectively. We also agreed to make certain profit sharing payments to the Europump shareholders in respect of certain oilfield supply and service stores located in Western Canada. For the years ended December 31, 2013, 2012 and 2011, the expense we recognized for the aggregate profit participation for Europump was approximately $6.2 million, $7.9 million and $5.8 million, respectively.

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

Rent expense attributable to related parties was $2.0 million, $4.3 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $2.0 million, $1.4 million, $1.5 million, $1.4 million and $1.4 million for the years 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

Cypress Energy Partners

One of our directors is the chairman, chief executive officer and president of one of our customers, Cypress Energy Partners, LP.  During 2013, we received revenue of $0.4 million from Cypress Energy Partners, LP.  Each sale was made on an arm’s-length basis at market pricing.

The Goldman Sachs Funds

Up to and until November 13, 2013, certain affiliates of The Goldman Sachs Group, Inc., including GS Capital Partners V Fund, L.P., GS Capital Partners VI Fund, L.P. and related entities, or the Goldman Sachs Funds, were the majority owners of PVF Holdings, our largest stockholder.  In March 2013, Goldman Sachs & Co. was the co-lead bookrunner on our secondary offering.  In 2012, Goldman Sachs Credit Partners L.P. (“GSCP”), an affiliate of the Goldman Sachs Funds, was a co-lead arranger and joint bookrunner under our Global ABL Facility and our Term Loan as well as the syndication agent under those facilities. In addition, Goldman Sachs Lending Partners L.L.C. is a participant in our Global ABL Credit Facility. Goldman, Sachs & Co. was the co-lead bookrunner on our initial public offering and our November 2012 secondary offering.

 Payments made to affiliates of the Goldman Sachs Funds in connection with these transactions were $10.9 million, $13.2 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Affiliates of the Goldman Sachs Funds

From time to time, we sell products to affiliates of the Goldman Sachs Funds. The total revenues from these affiliates were $33.7 million, $23.1 million, and $12.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The total receivables due from these affiliates were $7.0 million and $5.0 million as of December 31, 2013 and 2012, respectively.

In 2012, we engaged an affiliate of the Goldman Sachs Funds to provide services for treasury, accounts receivables collection software and disaster recovery systems and paid them approximately $0.6 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Sales
U.S.	$ 3,967.6	$ 4,238.4	$ 3,849.2
Canada	709.4	765.2	653.6
International	553.8	567.2	329.6
Consolidated sales	$ 5,230.8	$ 5,570.8	$ 4,832.4

Depreciation and amortization
U.S.	$ 13.6	$ 11.2	$ 11.6
Canada	2.0	2.1	2.5
International	6.7	5.3	2.9
Total depreciation and amortization expense	$ 22.3	$ 18.6	$ 17.0

Amortization of intangibles
U.S.	$ 42.4	$ 40.0	$ 40.1
Canada	2.4	2.5	4.5
International	7.3	7.0	6.1
Total amortization of intangibles expense	$ 52.1	$ 49.5	$ 50.7

Operating income
U.S.	$ 280.1	$ 358.3	$ 166.5
Canada	20.9	27.2	17.4
International	10.8	21.5	10.7
Total operating income	311.8	407.0	194.6

Interest expense	60.7	112.5	136.8
Loss on early extinguishment of debt	-	114.0	-
Other (income) expense	14.2	(1.2)	2.0
Income before income taxes	$ 236.9	$ 181.7	$ 55.8

	December 31,
	2013	2012
Total assets
United States	$ 2,732.3	$ 2,732.4
Canada	204.7	249.1
International	398.7	388.2
Total assets	$ 3,335.7	$ 3,369.7

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2013	2012
Fixed assets
United States	57%	56%
Canada	24%	24%
International	19%	20%
Total fixed assets	100%	100%

Our net sales by product line are as follows (in thousands):

	Year Ended December 31,
Type	2013		2012		2011
Energy carbon steel tubular products:
Line pipe	$ 1,061,881	20%	$ 1,158,512	21%	$ 1,033,976	21%
Oil country tubular goods (OCTG)	463,656	9%	715,108	13%	809,163	17%
	$ 1,525,537	29%	$ 1,873,620	34%	$ 1,843,139	38%

Valves, fittings, flanges and other products:
Valves and specialty products	$ 1,440,431	28%	$ 1,431,888	26%	$ 1,143,234	24%
Carbon steel fittings and flanges and stainless steel
and alloy pipe and fittings	1,135,818	22%	1,175,276	21%	870,581	18%
Other	1,129,006	21%	1,090,074	19%	975,469	20%
	$ 3,705,255	71%	$ 3,697,238	66%	$ 2,989,284	62%

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

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:	$ 4,603	$ -	$ 4,603	$ -
Liabilities:	-	-	-	-

December 31, 2012
Assets:	$ 3	$ -	$ 3	-
Liabilities:	-	-	-	-

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $0.987 billion and $1.257 billion at December 31, 2013 and 2012, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2013 and 2012, respectively. The fair value of our debt was $0.997 billion and $1.261 billion at December 31, 2013 and 2012, respectively. The carrying values of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2021. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed and projected based on current rates. Leases with specified escalation steps are expensed and projected based on the rate in effect in the respective period which is not materially different than the straight-line method. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $53.3 million, $48.3 million and $40.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$ 41,328	$ 628
2015	33,268	297
2016	24,208	158
2017	18,448	117
2018	14,244	131
Thereafter	16,686	568
	$ 148,182	$ 1,899

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, McJunkin Red Man Corporation, purportedly distributed. As of December 31, 2013, we are a named defendant in approximately 279 lawsuits involving approximately 930 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

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

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In our opinion, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Canada, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  Commencing in late 2005 and into early 2006, Midfield hired new employees, including individuals who left Weatherford, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump Systems Inc. (“Europump”) in 2006.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with sales of PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

Pursuant to a complaint that Weatherford filed on April 11, 2006 in the Court of Queen’s Bench of Alberta, Judicial Bench of Edmonton (Action No. 060304628), Weatherford sued Europump, three of Europump’s part suppliers, Midfield, certain current and former employees of Midfield, as well as other entities related to these parties, asserting a host of claims including breach of contract, breach of fiduciary duty, misappropriation of confidential information related to the PCPs, unlawful interference with economic relations and conspiracy.  The Company denies these allegations and contends that Midfield’s expansion and subsequent growth was the result of fair competition.

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2014.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend against them vigorously.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2013 approximated $33.2 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2013 was approximately $6.7 million.

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

NOTE 16—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2013
Revenues	$ 1,305.1	$ 1,267.8	$ 1,313.7	$ 1,344.2	$ 5,230.8
Gross profit	246.6	243.9	238.3	226.0	954.8
Net income (1)	46.2	43.9	38.8	23.3	152.1
EPS:
Basic (1)	$ 0.45	$ 0.43	$ 0.38	$ 0.23	$ 1.50
Diluted (1)	$ 0.45	$ 0.43	$ 0.38	$ 0.23	$ 1.48

2012
Revenues	$ 1,382.6	$ 1,430.4	$ 1,451.1	$ 1,306.7	$ 5,570.8
Gross profit	236.6	241.7	277.2	258.3	1,013.7
Net income (loss) (1)	37.5	31.3	55.5	(6.4)	118.0
EPS:
Basic (1)	$ 0.44	$ 0.32	$ 0.55	$ (0.06)	$ 1.22
Diluted (1)	$ 0.44	$ 0.32	$ 0.54	$ (0.06)	$ 1.22

 _______________

(1)Net income and EPS do not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.

NOTE 17—SUBSEQUENT EVENTS

In January 2014, we terminated a profit sharing agreement with respect to certain oilfield supply and service stores in western Canada. This profit sharing agreement required us to make annual profit sharing payments to Europump related to PVF sales in the heavy oil region of Canada.  In conjunction with the termination of this agreement, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump, our primary supplier of PCP pumps.  We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets. We expect the impact of this divestiture to be a reduction in sales of approximately $82 million in 2014; however, through the elimination of costs associated with the business, including the profit sharing payments to Europump, we expect the impact of the sale will have a modestly accretive impact on profitability going forward.  However, we do anticipate a first quarter 2014 pre-tax charge of approximately $7 million ($4.6 million after-tax) associated with the termination of the profit sharing agreement.

In January 2014, we completed the $260 million acquisition of Stream AS.  Headquartered in Norway, Stream is the leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf.  The purchase price was funded with existing availability under our Global ABL Facility as well as cash on hand.