Form 10-Q
period 2014-03-31
MRC GLOBAL INC.
filed 2014-05-02
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 001-35479

MRC GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Houston Center, 909 Fannin Street, Suite 3100 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574
(Registrant’s Telephone Number, including Area Code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X  ]      Accelerated filer  [   ] Non-accelerated filer  [    ]        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 101,949,282 shares of the registrant’s common stock  (excluding 234,362 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 25, 2014.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	March 31,	December 31,
	2014	2013

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 30,140	$ 25,188
Accounts receivable, net	904,838	812,147
Inventories, net	1,053,594	971,567
Other current assets	36,895	37,091
Total current assets	2,025,467	1,845,993

Other assets	27,568	30,473

Property, plant and equipment, net	120,650	118,923

Intangible assets:
Goodwill, net	779,513	632,284
Other intangible assets, net	767,122	708,009

	$ 3,720,320	$ 3,335,682

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 535,842	$ 550,393
Accrued expenses and other current liabilities	150,118	124,925
Deferred income taxes	77,686	78,844
Current portion of long-term debt	7,935	7,935
Total current liabilities	771,581	762,097

Long-term obligations:
Long-term debt, net	1,306,292	978,899
Deferred income taxes	256,566	241,116
Other liabilities	19,750	15,302

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 101,944 and 101,913 issued and outstanding, respectively	1,019	1,019
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,646,421	1,644,406
Retained deficit	(243,215)	(266,735)
Accumulated other comprehensive loss	(38,094)	(40,422)
	1,366,131	1,338,268
	$ 3,720,320	$ 3,335,682
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2014	2013

	(In thousands, except per share amounts)
Sales	$ 1,305,679	$ 1,305,100
Cost of sales	1,073,547	1,058,529
Gross profit	232,132	246,571

Selling, general and administrative expenses	171,389	160,757
Operating income	60,743	85,814

Other income (expense):
Interest expense	(15,148)	(15,302)
Change in fair value of derivative instruments	(3,563)	567
Other, net	(5,310)	116
Income before income taxes	36,722	71,195
Income tax expense	13,202	25,012
Net income	$ 23,520	$ 46,183

Basic earnings per common share	$ 0.23	$ 0.45
Diluted earnings per common share	$ 0.23	$ 0.45
Weighted-average common shares, basic	101,924	101,609
Weighted-average common shares, diluted	102,738	102,426

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2014	2013

	(In thousands)
Net income	$ 23,520	$ 46,183

Other comprehensive income (loss) before tax -
Foreign currency translation adjustments	2,352	(5,473)
Income tax (expense) benefit related to components of other comprehensive income	(24)	407
Total other comprehensive income (loss), net of tax	2,328	(5,066)
Comprehensive income	$ 25,848	$ 41,117

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2014	2013

Operating activities	(In thousands)
Net income	$ 23,520	$ 46,183
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	5,177	5,392
Amortization of intangibles	15,730	13,243
Equity-based compensation expense	1,808	1,920
Deferred income tax benefit	(6,809)	(4,017)
Amortization of debt issuance costs	1,352	1,446
Increase (decrease) in LIFO reserve	1,315	(3,072)
Change in fair value of derivative instruments	3,563	(567)
Provision for uncollectible accounts	244	(907)
Foreign currency gains	(1,636)	(184)
Other non-cash items	783	572
Changes in operating assets and liabilities:
Accounts receivable	(39,335)	11,937
Inventories	(46,141)	12,581
Income taxes payable	22,013	25,198
Other current assets	4,934	(6,987)
Accounts payable	(45,696)	83,484
Accrued expenses and other current liabilities	(15,140)	(11,815)
Net cash (used in) provided by operations	(74,318)	174,407

Investing activities
Purchases of property, plant and equipment	(1,957)	(4,890)
Proceeds from the disposition of property, plant and equipment	551	52
Acquisitions, net of cash acquired	(247,201)	-
Other investment and notes receivable transactions	(734)	295
Net cash used in investing activities	(249,341)	(4,543)

Financing activities
Payments on revolving credit facilities	(451,808)	(544,460)
Proceeds from revolving credit facilities	781,114	365,167
Payments on long-term obligations	(1,984)	(1,625)
Debt issuance costs paid	(90)	(173)
Proceeds from exercise of stock options	329	1,459
Tax (expense) benefit on stock options	(9)	451
Net cash provided by (used in) financing activities	327,552	(179,181)

Increase (decrease) in cash	3,893	(9,317)
Effect of foreign exchange rate on cash	1,059	(352)
Cash -- beginning of period	25,188	37,090
Cash -- end of period	$ 30,140	$ 27,421

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13,509	$ 13,648
Cash (received) paid for income taxes	$ (2,044)	$ 3,219
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia and the Middle East. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2014.  We have derived our condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated financial statements for the year ended December 31, 2013.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – TRANSACTIONS

In January 2014, we completed the acquisition of Stream AS.  Headquartered in Norway, Stream AS (now known as MRC Global Norway) is the leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf. The purchase price for this acquisition was $260 million including the assumption of certain tax obligations and pension liabilities.  Because we recently consummated this transaction, we have not yet finalized the determination of the fair values of certain tangible and intangible assets acquired and liabilities assumed.   The amounts currently recorded are based on estimates and are subject to change once the valuation procedures have been completed.

In January 2014, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump Systems, Inc., our primary supplier of PCP pumps. We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets.  We recorded a pre-tax charge of $6.2 million associated with the termination of a related profit sharing agreement during the first quarter of 2014.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 427,421	$ 362,449
Valves, fittings, flanges and all other products	782,010	763,119
	1,209,431	1,125,568
Less: Excess of average cost over LIFO cost (LIFO reserve)	(132,117)	(130,802)
Less: Other inventory reserves	(23,720)	(23,199)
	$ 1,053,594	$ 971,567

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Senior Secured Term Loan B, net of discount of $4,266 and $4,457	$ 785,266	$ 787,059
Global ABL Facility	528,849	199,630
Other	112	145
	1,314,227	986,834
Less current portion	7,935	7,935
	$ 1,306,292	$ 978,899

Senior Secured Term Loan B:  We have a $793.5 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $793.5 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  This facility is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on those assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of our other assets and those of our U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 4.84% and 5.09% as of March 31, 2014 and December 31, 2013, respectively.

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

MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets.

The interest rate for the Global ABL Facility was 2.24% and 2.12% as of March 31, 2014 and December 31, 2013, respectively.    Availability under our Global ABL Facility was $406 million as of March 31, 2014.

In conjunction with the acquisition of Stream AS, we assumed a credit facility, denominated in Norwegian Krone, comprised of sub-facilities for revolving credit of $28 million, guarantees of  $33  million and foreign exchange of $2 million.  Shortly after the acquisition closed, the revolving credit and guarantee facilities were reduced to $12 million and $25 million, respectively.  Subsequent to March 31, 2014, this facility was renewed for an additional twelve month period with a reduced $7 million revolving credit line and increased guarantee sub-facility of $30 million.  The foreign exchange sub-facility remained unchanged at $2 million.  This facility is secured by a standby letter of credit drawn against our Global ABL Facility and has no financial maintenance covenants.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan.  Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In February 2014,  421,405 stock options and 157,800 shares of restricted stock were granted to employees. To date, 2,469,875 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	March 31,	December 31,
	2014	2013

Currency translation adjustments	$ (37,845)	$ (40,173)
Pension related adjustments	(249)	(249)
Accumulated other comprehensive loss	$ (38,094)	$ (40,422)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2014	2013

Net income	$ 23,520	$ 46,183

Average basic shares outstanding	101,924	101,609
Effect of dilutive securities	814	817
Average diluted shares outstanding	102,738	102,426

Net income per share:
Basic	$ 0.23	$ 0.45
Diluted	$ 0.23	$ 0.45

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three months ended March 31, 2014 and 2013, we had approximately 1.1 million and 0.6  million anti-dilutive stock options, respectively.  There was no anti-dilutive restricted stock for the three months ended March 31, 2014 and 2013.

NOTE 6 – SEGMENT INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada, principally Europe, Asia,  Australasia and the Middle East. These segments represent our business of selling PVF and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors.

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Sales
U.S.	$ 948.0	$ 965.6
Canada	166.2	204.5
International	191.5	135.0
Consolidated sales	$ 1,305.7	$ 1,305.1

Operating income
U.S.	$ 54.1	$ 74.2
Canada	7.2	8.2
International	(0.6)	3.4
Consolidated operating income	60.7	85.8

Interest expense	(15.1)	(15.3)
Other, net	(8.9)	0.7
Income before income taxes	$ 36.7	$ 71.2

	March 31,	December 31,
	2014	2013
Total assets
U.S.	$ 3,001.7	$ 2,732.3
Canada	187.6	204.7
International	531.0	398.7
Total assets	$ 3,720.3	$ 3,335.7

Our sales by product line are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
Type	2014	2013
Energy carbon steel tubular products:
Line pipe	$ 207,238	$ 261,625
Oil country tubular goods (OCTG)	130,219	126,115
	$ 337,457	$ 387,740

Valves, fittings, flanges and other products:
Valves and specialty products	$ 429,223	$ 362,718
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	290,340	289,767
Other	248,659	264,875
	$ 968,222	$ 917,360

NOTE 7 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of March 31, 2014, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $80 million and $331 million at March 31, 2014 and December 31, 2013, respectively.  We had approximately $0.7 million  recorded as liaiblities and $4.6 million recorded as assets on our consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.314 billion and $0.987 billion at March 31, 2014 and December 31, 2013, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.326 billion and $0.997 billion at March 31, 2014 and December 31, 2013, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our McJunkin Red Man corporation subsidiary purportedly distributed.  As of

March 31, 2014, we are named a defendant in approximately 312  lawsuits involving approximately 958 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

Other Legal Claims and Proceedings.    From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

Product Claims.    From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As used in this Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to the “Company”, “MRC Global”,“MRC”, “we”, “our” or “us” refer to MRC Global Inc. and its consolidated subsidiaries.  All references throughout this section (and elsewhere in this report) to amounts available for borrowing under various credit facilities refer to amounts actually available for borrowing after giving effect to any borrowing base limitations that the facility imposes.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•decreases in oil and natural gas prices;

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

•the dependence on our subsidiaries for cash to meet our obligations

•our significant indebtedness;

•changes in our credit profile;

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

•risks associated with international instability and geopolitical developments;

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographical segments, consisting of our U.S., Canadian and our International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia,  Australasia and the Middle East. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first three months of 2014, the average oil price of West Texas Intermediate (“WTI”) increased to $98.68 from $94.42 per barrel in the first three months of 2013.  U.S drilling activity remained relatively flat during the first three months of 2014 as compared to the same period of 2013. Natural gas prices increased to an average price of $5.18/Mcf (Henry Hub) for the first three months of 2014 compared to $3.47/Mcf (Henry Hub) for the first  three months of 2013. At March 31, 2014, the natural gas price was $4.48/Mcf (Henry Hub).  Rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 80% of the total U.S. rig count during the first three months of 2014 compared to 75% for the same time period in 2013.

Our sales in the first quarter of 2014 were largely in line with our expectations.  We experienced a 3% decline in sales sequentially from the fourth quarter of 2013.  This was attributable to lower line pipe pricing and reduced customer capital spending including the impact of inclement weather in our Eastern region.  However, we were encouraged by an increase in activity we saw in the month of March 2014.

Internationally, we completed the $260 million acquisition of Stream AS (“Stream”) in January 2014.    Headquartered in Norway, Stream (now known as MRC Global Norway) is the leading PVF distributor and provider of flow control products, solutions and services to the offshore and oil and gas industry on the Norwegian Continental Shelf (“NCS”), the world’s largest offshore sector.  The Stream acquisition provides a platform for growth in offshore applications where our major customers have been very active.  Elsewhere within our International business, our European operations continue to perform well; however, challenging economic conditions in Australia persist and have had a significant impact on our profitability in the region.

In January 2014, we terminated a profit sharing agreement with respect to certain oilfield supply and service stores in western Canada.  This profit sharing agreement required us to make annual profit sharing payments to Europump Systems, Inc. (“Europump”) related to PVF sales in the heavy oil region of Canada.  In conjunction with the termination of this agreement, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump, our primary supplier of PCP pumps. We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets.  We expect the impact of this divestiture to be a reduction in sales of approximately $82 million in 2014, including $23 million in the first quarter; however, through the elimination of costs associated with the business, including the profit sharing payments to Europump, we expect the impact of the sale will have a modestly accretive impact on profitability going forward.  We recorded a pre-tax charge of $6.2 million, or $5.0 million after tax, associated with the termination of the profit sharing agreement during the first quarter of 2014.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At March 31, 2014, total backlog was $1.031 billion, including $625 million in our U.S. segment, $88 million in our Canadian segment and $318 million in our International segment.  At December 31, 2013, total backlog was $758 million, including $470 million in our U.S segment, $90 million in our Canadian segment and $198 million in our International segment. At March 31, 2013, total backlog was $688 million, including $456 million in our U.S. segment, $69 million in our Canadian segment and $163 million in our International segment.  The increase in U.S. backlog is being driven by project activity that we expect to be delivered in late 2014 and 2015.  Approximately $96 million of the increase in our International backlog is acquisition related.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

During the second quarter of 2014, we have undertaken a voluntary early retirement program and have eliminated a number of additional positions as part of an ongoing effort to manage operating costs.  As a result of actions taken to date, we have reduced headcount by 60 people and anticipate annual savings of approximately $8 million per year going forward.  However, we expect to incur a pre-tax charge of approximately $4 million in the second quarter related to severance and incentive components of these initiatives.  We continue to look for opportunities to generate efficiencies and reduce our operating cost structure.

The following table shows key industry indicators for three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Average Rig Count (1):
United States	1,779	1,758
Canada	525	554
International	1,337	1,274
Total	3,641	3,586

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 98.68	$ 94.42
Brent crude oil (per barrel)	$ 108.14	$ 112.68
Natural gas ($/Mcf)	$ 5.18	$ 3.47

Well Counts (1)	8,853	8,534
Average Monthly U.S. Well Permits (3)	6,257	5,826
3:2:1 Crack Spread (4)	$ 21.61	$ 32.56
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The breakdown of our sales by sector for the three months ended March 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended
	March 31, 2014		March 31, 2013
Upstream	$ 634.8	49%	$ 578.4	44%
Midstream	307.4	23%	345.6	27%
Downstream and other industrials	363.5	28%	381.1	29%
	$ 1,305.7	100%	$ 1,305.1	100%

For the three months ended March 31, 2014 and 2013, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 948.0	$ 965.6	$ (17.6)	(1.8%)
Canada	166.2	204.5	(38.3)	(18.7%)
International	191.5	135.0	56.5	41.9%
Consolidated	$ 1,305.7	$ 1,305.1	$ 0.6	0.0%

Operating income:
U.S.	$ 54.1	$ 74.2	$ (20.1)	(27.1%)
Canada	7.2	8.2	(1.0)	(12.2%)
International	(0.6)	3.4	(4.0)	N/M
Consolidated	60.7	85.8	(25.1)	(29.3%)

Interest expense	(15.1)	(15.3)	0.2	(1.3%)
Other (expense) income	(8.9)	0.7	(9.6)	N/M
Income tax expense	(13.2)	(25.0)	11.8	(47.2%)
Net income	$ 23.5	$ 46.2	$ (22.7)	(49.1%)

Adjusted Gross Profit (1)	$ 254.3	$ 262.1	$ (7.8)	(3.0%)
Adjusted EBITDA (1)	$ 84.0	$ 103.9	$ (19.9)	(19.2%)

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 17-19 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,305.7 million for the three months ended March 31, 2014 as compared to $1,305.1 million for the three months ended March 31, 2013.

U.S. Segment—Our U.S. sales decreased to $948.0 million for the three months ended March 31, 2014 from $965.6 million for the three months ended March 31, 2013. This $17.6 million, or 1.8%, decrease reflected a $46 million decrease in our line pipe product line as a result of lower line pipe pricing and reduced customer capital spending including the impact of the inclement weather in our Eastern region in the first quarter of 2014.  This decline was offset by an increase in our other product lines as well as $5.6 million of sales related to our July 2013 acquisition of Flow Control Products (“Flow Control”).

Canadian Segment—Our Canadian sales decreased to $166.2 million for the three months ended March 31, 2014 from $204.5 million for the three months ended March 31, 2013.  Approximately $23 million of the $38.3 million, or 18.7% decrease, was related to the divestiture our Canadian PCP business.  The remaining decrease was a result of a decline in the Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $191.5 million for the three months ended March 31, 2014 from $135.0 million for the same period in 2012. The increase was primarily the result of the acquisitions of Stream and Flangefitt Stainless Ltd. (“Flangefitt”) which added $64.3 million in revenue for the first quarter of 2014.  Organically, excluding the decline in the Australian dollar compared to the U.S. dollar, International sales remained relatively flat when comparing first quarter of 2014 to first quarter of 2013.

Gross Profit.    Our gross profit was $232.1 million  (17.8% of sales) for the three months ended March 31, 2014 as compared to $246.6 million (18.9% of sales) for the three months ended March 31, 2013. The 110 basis point decline in gross profit percentage reflected the impact of deflation on our line pipe product group as well as our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $1.3 million for the three months ended March 31, 2014 compared to a reduction in cost of sales of $3.1 million during the same period of 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $11.5 million and $9.5 million for the three months ended March 31, 2014 and 2013, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $254.3 million (19.5% of sales) for the three months ended March 31, 2014 from $262.1 million  (20.1% of sales) for the three months ended March 31, 2013,  a decrease of $7.8 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. In particular, we believe that Adjusted Gross Profit is a useful indicator of our operating performance because Adjusted Gross Profit measures our operating performance without regard to acquisition transaction-related amortization expenses. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2014	of Revenue	2013	of Revenue
Gross profit, as reported	$ 232.1	17.8%	$ 246.6	18.9%
Depreciation and amortization	5.2	0.4%	5.4	0.4%
Amortization of intangibles	15.7	1.2%	13.2	1.0%
Increase (decrease) in LIFO reserve	1.3	0.1%	(3.1)	(0.2%)
Adjusted Gross Profit	$ 254.3	19.5%	$ 262.1	20.1%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our selling, general and administrative expenses were $171.4 million for the three months ended March 31, 2014 as compared to $160.8 million for the three months ended March 31, 2013.  SG&A increased $18.0 million related to our acquistions of Flow Control, Flangefitt, and Stream.  Excluding these acquisitions, SG&A declined $7.4 million in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the divestiture our Canadian PCP business.

Operating Income.    Operating income was $60.7 million for the three months ended March 31, 2014, as compared to $85.8 million for the three months ended March 31, 2013, a decrease of $25.1 million.

U.S. Segment—Operating income for our U.S. segment decreased to $54.1 million for the three months ended March 31, 2014 from $74.2 million for the three months ended March 31, 2013.  This decline in operating income was a result of the decline in both sales and gross profit as described above.

Canadian Segment—Operating income for our Canadian segment decreased to $7.2 million for the three months ended March 31, 2014 from $8.2 million for the three months ended March 31, 2013.  The decrease of $1.0 million was the result of lower sales levels, particularly due to the disposition of our PCP business.

International Segment—Operating income for our International segment decreased to $(0.6) million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013.  The decrease of $4.0 million was the result of the reduced sales and lack of profitability in our Australian business.

Interest Expense.    Our interest expense was $15.1 million for the three months ended March 31, 2014 as compared to $15.3 million for the three months ended March 31, 2013.  This represented a modest decline of $0.2 million resulting from lower interest rates offset by higher average debt levels.

Other expense, net. Our other expense was $8.9 million for the three months ended March 31, 2014 compared to income of $0.7 million for the three months ended March 31, 2013.  The current quarter expenses included a $6.2 million charge related to the sale of our Canadian PCP business.

Income Tax Expense.    Our income tax expense was $13.2 million for the three months ended March 31, 2014 as compared to $25.0 million for the three months ended March 31, 2013.  Our effective tax rates were 36.0% and 35.1% for the three months ended March 31, 2014 and 2013, respectively. Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $23.5 million for the three months ended March 31, 2014 as compared to $46.2 million for the three months ended March 31, 2013,  a decline of $22.7 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $84.0 million for the three months ended March 31, 2014, as compared to $103.9 million for the three months ended March 31, 2013.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net income	$ 23.5	$ 46.2
Income tax expense	13.2	25.0
Interest expense	15.1	15.3
Depreciation and amortization	5.2	5.4
Amortization of intangibles	15.7	13.2
Increase (decrease) in LIFO reserve	1.3	(3.1)
Change in fair value of derivative instruments	3.6	(0.6)
Equity-based compensation expense	1.8	1.9
Loss on sale of Canadian PCP business	6.2	-
Foreign currency gains	(1.6)	(0.2)
Other expense	-	0.8
Adjusted EBITDA	$ 84.0	$ 103.9

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At March 31, 2014, our total liquidity, including cash on hand, was $436.6 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $30.1 million and $25.2 million, respectively.  As of March 31, 2014 and December 31, 2013, $22.2 million and $21.9 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

Our credit facilities consist of a seven-year $793.5 million Term Loan maturing in November 2019 and a five-year $1.25 billion Global ABL Facility maturing in March 2017, in addition to the $7 million revolving credit facility assumed in the Stream AS acquisition. The Global ABL Facility provides for borrowings of up to $977 million in the United States, $170 million in Canada, $12 million in the United Kingdom, $75 million in Australia, $9 million in the Netherlands and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million. As of March 31, 2014, we had $406.5 million available under this Global ABL Facility.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2014.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing or re-price or refinance existing debt in the public or private markets, based on market conditions.  Any such capital market activities would be subject to market conditions, reaching final agreement with lenders or investors, and  other factors, and there can be no assurance that we would successfully consummate any such transactions.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$ (74.3)	$ 174.4
Investing activities	(249.4)	(4.5)
Financing activities	327.6	(179.2)
Net decrease in cash and cash equivalents	$ 3.9	$ (9.3)

Operating Activities

Net cash used in operating activities was $74.3 million during the  three months ended March 31, 2014 compared to net cash provided by operating activities of $174.4 million during the  three months ended March 31, 2013. The increase in net cash used in operations was primarily the result of increased working capital requirements.  Excluding the impact of acquisitions, working capital increased $120.7 million in the first three months of 2014 as compared to a decrease of $127.6 million in the first three months of 2013. During the first quarter of 2014, we grew our inventories in anticipation of an increased level of sales.  We experienced an increase in accounts receivable as a result of a pick up in business in the last half of March combined with the impact of the timing of payments from certain large customers.  We experienced a decrease in accounts payable in the first quarter of 2014 primarily due to the timing of our vendor payment cycle at March 31, 2014 compared to December 31, 2013.

Investing Activities

Net cash used in investing activities was $249.4 million for the three months ended March 31, 2014,  compared to $4.5 million for the  three months ended March 31, 2013. The $244.9 million increase in cash used in investing activities was the result of the January 2014 acquisition of Stream, which required $247 million of cash during the three months ended March 31, 2014.  Our capital expenditures were $2.0 million for the three months ended March 31, 2014 and $4.9 million for the  three months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities was $327.6 million for the  three months ended March 31, 2014 compared to net cash used in financing activities of $179.2 million for the  three months ended March 31, 2013. The financing activities generally reflect advances and payments on our credit facilities. Net borrowings on our Global ABL Facility totaled $329.3 million in the first three months of 2014, compared to net repayments of $179.3 million in the first three months of 2013.

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

“Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility.  There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2014, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also, from time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer.  In some cases, we could be required to repair or replace the products for the benefit of our customer and seek recovery from the manufacturer for our expense. In the opinion of management, the ultimate disposition of these claims and proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 8 – Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013  under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2014 is as follows:
(in thousands, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	$ -	-	$ -
February 1 - February 28	-	$ -	-	$ -
March 1 - March 31	4	$ 26.36	-	$ -
4

(1) We purchased approximately four thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.  There were no open-market repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

10.1

Form of Employment Agreement by and among MRC Global Inc. and each of its executive officers. (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.2

Form of MRC Global Inc. Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.3

Form of MRC Global Inc. Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.8 to the Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.4

Form of MRC Global Inc. Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.9 to the Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.5

MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan. (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E.Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  May 2, 2014