Form 10-Q
period 2014-06-30
MRC GLOBAL INC.
filed 2014-08-01
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 102,023,909 shares of the registrant’s common stock  (excluding 257,538 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 25, 2014.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	June 30,	December 31,
	2014	2013

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 36,491	$ 25,188
Accounts receivable, net	1,008,369	812,147
Inventories, net	1,110,618	971,567
Other current assets	43,411	37,091
Total current assets	2,198,889	1,845,993

Other assets	26,738	30,473

Property, plant and equipment, net	120,980	118,923

Intangible assets:
Goodwill, net	865,512	632,284
Other intangible assets, net	756,372	708,009

	$ 3,968,491	$ 3,335,682

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 652,912	$ 550,393
Accrued expenses and other current liabilities	149,989	124,925
Deferred income taxes	77,824	78,844
Current portion of long-term debt	7,935	7,935
Total current liabilities	888,660	762,097

Long-term obligations:
Long-term debt, net	1,389,908	978,899
Deferred income taxes	245,974	241,116
Other liabilities	28,256	15,302

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,020 and 101,913 issued and outstanding, respectively	1,020	1,019
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,649,880	1,644,406
Retained deficit	(203,915)	(266,735)
Accumulated other comprehensive loss	(31,292)	(40,422)
	1,415,693	1,338,268
	$ 3,968,491	$ 3,335,682
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

	(In thousands, except per share amounts)
Sales	$ 1,497,295	$ 1,267,778	$ 2,802,974	$ 2,572,878
Cost of sales	1,237,873	1,023,845	2,311,420	2,082,374
Gross profit	259,422	243,933	491,554	490,504

Selling, general and administrative expenses	185,287	153,975	356,676	314,732
Operating income	74,135	89,958	134,878	175,772

Other income (expense):
Interest expense	(15,363)	(15,223)	(30,511)	(30,525)
Change in fair value of derivative instruments	(697)	1,850	(4,260)	2,417
Other, net	2,026	(13,500)	(3,284)	(13,384)
Income before income taxes	60,101	63,085	96,823	134,280
Income tax expense	20,801	19,233	34,003	44,245
Net income	$ 39,300	$ 43,852	$ 62,820	$ 90,035

Basic earnings per common share	$ 0.39	$ 0.43	$ 0.62	$ 0.89
Diluted earnings per common share	$ 0.38	$ 0.43	$ 0.61	$ 0.88
Weighted-average common shares, basic	101,986	101,693	101,955	101,651
Weighted-average common shares, diluted	102,978	102,519	102,893	102,472

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

	(In thousands)
Net income	$ 39,300	$ 43,852	$ 62,820	$ 90,035

Other comprehensive income (loss) -
Foreign currency translation adjustments	6,802	(16,305)	9,130	(21,371)
Comprehensive income	$ 46,102	$ 27,547	$ 71,950	$ 68,664

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Six Months Ended
	June 30,	June 30,
	2014	2013

Operating activities	(In thousands)
Net income	$ 62,820	$ 90,035
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	10,574	11,162
Amortization of intangibles	33,880	26,028
Equity-based compensation expense	4,066	4,639
Deferred income tax benefit	(15,338)	(11,004)
Amortization of debt issuance costs	2,704	2,909
Increase (decrease) in LIFO reserve	2,067	(15,566)
Change in fair value of derivative instruments	4,260	(2,417)
Provision for uncollectible accounts	561	(864)
Foreign currency (gains) losses	(3,117)	13,441
Other non-cash items	1,232	247
Changes in operating assets and liabilities:
Accounts receivable	(128,760)	6,785
Inventories	(90,702)	27,024
Income taxes payable	8,245	(4,681)
Other current assets	(2,463)	(8,952)
Accounts payable	64,222	58,485
Accrued expenses and other current liabilities	(6,105)	(15,371)
Net cash (used in) provided by operations	(51,854)	181,900

Investing activities
Purchases of property, plant and equipment	(4,586)	(10,642)
Proceeds from the disposition of property, plant and equipment	836	227
Acquisitions, net of cash acquired	(346,672)	-
Other investment and notes receivable transactions	(774)	(374)
Net cash used in investing activities	(351,196)	(10,789)

Financing activities
Payments on revolving credit facilities	(806,768)	(994,207)
Proceeds from revolving credit facilities	1,221,386	827,548
Payments on long-term obligations	(3,968)	(3,250)
Debt issuance costs paid	(349)	(181)
Proceeds from exercise of stock options	1,498	1,634
Tax benefit on stock options	141	226
Other financing activities	-	(6)
Net cash provided by (used in) financing activities	411,940	(168,236)

Increase in cash	8,890	2,875
Effect of foreign exchange rate on cash	2,413	(2,153)
Cash -- beginning of period	25,188	37,090
Cash -- end of period	$ 36,491	$ 37,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 27,913	$ 27,696
Cash paid for income taxes	$ 40,960	$ 59,569
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia and the Middle East. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2014.  We have derived our condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated financial statements for the year ended December 31, 2013.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – TRANSACTIONS

In January 2014, we completed the acquisition of Stream AS (“Stream”).  Headquartered in Norway, Stream AS (now known as MRC Global Norway AS) is the leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf. The purchase price for this acquisition was $260 million including the assumption of certain tax obligations and pension liabilities.

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

In May 2014, we completed the acquisition of MSD Engineering Pte. Limited (“MSD”).  Located in Singapore, MSD is a major distributor and regional service provider of valve and valve automation solutions to customers in Singapore, Brunei, China, Malaysia, Indonesia, Thailand, Vietnam and Taiwan.

In June 2014, we completed the acquisition of Metron Holding AS, the parent company of Hypteck AS (“Hypteck”).  Headquartered in Norway, Hypteck is a Norwegian provider of instrumentation and process control products to the offshore, marine and onshore industries with a focus on the Norwegian Continental Shelf.  The company also provides instrumentation and process and control system solutions to capital offshore projects around the world.

The purchase price for the MSD and Hypteck acquisitions totaled $102.2 million.  The Hypteck purchase price is subject to an earnout provision which could result in additional contingent consideration of up to $8 million. Because we recently consummated the three acquisitions described above, we have not yet finalized the determination of the fair values of certain tangible and intangible assets acquired and liabilities assumed.   The amounts currently recorded are based on estimates and are subject to change once the valuation procedures have been completed.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 445,781	$ 362,449
Valves, fittings, flanges and all other products	822,087	763,119
	1,267,868	1,125,568
Less: Excess of average cost over LIFO cost (LIFO reserve)	(132,869)	(130,802)
Less: Other inventory reserves	(24,381)	(23,199)
	$ 1,110,618	$ 971,567

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Senior Secured Term Loan B, net of discount of $4,075 and $4,457	$ 783,474	$ 787,059
Global ABL Facility	614,286	199,630
Other	83	145
	1,397,843	986,834
Less: Current portion	7,935	7,935
	$ 1,389,908	$ 978,899

Senior Secured Term Loan B:  We have a $793.5 million seven-year Senior Secured Term Loan B (the “Term Loan”) which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $793.5 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  McJunkin Red Man Corporation is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 5.09% as of June 30, 2014 and December 31, 2013.

Global ABL Facility:  In July 2014, we amended our revolving credit facility.  We have a $1.05 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands, $4 million in Belgium, and $30 million in Norway. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.

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

The interest rate for the Global ABL Facility was 2.03% and 2.12% as of June 30, 2014 and December 31, 2013, respectively.    Availability under our Global ABL Facility was $362.1 million as of June 30, 2014.

Stream Facility:  In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of subfacilities for revolving credit of $28 million, guarantees of  $33  million and foreign exchange of $2 million. Subsequent to the close of the acquisition, this facility was amended and, as of July 2014, consists of a  guarantee facility of $29 million and an overdraft facility of $11 million.  These facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan.  Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option and restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.   In February 2014,  421,405 stock options and 157,800 shares of restricted stock were granted to employees. In the second quarter of 2014, 1,187 stock options previously granted were declined, and 36,704 shares of restricted stock were granted to members of the Board of Directors.    To date, 2,505,392 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	June 30,	December 31,
	2014	2013

Currency translation adjustments	$ (31,043)	$ (40,173)
Pension related adjustments	(249)	(249)
Accumulated other comprehensive loss	$ (31,292)	$ (40,422)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income	$ 39,300	$ 43,852	$ 62,820	$ 90,035

Average basic shares outstanding	101,986	101,693	101,955	101,651
Effect of dilutive securities	992	826	938	821
Average diluted shares outstanding	102,978	102,519	102,893	102,472

Net income per share:
Basic	$ 0.39	$ 0.43	$ 0.62	$ 0.89
Diluted	$ 0.38	$ 0.43	$ 0.61	$ 0.88

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three months ended June 30, 2014 and 2013, we had approximately 1.1 million and 0.7 million anti-dilutive stock options, respectively.  For the six months ended June 30, 2014 and 2013, we had approximately 1.0 million and 0.7 million anti-dilutive stock options, respectively.  There was no anti-dilutive restricted stock for the three and six months ended June 30, 2014 and 2013.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Sales
U.S.	$ 1,115.6	$ 975.2	$ 2,063.5	$ 1,940.8
Canada	150.0	153.6	316.3	358.0
International	231.7	139.0	423.2	274.1
Sales	$ 1,497.3	$ 1,267.8	$ 2,803.0	$ 2,572.9

Operating income
U.S.	$ 64.6	$ 82.5	$ 118.8	$ 156.8
Canada	5.5	3.2	12.8	11.4
International	4.0	4.2	3.3	7.5
Operating income	74.1	89.9	134.9	175.7

Interest expense	(15.3)	(15.2)	(30.5)	(30.5)
Other, net	1.3	(11.6)	(7.6)	(11.0)
Income before income taxes	$ 60.1	$ 63.1	$ 96.8	$ 134.2

			June 30,	December 31,
			2014	2013
Total assets
U.S.			$ 3,186.1	$ 2,732.3
Canada			192.6	204.7
International			589.8	398.7
Total assets			$ 3,968.5	$ 3,335.7

Our sales by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2014	2013	2014	2013
Energy carbon steel tubular products:
Line pipe	$ 288,122	$ 231,146	$ 495,361	$ 492,771
Oil country tubular goods (OCTG)	133,910	113,523	264,129	239,637
	$ 422,032	$ 344,669	$ 759,490	$ 732,408

Valves, fittings, flanges and other products:
Valves and specialty products	$ 489,489	$ 352,760	$ 918,712	$ 715,479
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	308,564	293,497	598,906	583,264
Other	277,210	276,852	525,866	541,727
	$ 1,075,263	$ 923,109	$ 2,043,484	$ 1,840,470

NOTE 7 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of June 30, 2014, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $72.7 million and $331.3 million at June 30, 2014 and December 31, 2013, respectively.  We had approximately $1.4 million  recorded as liabilities and $4.6 million recorded as assets on our consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.398 billion and $0.987 billion at June 30, 2014 and December 31, 2013, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.404 billion and $0.997 billion at June 30, 2014 and December 31, 2013, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our McJunkin Red Man Corporation subsidiary purportedly distributed.  As of June 30, 2014, we are named a defendant in approximately 328  lawsuits involving approximately 973  claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Canada ULC, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  In late 2005 and early 2006, Midfield hired new employees, including former Weatherford employees, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump

Systems Inc. (“Europump”) in 2006.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

Pursuant to a complaint that Weatherford filed on April 11, 2006 in the Court of Queen’s Bench of Alberta, Judicial Bench of Edmonton (Action No. 060304628), Weatherford sued Europump, three of Europump’s part suppliers, Midfield, certain current and former employees of Midfield, and other related entities, asserting a host of claims including breach of contract, breach of fiduciary duty, misappropriation of confidential information related to the PCPs, unlawful interference with economic relations and conspiracy.  The Company denies these allegations and contends that Midfield’s expansion and subsequent growth was the result of fair competition.

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through early 2015.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend them vigorously.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As used in this Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to the “Company”, “MRC Global”, “we”, “our” or “us” refer to MRC Global Inc. and its consolidated subsidiaries.  All references throughout this section (and elsewhere in this report) to amounts available for borrowing under various credit facilities refer to amounts actually available for borrowing after giving effect to any borrowing base limitations that the facility imposes.

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

•the dependence on our subsidiaries for cash to meet our obligations;

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographical segments, consisting of our U.S., Canadian and International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 20 years with our 25 largest customers.

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

Recent Trends and Outlook

During the first six months of 2014, the average oil price of West Texas Intermediate (“WTI”) increased to $101.05 from $94.18 per barrel in the first six months of 2013.  U.S drilling activity increased 3%  and wells completed increased 5% during the first six months of 2014 as compared to the same period of 2013. Natural gas prices increased to an average price of $4.89/Mcf (Henry Hub) for the first six months of 2014 compared to $3.76/Mcf (Henry Hub) for the first six months of 2013.  Rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 81% of the total U.S. rig count during the first six months of 2014 compared to 77% for the same time period in 2013.

Our sales in the second quarter of 2014 were largely in line with our expectations.  We experienced a 15% increase in sales sequentially from the first quarter of 2014,  which was negatively impacted by inclement weather, particularly in our Eastern region within the United States.  We saw customer activity accelerate throughout the second quarter and remain encouraged by continued growth in our sales and backlog.

Internationally, we completed the $260 million acquisition of Stream AS (“Stream”) in January 2014.    Headquartered in Norway, Stream (now known as MRC Global Norway AS) is the leading PVF distributor and provider of flow control products, solutions and services to the offshore and oil and gas industry on the Norwegian Continental Shelf (“NCS”), the world’s largest offshore sector.  The Stream acquisition provides a platform for growth in offshore applications where our major customers have been very active.  We also completed the acquisitions of MSD Engineering Pte. Limited (“MSD”) headquartered in Singapore and Metron Holding AS, the parent company of Hypteck AS (“Hypteck”)  headquartered in Norway.  Each of these acquisitions expands our global footprint in distributing valves, automation, instrumentation and process control products.  Elsewhere within our International business, our European operations continue to perform well; however, challenging economic conditions in Australia persist and have had a negative impact on our profitability in the region.

In January 2014, we terminated a profit sharing agreement with respect to certain oilfield supply and service stores in western Canada.  This profit sharing agreement required us to make annual profit sharing payments to Europump Systems, Inc. (“Europump”) related to PVF sales in the heavy oil region of Canada.  In conjunction with the termination of this agreement, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump, our primary supplier of PCP pumps. We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets.  We expect the impact of this divestiture to be a reduction in sales of approximately $82 million in 2014, including approximately $38 million in the first half of the year; however, through the elimination of costs associated with the business, including the profit sharing payments to Europump, we expect the impact of the sale will have a modestly accretive impact on profitability going forward.  We recorded a pre-tax charge of $6.2 million, or $5.0 million after tax, associated with the termination of the profit sharing agreement during the first quarter of 2014.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At June 30, 2014, total backlog was $1.125 billion, including $726 million in our U.S. segment, $69 million in our Canadian segment and $330 million in our International segment.  At December 31, 2013, total backlog was $758 million, including $470 million in our U.S. segment, $90 million in our Canadian segment and $198 million in our International segment. At June 30, 2013, total backlog was $639 million, including $396 million in our U.S. segment, $49 million in our Canadian segment and $194 million in our International segment.  The increase in U.S. backlog is being driven by project activity that we expect to be delivered in late 2014 and 2015.  Approximately $131 million of the increase in our International backlog is acquisition related.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

Beginning in the second quarter of 2014, we have undertaken a number of initiatives to reduce operating costs,   including a voluntary early retirement program and selective personnel reductions.  In addition, we have closed a corporate office in Sydney, Australia, and are in the process of closing our corporate office in Tulsa, Oklahoma.  As a result of actions taken to date, we have reduced headcount by 180 people and anticipate annual savings of approximately $12 million to $14 million per year going forward.  In the second quarter of 2014, we incurred $5 million of pre-tax charges related to these efforts and anticipate further charges of approximately $2 million to $3 million in the third quarter of 2014.  We continue to look for opportunities to generate efficiencies and reduce our operating cost structure.

The following table shows key industry indicators for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Average Rig Count (1):
United States	1,852	1,761	1,816	1,760
Canada	199	152	362	342
International	1,348	1,306	1,342	1,290
Total	3,399	3,219	3,520	3,392

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 103.35	$ 94.05	$ 101.05	$ 94.18
Brent crude oil (per barrel)	$ 109.69	$ 102.56	$ 108.93	$ 107.34
Natural gas ($/Mcf)	$ 4.61	$ 4.02	$ 4.89	$ 3.76

Wells Completed (1)	9,394	9,011	18,360	17,545
Average Monthly U.S. Well Permits (3)	6,743	6,038	6,500	5,932
3:2:1 Crack Spread (4)	$ 22.15	$ 25.41	$ 21.88	$ 28.96
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The breakdown of our sales by sector for the three months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended
	June 30, 2014		June 30, 2013
Upstream	$ 700.1	47%	$ 542.4	43%
Midstream	420.0	28%	375.9	30%
Downstream and other industrials	377.2	25%	349.5	27%
	$ 1,497.3	100%	$ 1,267.8	100%

For the three months ended June 30, 2014 and 2013, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 1,115.6	$ 975.2	$ 140.4	14.4%
Canada	150.0	153.6	(3.6)	(2.3%)
International	231.7	139.0	92.7	66.7%
Consolidated	$ 1,497.3	$ 1,267.8	$ 229.5	18.1%

Operating income:
U.S.	$ 64.6	$ 82.5	$ (17.9)	(21.7%)
Canada	5.5	3.2	2.3	71.9%
International	4.0	4.2	(0.2)	(4.8%)
Consolidated	74.1	89.9	(15.8)	(17.6%)

Interest expense	(15.3)	(15.2)	(0.1)	0.7%
Other income (expense)	1.3	(11.6)	12.9	N/M
Income tax expense	(20.8)	(19.2)	(1.6)	8.3%
Net income	$ 39.3	$ 43.9	$ (4.6)	(10.5%)

Adjusted Gross Profit (1)	$ 283.7	$ 250.0	$ 33.7	13.5%
Adjusted EBITDA (1)	$ 106.2	$ 98.9	$ 7.3	7.4%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-19 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,497.3 million for the three months ended June 30, 2014 as compared to $1,267.8 million for the three months ended June 30, 2013.

U.S. Segment—Our U.S. sales increased to $1,115.6 million for the three months ended June 30, 2014 from $975.2 million for the three months ended June 30, 2013. This $140.4 million, or 14.4%, increase reflected growth across substantially all major product lines responsive to growth in customer capital spending and increases in rig count and well completions.

Canadian Segment—Our Canadian sales decreased to $150.0 million for the three months ended June 30, 2014 from $153.6 million for the three months ended June 30, 2013. The divestiture of our Canadian PCP business negatively impacted sales by $14.5 million, and the negative impact on sales of the decline of the Canadian dollar relative to the U.S. dollar was $9.9  million.  After adjusting for these items, the Canadian business was up 16.1%  which was also due to growth in customer spending.

International Segment—Our International sales increased to $231.7 million for the three months ended June 30, 2014 from $139.0 million for the same period in 2013.   The increase of $92.7 million was primarily the result of the acquisitions of Stream, Flangefitt Stainless Ltd. (“Flangefitt”), MSD and Hypteck which added $78.8 million in revenue for the second quarter of 2014.  Organically, international sales increased $13.9 million driven by growth in the European business.

Gross Profit.    Our gross profit was $259.4 million  (17.3% of sales) for the three months ended June 30, 2014 as compared to $243.9 million  (19.2% of sales) for the three months ended June 30, 2013. The 190 basis point decline in gross profit percentage reflected the impact of deflation on our line pipe product group as well as our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $0.8 million for the three months ended June 30, 2014 compared to a reduction in cost of sales of $12.5 million during the same period of 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $11.8 million and $9.1 million for the three months ended June 30, 2014 and 2013, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $283.7 million  (19.0% of sales) for the three months ended June 30, 2014 from $250.0 million  (19.7% of sales) for the three months ended June 30, 2013, an increase of $33.7 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2014	of Revenue	2013	of Revenue
Gross profit, as reported	$ 259.4	17.3%	$ 243.9	19.2%
Depreciation and amortization	5.4	0.4%	5.8	0.5%
Amortization of intangibles	18.1	1.2%	12.8	1.0%
Increase (decrease) in LIFO reserve	0.8	0.1%	(12.5)	(1.0%)
Adjusted Gross Profit	$ 283.7	19.0%	$ 250.0	19.7%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $185.3 million for the three months ended June 30, 2014 as compared to $154.0 million for the three months ended June 30, 2013.  SG&A increased $18.3 million as a result of our acquired businesses.  The remainder of the increase was driven by higher personnel costs resulting from increased business activity levels and  $5 million of severance and related charges associated with our cost reduction initiatives.

Operating Income.    Operating income was $74.1 million for the three months ended June 30, 2014, as compared to $89.9 million for the three months ended June 30, 2013, a decrease of $15.8 million.

U.S. Segment—Operating income for our U.S. segment decreased to $64.6 million for the three months ended June 30, 2014 from $82.5 million for the three months ended June 30, 2013.  This decline in operating income was a result of the decline in gross profit, including the impact of our LIFO inventory costing methodology, as well as the increase in SG&A expenses, including $3.2 million of severance and related charges.

Canadian Segment—Operating income for our Canadian segment increased to $5.5 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013.  The increase of $2.3 million reflected the improved profitability resulting from the divestiture of our PCP business.

International Segment—Operating income for our International segment decreased to $4.0 million for the three months ended June 30, 2014 from $4.2 million for the three months ended June 30, 2013.  Although acquisitions contributed operating income of $0.5 million, we experienced a net decrease of $0.2 million in the second quarter of 2014, which reflected $1.5 million of severance charges and profitability challenges in our Australian business.

Interest Expense.    Our interest expense was $15.3 million for the three months ended June 30, 2014 as compared to $15.2 million for the three months ended June 30, 2013.  This represented a modest increase of $0.1 million resulting from lower interest rates offset by higher average debt levels.

Other expense, net. Our other income was $1.3 million for the three months ended June 30, 2014 compared to expense of $11.6 million for the three months ended June 30, 2013.  The current quarter included a $1.5 million gain on foreign currency translation compared to losses of $13.6 million in the second quarter of 2013.

Income Tax Expense.    Our income tax expense was $20.8 million for the three months ended June 30, 2014 as compared to $19.2 million for the three months ended June 30, 2013.  Our effective tax rates were 34.6% and 30.5% for the three months ended June 30, 2014 and 2013, respectively. Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $39.3 million for the three months ended June 30, 2014 as compared to $43.9 million for the three months ended June 30, 2013,  a decline of $4.6 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $106.2 million for the three months ended June 30, 2014, as compared to $98.9 million for the three months ended June 30, 2013.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2014	2013
Net income	$ 39.3	$ 43.9
Income tax expense	20.8	19.2
Interest expense	15.3	15.2
Depreciation and amortization	5.4	5.8
Amortization of intangibles	18.1	12.8
Increase (decrease) in LIFO reserve	0.8	(12.5)
Change in fair value of derivative instruments	0.7	(1.9)
Equity-based compensation expense	2.3	2.7
Employee severance	5.0	-
Foreign currency (gains) losses	(1.5)	13.6
Other expense	-	0.1
Adjusted EBITDA	$ 106.2	$ 98.9

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The breakdown of our sales by sector for the six months ended June 30, 2014 and 2013 was as follows (in millions):

	Six Months Ended
	June 30, 2014		June 30, 2013
Upstream	$ 1,334.9	48%	$ 1,120.8	44%
Midstream	727.4	26%	721.5	28%
Downstream and other industrials	740.7	26%	730.6	28%
	$ 2,803.0	100%	$ 2,572.9	100%

For the six months ended June 30, 2014 and 2013, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 2,063.5	$ 1,940.8	$ 122.7	6.3%
Canada	316.3	358.0	(41.7)	(11.6%)
International	423.2	274.1	149.1	54.4%
Consolidated	$ 2,803.0	$ 2,572.9	$ 230.1	8.9%

Operating income:
U.S.	$ 118.8	$ 156.8	$ (38.0)	(24.2%)
Canada	12.8	11.4	1.4	12.3%
International	3.3	7.5	(4.2)	(56.0%)
Consolidated	134.9	175.7	(40.8)	(23.2%)

Interest expense	(30.5)	(30.5)	-	0.0%
Other expense	(7.6)	(11.0)	3.4	(30.9%)
Income tax expense	(34.0)	(44.2)	10.2	(23.1%)
Net income	$ 62.8	$ 90.0	$ (27.2)	(30.2%)

Adjusted Gross Profit (1)	$ 538.1	$ 512.1	$ 26.0	5.1%
Adjusted EBITDA (1)	$ 190.2	$ 202.7	$ (12.5)	(6.2%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 21-23 herein.

Sales.    Our sales increased 8.9% to $2,803.0 million for the six months ended June 30, 2014 as compared to $2,572.9 million for the six months ended June 30, 2013.

U.S. Segment—Our U.S. sales increased to $2,063.5 million for the six months ended June 30, 2014 from $1,940.8 million for the six months ended June 30, 2013. This $122.7 million, or 6.3%, increase reflected growth across substantially all major product lines responsive to growth in customer capital spending and increases in rig count and well completions.

Canadian Segment—Our Canadian sales decreased to $316.3 million for the six months ended June 30, 2014 from $358.0 million for the six months ended June 30, 2013. The divestiture of our PCP business negatively impacted sales by $38.0 million, and the negative impact on sales of the decline of the Canadian dollar relative to the U.S. dollar was

$25.2  million.  After adjusting for these items, Canadian sales were up 7% which was also due to an increase in customer spending.

International Segment—Our International sales increased to $423.2 million for the six months ended June 30, 2014 from $274.1 million for the same period in 2013. The increase was primarily the result of the acquisitions of Stream, Flangefitt, MSD and Hypteck which added $143.1 million in revenue for the first half of 2014. Organically, international sales increased $6.0 million driven by growth in the European business.

Gross Profit.    Our gross profit was $491.6 million (17.5% of sales) for the six months ended June 30, 2014 as compared to $490.5 million (19.1% of sales) for the six months ended June 30, 2013. The 160 basis point decline in gross profit percentage reflected the impact of deflation on our line pipe product group as well as our LIFO inventory costing methodology.  LIFO resulted in an increase in cost of sales of $2.1 million for the six months ended June 30, 2014 compared to a reduction in cost of sales of $15.6 million during the same period of 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $23.3 million and $18.7 million for the six months ended June 30, 2014 and 2013, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $538.1 million (19.2% of sales) for the six months ended June 30, 2014 from $512.1 million (19.9% of sales) for the six months ended June 30, 2013, an increase of $26.0 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize the LIFO method and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2014	of Revenue	2013	of Revenue
Gross profit, as reported	$ 491.6	17.5%	$ 490.5	19.1%
Depreciation and amortization	10.5	0.4%	11.2	0.4%
Amortization of intangibles	33.9	1.2%	26.0	1.0%
Increase (decrease) in LIFO reserve	2.1	0.1%	(15.6)	(0.6%)
Adjusted Gross Profit	$ 538.1	19.2%	$ 512.1	19.9%

Selling, General and Administrative (“SG&A”) Expenses.   Our SG&A expenses were $356.7 million for the six months ended June 30, 2014 as compared to $314.7 million for the six months ended June 30, 2013.  Approximately $36.4 million of this $42.0 million increase was as a result of our acquired businesses.  The remainder of the increase was driven by higher personnel costs resulting from increased business activity levels and $5 million of severance and related charges associated with our cost reduction initiatives.

Operating Income.    Operating income was $134.9 million for the six months ended June 30, 2014, as compared to  $175.7 million for the six months ended June 30, 2013, a decrease of $40.8 million.

U.S. Segment—Operating income for our U.S. segment decreased to $118.8 million for the six months ended June 30, 2014 from $156.8 million for the six months ended June 30, 2013.  This decline in operating income was a result of the decline in gross profit, including the impact of our LIFO inventory costing methodology, as well as the increase in SG&A expenses, including $3.2 million of severance and related charges.

Canadian Segment—Operating income for our Canadian segment increased to $12.8 million for the six months ended June 30, 2014 from $11.4 million for the six months ended June 30, 2013.  The increase of $1.4 million reflected the improved profitability resulting from the divestiture of our PCP business.

International Segment—Operating income for our International segment decreased to $3.3 million for the six months ended June 30, 2014 from $7.5 million for the six months ended June 30, 2013.  The decrease of $4.2 million included $1.5 million of severance charges and a $0.3 million loss related to acquisitions as well as the continued profitability challenges in our Australian business in the first six months of 2014.

Interest Expense.    Our interest expense was $30.5 million for the six months ended June 30, 2014 as compared to $30.5 million for the six months ended June 30, 2013.

Other expense, net. Our other expense decreased to $7.6 million for the six months ended June 30, 2014 from $11.0 million for the six months ended June 30, 2013.  The expenses for the first six months of 2014 included a $6.2 million charge related to the divestiture of the Canadian PCP business, $4.3 million in expense related to the change in the fair value of derivative instruments offset by $3.1 million in gains on foreign currency translations.  The expenses for the first six months of 2013 included $13.4 million in losses on foreign currency translations offset by $2.4 million in income related to the change in the fair value of derivative instruments.

Income Tax Expense.    Our income tax expense was $34.0 million for the six months ended June 30, 2014 as compared to $44.2 million for the six months ended June 30, 2013.  Our effective tax rates were 35.1% and 32.9% for the six months ended June 30, 2014 and 2013, respectively.  Our rates generally differ from the federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $62.8 million for the six months ended June 30, 2014 as compared to $90.0 million for the six months ended June 30, 2013, a decrease of $27.2 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $190.2 million for the six months ended June 30, 2014, as compared to $202.7 million for the six months ended June 30, 2013.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Net income	$ 62.8	$ 90.0
Income tax expense	34.0	44.2
Interest expense	30.5	30.5
Depreciation and amortization	10.5	11.2
Amortization of intangibles	33.9	26.0
Increase (decrease) in LIFO reserve	2.1	(15.6)
Change in fair value of derivative instruments	4.3	(2.4)
Equity-based compensation expense	4.0	4.6
Loss on sale of Canadian PCP business	6.2	-
Employee severance	5.0	-
Foreign currency (gains) losses	(3.1)	13.4
Other expense	-	0.8
Adjusted EBITDA	$ 190.2	$ 202.7

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At June 30, 2014, our total liquidity, including cash on hand, was $398.6 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $36.5 million and $25.2 million, respectively.  As of June 30, 2014 and December 31, 2013, $21.8 million and $21.9 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of such amounts.

In July 2014, we amended our revolving credit facility.  We have a $1.05 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands,  $4 million in Belgium, and $30 million in Norway. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.    As of June 30, 2014, we had $362.1 million available under this Global ABL Facility.

In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of subfacilities for revolving credit of $28 million, guarantees of $33 million and foreign exchange of $2 million.  Subsequent to the close of the acquisition, this facility was amended and, as of July 2014, consists of a guarantee facility of $29 million and an overdraft facility of $11 million. These facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations.

We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2014.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may from time to time seek to raise additional debt or equity financing or re-price or refinance existing debt in the public or private markets, based on market conditions.  Any such capital markets activities would be subject to market conditions, reaching final agreement with lenders or investors, and  other factors, and there can be no assurance that we would successfully consummate any such transactions.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$ (51.8)	$ 181.9
Investing activities	(351.2)	(10.8)
Financing activities	411.9	(168.2)
Net increase in cash and cash equivalents	$ 8.9	$ 2.9

Operating Activities

Net cash used in operating activities was $51.8 million during the six months ended June 30, 2014 compared to net cash provided by operating activities of $181.9 million during the six months ended June 30, 2013. The increase in net cash used in operations was primarily the result of increased working capital requirements.  Excluding the impact of acquisitions, working capital increased $164.1 million in the first six months of 2014 as compared to a decrease of $73.9 million in the first six months of 2013. During the first six months of 2014, we grew our inventories in anticipation of an increased level of sales.  We experienced an increase in accounts receivable as a result of a pick up in business in the last half of June combined with the impact of the timing of payments from certain large customers.  We experienced an increase in accounts payable in the first six months of 2014, primarily due to the timing of our vendor payment cycle at June 30, 2014 compared to December 31, 2013.

Investing Activities

Net cash used in investing activities was $351.2 million for the six months ended June 30, 2014, compared to $10.8 million for the six months ended June 30, 2013. The $340.4 million increase in cash used in investing activities was the result of the acquisitions of Stream, MSD and Hypteck, which required $346.7 million of cash during the six months ended June 30, 2014.  Our capital expenditures were $4.6 million for the six months ended June 30, 2014 and $10.6 million for the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities was $411.9 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $168.2 million for the six months ended June 30, 2013. The financing activities generally reflect advances and payments on our credit facilities. Net borrowings on our Global ABL Facility totaled $414.6 million in the first six months of 2014 primarily to fund the Stream, MSD, and Hypteck acquisitions, compared to net repayments of $166.7 million in the first six months of 2013.

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

As of June 30, 2014, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2014 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - Arpil 30	-	$ -	-	$ -
May 1 - May 31	281	$ 28.79	-	$ -
June 1 - June 30	20	$ 28.43	-	$ -
	301

(1) We purchased approximately three hundred shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.  There were no open-market repurchases.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E.Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  August 1, 2014