Form 10-Q
period 2014-09-30
MRC GLOBAL INC.
filed 2014-11-07
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 102,064,907 shares of the registrant’s common stock  (excluding 242,223 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 31, 2014.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	September 30,	December 31,
	2014	2013

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 31,130	$ 25,188
Accounts receivable, net	1,089,507	812,147
Inventories, net	1,080,857	971,567
Other current assets	48,553	37,091
Total current assets	2,250,047	1,845,993

Other assets	29,037	30,473

Property, plant and equipment, net	116,421	118,923

Intangible assets:
Goodwill, net	834,336	632,284
Other intangible assets, net	739,338	708,009

	$ 3,969,179	$ 3,335,682

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 617,369	$ 550,393
Accrued expenses and other current liabilities	173,030	124,925
Deferred income taxes	77,812	78,844
Current portion of long-term debt	7,935	7,935
Total current liabilities	876,146	762,097

Long-term obligations:
Long-term debt, net	1,408,998	978,899
Deferred income taxes	234,388	241,116
Other liabilities	24,413	15,302

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,064 and 101,913 issued and outstanding, respectively	1,020	1,019
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,653,702	1,644,406
Retained deficit	(153,781)	(266,735)
Accumulated other comprehensive loss	(75,707)	(40,422)
	1,425,234	1,338,268
	$ 3,969,179	$ 3,335,682
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

	(In thousands, except per share amounts)
Sales	$ 1,618,146	$ 1,313,711	$ 4,421,120	$ 3,886,589
Cost of sales	1,340,103	1,075,418	3,651,523	3,157,792
Gross profit	278,043	238,293	769,597	728,797

Selling, general and administrative expenses	184,842	160,910	541,518	475,642
Operating income	93,201	77,383	228,079	253,155

Other income (expense):
Interest expense	(14,925)	(15,463)	(45,436)	(45,988)
Change in fair value of derivative instruments	2,593	(1,828)	(1,667)	589
Other, net	(4,677)	(87)	(7,961)	(13,471)
Income before income taxes	76,192	60,005	173,015	194,285
Income tax expense	26,058	21,248	60,061	65,493
Net income	$ 50,134	$ 38,757	$ 112,954	$ 128,792

Basic earnings per common share	$ 0.49	$ 0.38	$ 1.11	$ 1.27
Diluted earnings per common share	$ 0.49	$ 0.38	$ 1.10	$ 1.26
Weighted-average common shares, basic	102,035	101,715	101,982	101,673
Weighted-average common shares, diluted	102,860	102,393	102,875	102,455

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

	(In thousands)
Net income	$ 50,134	$ 38,757	$ 112,954	$ 128,792

Other comprehensive income (loss) -
Foreign currency translation adjustments	(44,415)	12,113	(35,285)	(9,258)
Comprehensive income	$ 5,719	$ 50,870	$ 77,669	$ 119,534

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Nine Months Ended
	September 30,	September 30,
	2014	2013

Operating activities	(In thousands)
Net income	$ 112,954	$ 128,792
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	17,075	16,782
Amortization of intangibles	53,209	39,128
Equity-based compensation expense	7,468	8,602
Deferred income tax benefit	(25,178)	(16,747)
Amortization of debt issuance costs	3,822	4,376
Increase (decrease) in LIFO reserve	5,907	(21,247)
Change in fair value of derivative instruments	1,667	(589)
Provision for uncollectible accounts	941	(355)
Foreign currency losses	1,798	11,993
Other non-cash items	1,318	(133)
Changes in operating assets and liabilities:
Accounts receivable	(226,789)	(25,448)
Inventories	(83,186)	48,026
Income taxes payable	17,179	(815)
Other current assets	(6,632)	(11,961)
Accounts payable	38,397	64,849
Accrued expenses and other current liabilities	11,414	(3,878)
Net cash (used in) provided by operations	(68,636)	241,375

Investing activities
Purchases of property, plant and equipment	(10,051)	(14,902)
Proceeds from the disposition of property, plant and equipment	1,231	4,025
Acquisitions, net of cash acquired	(346,992)	(21,909)
Other investment and notes receivable transactions	1,342	(2,116)
Net cash used in investing activities	(354,470)	(34,902)

Financing activities
Payments on revolving credit facilities	(1,148,750)	(1,534,095)
Proceeds from revolving credit facilities	1,585,509	1,328,296
Payments on long-term obligations	(5,951)	(4,875)
Debt issuance costs paid	(3,606)	(189)
Proceeds from exercise of stock options	2,145	2,230
Tax benefit on stock options	186	302
Other financing activities	-	(6)
Net cash provided by (used in) financing activities	429,533	(208,337)

Increase (decrease) in cash	6,427	(1,864)
Effect of foreign exchange rate on cash	(485)	(1,787)
Cash -- beginning of period	25,188	37,090
Cash -- end of period	$ 31,130	$ 33,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 42,891	$ 41,566
Cash paid for income taxes	$ 67,706	$ 82,589
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Kazakhstan. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2014.  We have derived our condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated financial statements for the year ended December 31, 2013.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

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

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 430,847	$ 362,449
Valves, fittings, flanges and all other products	810,884	763,119
	1,241,731	1,125,568
Less: Excess of average cost over LIFO cost (LIFO reserve)	(136,709)	(130,802)
Less: Other inventory reserves	(24,165)	(23,199)
	$ 1,080,857	$ 971,567

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Senior Secured Term Loan B, net of discount of $3,884 and $4,457	$ 781,681	$ 787,059
Global ABL Facility	631,703	199,630
Other	3,549	145
	1,416,933	986,834
Less: Current portion	7,935	7,935
	$ 1,408,998	$ 978,899

Senior Secured Term Loan B:  We have a $793.5 million seven-year Senior Secured Term Loan B (the “Term Loan”) the principal amount of which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size above $793.5 million up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  McJunkin Red Man Corporation is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds,  certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 5.09% as of September 30, 2014 and December 31, 2013.

Global ABL Facility:  In July 2014, we amended our revolving credit facility.  We have a $1.05 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $30 million in Norway, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands and $4 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300  million, subject to securing additional lender commitments.

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

The interest rate for the Global ABL Facility was 2.13% and 2.12% as of September 30, 2014 and December 31, 2013, respectively.    Availability under our Global ABL Facility was $276.2 million as of September 30, 2014.

Stream Facility:  In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of subfacilities for revolving credit of $28 million, guarantees of $33  million and foreign exchange of $2 million. Subsequent to the close of the acquisition, this facility was amended and currently consists of a guarantee facility of $28 million, an overdraft facility of $10 million and a foreign exchange facility of $2 million.  These facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan.  Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option and restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2014,  421,405 stock options and 157,800 shares of restricted stock were granted to employees. In the second quarter of 2014, 1,187 stock options previously granted were declined, and 36,704 shares of restricted stock were granted to members of the Board of Directors.  In the third quarter of 2014, 1,020 shares of restricted stock were granted to an employee.  To date, 2,506,412 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	September 30,	December 31,
	2014	2013

Currency translation adjustments	$ (75,458)	$ (40,173)
Pension related adjustments	(249)	(249)
Accumulated other comprehensive loss	$ (75,707)	$ (40,422)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income	$ 50,134	$ 38,757	$ 112,954	$ 128,792

Average basic shares outstanding	102,035	101,715	101,982	101,673
Effect of dilutive securities	825	678	893	782
Average diluted shares outstanding	102,860	102,393	102,875	102,455

Net income per share:
Basic	$ 0.49	$ 0.38	$ 1.11	$ 1.27
Diluted	$ 0.49	$ 0.38	$ 1.10	$ 1.26

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three months ended September 30, 2014 and 2013, we had approximately 1.1 million and 1.2 million anti-dilutive stock options, respectively.  For the nine months ended September 30, 2014 and 2013, we had approximately 1.0 million and 0.6 million anti-dilutive stock options, respectively.  There was no anti-dilutive restricted stock for the three and nine months ended September 30, 2014 and 2013.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Sales
U.S.	$ 1,205.2	$ 1,015.0	$ 3,268.7	$ 2,955.8
Canada	161.2	162.1	477.5	520.1
International	251.7	136.6	674.9	410.7
Sales	$ 1,618.1	$ 1,313.7	$ 4,421.1	$ 3,886.6

Operating income
U.S.	$ 76.2	$ 72.9	$ 194.8	$ 229.8
Canada	7.7	3.2	20.5	14.6
International	9.3	1.3	12.8	8.8
Operating income	93.2	77.4	228.1	253.2

Interest expense	(14.9)	(15.5)	(45.4)	(46.0)
Other, net	(2.1)	(1.9)	(9.6)	(12.9)
Income before income taxes	$ 76.2	$ 60.0	$ 173.1	$ 194.3

			September 30,	December 31,
			2014	2013
Total assets
U.S.			$ 3,164.0	$ 2,732.3
Canada			196.4	204.7
International			608.8	398.7
Total assets			$ 3,969.2	$ 3,335.7

Our sales by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2014	2013	2014	2013
Energy carbon steel tubular products:
Line pipe	$ 323,149	$ 278,460	$ 818,509	$ 771,230
Oil country tubular goods (OCTG)	148,093	105,500	412,223	345,139
	$ 471,242	$ 383,960	$ 1,230,732	$ 1,116,369

Valves, fittings, flanges and other products:
Valves and specialty products	$ 530,536	$ 355,726	$ 1,449,248	$ 1,071,205
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	330,444	286,732	929,349	869,995
Other	285,924	287,293	811,791	829,020
	$ 1,146,904	$ 929,751	$ 3,190,388	$ 2,770,220

NOTE 7 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of September 30, 2014, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $56.6 million and $331.3 million at September 30, 2014 and December 31, 2013, respectively.  We had approximatey  $1.1 million and $4.6 million recorded as assets on our consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.417 billion and $0.987 billion at September 30, 2014 and December 31, 2013, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.418 billion and $0.997 billion at September 30, 2014 and December 31, 2013, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our McJunkin Red Man Corporation subsidiary purportedly distributed.  As of September 30, 2014, we are named a defendant in approximately 402  lawsuits involving approximately 1,047 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector in North America, Europe, Asia,  Australasia,  the Middle East and Kazakhstan. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first nine months of 2014, the average oil price of West Texas Intermediate (“WTI”) increased to $99.97 from $98.15 per barrel in the first nine months of 2013 although prices have declined more recently and were  $78.77 per barrel as of November 3, 2014.  A continued and sustained reduction in oil prices could negatively impact demand for our products, especially in the upstream and midstream sectors.  U.S drilling activity and wells completed increased 5% during the first nine months of 2014 as compared to the same period of 2013. Natural gas prices increased to an average price of $4.57/Mcf (Henry Hub) for the first nine months of 2014 compared to $3.69/Mcf (Henry Hub) for the first nine months of 2013.  As of November 3, 2014, the natural gas price was $3.82/Mcf (Henry Hub).   Rig activity continues to be heavily weighted toward oil relative to natural gas, with oil drilling representing 82% of the total U.S. rig count during the first nine months of 2014 compared to 78% for the same time period in 2013.

The third quarter is typically our strongest quarter, and we experienced an 8% increase in sales sequentially from the second quarter of 2014.  Customer activity was strong throughout the third quarter and we remain encouraged by continued growth in our sales and backlog.

Internationally, we completed the $260 million acquisition of Stream AS (“Stream”) in January 2014.    Headquartered in Norway, Stream (now known as MRC Global Norway AS) is the leading PVF distributor and provider of flow control products, solutions and services to the offshore and oil and gas industry on the Norwegian Continental Shelf (“NCS”), the world’s largest offshore sector.  The Stream acquisition provides a platform for growth in offshore production applications where our major customers have been very active.  We also completed the acquisitions of MSD Engineering Pte. Limited (“MSD”) headquartered in Singapore and Metron Holding AS, the parent company of Hypteck AS (“Hypteck”)  headquartered in Norway.  Each of these acquisitions expands our global footprint in distributing valves, automation, instrumentation and process control products.  Elsewhere within our International business, our European operations continue to perform well, as have our growing operations in Singapore, Kazakhstan and the Middle East; however, challenging economic conditions in Australia persist and have had a negative impact on our profitability in the region.

In January 2014, we terminated a profit sharing agreement with respect to certain oilfield supply and service stores in western Canada.  This profit sharing agreement required us to make annual profit sharing payments to Europump Systems, Inc. (“Europump”) related to PVF sales in the heavy oil region of Canada.  In conjunction with the termination of this agreement, we sold our progressive cavity pump (“PCP”) distribution and servicing business to Europump, our primary supplier of PCP pumps. We believe this divestiture will allow us to focus on our core business of supplying PVF products and services to the energy and industrial markets.  We expect the impact of this divestiture to be a reduction in sales of approximately $82 million in 2014, including approximately $58 million through the first nine months of 2014; however, through the elimination of costs associated with the business, including the profit sharing payments to Europump, we expect the impact of the sale will have an accretive impact on profitability going forward.  We recorded a pre-tax charge of $6.2 million, or $5.0 million after tax, associated with the termination of the profit sharing agreement during the first quarter of 2014.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At September 30, 2014, total backlog was $1.254 billion, including $882 million in our U.S. segment, $74 million in our Canadian segment and $297 million in our International segment.  At December 31, 2013, total backlog was $758 million, including $470 million in our U.S. segment, $90 million in our Canadian segment and $198 million in our International segment. At September 30, 2013, total backlog was $739 million, including $419 million in our U.S. segment, $107 million in our Canadian segment and $213 million in our International segment.  The increase in U.S. backlog is being driven by project activity that we expect to be delivered in late 2014 and 2015.  Approximately $129 million of the increase in our International backlog is acquisition related.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

Beginning in the second quarter of 2014, we have undertaken a number of initiatives to reduce operating costs,   including a voluntary early retirement program and selective personnel reductions.  In addition, we have closed our corporate office in Tulsa, Oklahoma and a corporate office in Sydney, Australia. As a result of actions taken to date, we have reduced headcount by approximately 230 people and anticipate annual savings of over $17 million per year going forward.  As a result of these efforts, we have incurred $7.5 million of pre-tax charges, including $2.6 million in the third quarter, for severance and other associated expenses.  While we don’t anticipate significant additional charges, we continue to look for opportunities to generate efficiencies and reduce our operating cost structure.

The following table shows key industry indicators for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Average Rig Count (1):
United States	1,903	1,770	1,845	1,763
Canada	386	350	370	344
International	1,348	1,285	1,344	1,288
Total	3,637	3,405	3,559	3,395

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 97.87	$ 105.83	$ 99.97	$ 98.15
Brent crude oil (per barrel)	$ 101.90	$ 110.23	$ 106.56	$ 108.33
Natural gas ($/Mcf)	$ 3.96	$ 3.55	$ 4.57	$ 3.69

Wells Completed (1)	9,566	9,075	27,988	26,620
Average Monthly U.S. Well Permits (3)	6,479	5,854	6,493	5,906
3:2:1 Crack Spread (4)	$ 18.29	$ 17.57	$ 20.66	$ 25.22
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The breakdown of our sales by sector for the three months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended
	September 30, 2014		September 30, 2013
Upstream	$ 753.1	47%	$ 588.1	45%
Midstream	474.3	29%	377.3	29%
Downstream and other industrials	390.7	24%	348.3	26%
	$ 1,618.1	100%	$ 1,313.7	100%

For the three months ended September 30, 2014 and 2013, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 1,205.2	$ 1,015.0	$ 190.2	18.7%
Canada	161.2	162.1	(0.9)	(0.6%)
International	251.7	136.6	115.1	84.3%
Consolidated	$ 1,618.1	$ 1,313.7	$ 304.4	23.2%

Operating income:
U.S.	$ 76.2	$ 72.9	$ 3.3	4.5%
Canada	7.7	3.2	4.5	140.6%
International	9.3	1.3	8.0	615.4%
Consolidated	93.2	77.4	15.8	20.4%

Interest expense	(14.9)	(15.5)	0.6	(3.9%)
Other income (expense)	(2.1)	(1.9)	(0.2)	10.5%
Income tax expense	(26.1)	(21.2)	(4.9)	23.1%
Net income	$ 50.1	$ 38.8	$ 11.3	29.1%

Adjusted Gross Profit (1)	$ 307.7	$ 251.3	$ 56.4	22.4%
Adjusted EBITDA (1)	$ 132.3	$ 96.4	$ 35.9	37.2%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-20 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,618.1 million for the three months ended September 30, 2014 as compared to $1,313.7 million for the three months ended September 30, 2013.

U.S. Segment—Our U.S. sales increased to $1,205.2 million for the three months ended September 30, 2014 from $1,015.0 million for the three months ended September 30, 2013. This $190.2 million, or 18.7%,  increase reflected growth across substantially all major product lines responsive to growth in customer capital spending, increases in rig count and well completions and market share gains.

Canadian Segment—Our Canadian sales decreased to $161.2 million for the three months ended September 30, 2014 from $162.1 million for the three months ended September 30, 2013.  The divestiture of our Canadian PCP business negatively impacted sales by $20.4 million, and the negative impact on sales of the decline of the Canadian dollar relative to the U.S. dollar was $7.6 million.  After adjusting for these items, the Canadian business was up 20.2%, which was also due to growth in customer spending.

International Segment—Our International sales increased to $251.7 million for the three months ended September 30, 2014 from $136.6 million for the same period in 2013.   The increase of $115.1 million was primarily the result of the acquisitions of Stream, Flangefitt Stainless Ltd. (“Flangefitt”), MSD and Hypteck which added $92.3 million in revenue for the third quarter of 2014.  Organically, international sales increased $22.8 million driven by growth in the European business.

Gross Profit.    Our gross profit was $278.0 million  (17.2% of sales) for the three months ended September 30, 2014 as compared to $238.3 million  (18.1% of sales) for the three months ended September 30, 2013. The 90 basis point decline in gross profit percentage largely reflected the impact of our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $3.9 million for the three months ended September 30, 2014 compared to a reduction in cost of sales of $5.7 million during the same period of 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $11.4 million and $9.2 million for the three months ended September 30, 2014 and 2013, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $307.7  (19.0% of sales) for the three months ended September 30, 2014 from $251.3 million  (19.1% of sales) for the three months ended September 30, 2013,  an increase of $56.4 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2014	of Revenue	2013	of Revenue
Gross profit, as reported	$ 278.0	17.2%	$ 238.3	18.1%
Depreciation and amortization	6.5	0.4%	5.6	0.4%
Amortization of intangibles	19.3	1.2%	13.1	1.0%
Increase (decrease) in LIFO reserve	3.9	0.2%	(5.7)	(0.4%)
Adjusted Gross Profit	$ 307.7	19.0%	$ 251.3	19.1%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $184.8 million for the three months ended September 30, 2014 as compared to $160.9 million for the three months ended September 30, 2013.  SG&A increased $20.8 million as a result of our acquired businesses.  The remainder of the increase was driven by  $2.6 million of severance and related charges associated with our cost reduction initiatives and $5.7 million of charges related to the cancellation of certain executive employment agreements, $2.5 million of which represented the accelerated recognition of equity-based compensation expense associated with previously issued awards.

Operating Income.    Operating income was $93.2 million for the three months ended September 30, 2014, as compared to $77.4 million for the three months ended September 30, 2013, an increase of $15.8 million.

U.S. Segment—Operating income for our U.S. segment increased to $76.2 million for the three months ended September 30, 2014 from $72.9 million for the three months ended September 30, 2013.  The increase in operating income was the result of an increase in our sales offset by higher SG&A expenses, including $0.9 million of severance and related charges and $5.7 million of charges related to the cancellation of certain executive employment agreements.

Canadian Segment—Operating income for our Canadian segment increased to $7.7 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013.  The increase of $4.5 million reflected the improved profitability resulting from the divestiture of our PCP business offset by $0.3 million of severance and related charges.

International Segment—Operating income for our International segment increased to $9.3 million for the three months ended September 30, 2014 from $1.3 million for the three months ended September 30, 2013.  The increase of $8.0 million was the result of the increase in sales that we experienced offset by $1.4 million of severance and related charges.

Interest Expense.    Our interest expense was $14.9 million for the three months ended September 30, 2014 as compared to $15.5 million for the three months ended September 30, 2013.  This represented a modest decrease of $0.6 million resulting from lower interest rates offset by higher average debt levels.

Other expense, net. Our other expense was $2.1 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013.  The current quarter included foreign currency losses of  $4.9 million and a $2.6 million gain on the change in the fair value of derivatives as compared to  a foreign currency gain of $1.4 million and $1.8 million loss on the change of fair value of derivatives in the third quarter of 2013.

Income Tax Expense.    Our income tax expense was $26.1 million for the three months ended September 30, 2014 as compared to $21.2 million for the three months ended September 30, 2013.  Our effective tax rates were 34.2% and  35.4% for the three months ended September 30, 2014 and 2013, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $50.1 million for the three months ended September 30, 2014 as compared to $38.8 million for the three months ended September 30, 2013,  an increase of $11.3 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $132.3 million (8.2% of sales) for the three months ended September 30, 2014, as compared to $96.4 million (7.3% of sales) for the three months ended September 30, 2013.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2014	2013
Net income	$ 50.1	$ 38.8
Income tax expense	26.1	21.2
Interest expense	14.9	15.5
Depreciation and amortization	6.5	5.6
Amortization of intangibles	19.3	13.1
Increase (decrease) in LIFO reserve	3.9	(5.7)
Change in fair value of derivative instruments	(2.6)	1.8
Equity-based compensation expense	3.4	4.0
Severance and related charges	2.6	0.8
Cancellation of executive employment agreements (cash portion)	3.2	-
Insurance charge	-	2.0
Foreign currency (gains) losses	4.9	(1.4)
Other expense	-	0.7
Adjusted EBITDA	$ 132.3	$ 96.4

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The breakdown of our sales by sector for the nine months ended September 30, 2014 and 2013 was as follows (in millions):

	Nine Months Ended
	September 30, 2014		September 30, 2013
Upstream	$ 2,088.0	47%	$ 1,708.9	44%
Midstream	1,201.7	27%	1,098.8	28%
Downstream and other industrials	1,131.4	26%	1,078.9	28%
	$ 4,421.1	100%	$ 3,886.6	100%

For the nine months ended September 30, 2014 and 2013, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 3,268.7	$ 2,955.8	$ 312.9	10.6%
Canada	477.5	520.1	(42.6)	(8.2%)
International	674.9	410.7	264.2	64.3%
Consolidated	$ 4,421.1	$ 3,886.6	$ 534.5	13.8%

Operating income:
U.S.	$ 194.8	$ 229.8	$ (35.0)	(15.2%)
Canada	20.5	14.6	5.9	40.4%
International	12.8	8.8	4.0	45.5%
Consolidated	228.1	253.2	(25.1)	(9.9%)

Interest expense	(45.4)	(46.0)	0.6	(1.3%)
Other expense	(9.6)	(12.9)	3.3	(25.6%)
Income tax expense	(60.1)	(65.5)	5.4	(8.2%)
Net income	$ 113.0	$ 128.8	$ (15.8)	(12.3%)

Adjusted Gross Profit (1)	$ 845.8	$ 763.5	$ 82.3	10.8%
Adjusted EBITDA (1)	$ 322.5	$ 299.2	$ 23.3	7.8%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.    Our sales increased 13.8% to $4,421.1 million for the nine months ended September 30, 2014 as compared to $3,886.6 million for the nine months ended September 30, 2013.

U.S. Segment—Our U.S. sales increased to $3,268.7 million for the nine months ended September 30, 2014 from $2,955.8 million for the nine months ended September 30, 2013. This $312.9 million, or 10.6%,  increase reflected growth across substantially all major product lines responsive to growth in customer capital spending,  increases in rig count and well completions and market share gains.

Canadian Segment—Our Canadian sales decreased to $477.5 million for the nine months ended September 30, 2014 from $520.1 million for the nine months ended September 30, 2013. The divestiture of our PCP business negatively impacted sales by $57.9 million, and the negative impact on sales of the decline of the Canadian dollar relative to the U.S. dollar was $32.9  million.  After adjusting for these items, Canadian sales were up 11%, which was also due to an increase in customer spending.

International Segment—Our International sales increased to $674.9 million for the nine months ended September 30, 2014 from $410.7 million for the same period in 2013. The increase was primarily the result of the acquisitions of Stream, Flangefitt, MSD and Hypteck which added $235.5 million in revenue for the nine months of 2014. Organically, international sales increased $28.8 million driven by growth in the European business.

Gross Profit.    Our gross profit was $769.6 million (17.4% of sales) for the nine months ended September 30, 2014 as compared to $728.8 million (18.8% of sales) for the nine months ended September 30, 2013. The 140 basis point decline in gross profit percentage reflected the impact of deflation on our line pipe product group as well as our LIFO inventory costing methodology.  LIFO resulted in an increase in cost of sales of $5.9 million for the nine months ended September 30, 2014 compared to a reduction in cost of sales of $21.2 million during the same period of 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $34.7 million and $27.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $845.8 million (19.1% of sales) for the nine months ended September 30, 2014 from $763.5 million (19.7% of sales) for the nine months ended September 30, 2013, an increase of $82.3 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2014	of Revenue	2013	of Revenue
Gross profit, as reported	$ 769.6	17.4%	$ 728.8	18.8%
Depreciation and amortization	17.1	0.4%	16.8	0.4%
Amortization of intangibles	53.2	1.2%	39.1	1.0%
Increase (decrease) in LIFO reserve	5.9	0.1%	(21.2)	(0.5%)
Adjusted Gross Profit	$ 845.8	19.1%	$ 763.5	19.6%

Selling, General and Administrative (“SG&A”) Expenses.   Our SG&A expenses were $541.5 million for the nine months ended September 30, 2014 as compared to $475.6 million for the nine months ended September 30, 2013.  Approximately $57.2 million of this $65.9 million increase was as a result of our acquired businesses.  The remainder of the increase was driven by higher personnel costs resulting from increased business activity levels and $7.5 million of severance and related charges associated with our cost reduction initiatives and $5.7 million of charges related to the cancellation of certain executive employment agreements, $2.5 million of which represented the accelerated recognition of equity-based compensation expense associated with previously issued awards.

Operating Income.    Operating income was $228.1 million for the nine months ended September 30, 2014, as compared to $253.2 million for the nine months ended September 30, 2013, a decrease of $25.1 million.

U.S. Segment—Operating income for our U.S. segment decreased to $194.8 million for the nine months ended September 30, 2014 from $229.8 million for the nine months ended September 30, 2013.  This decline in operating income was a result of the decline in gross profit, including the impact of our LIFO inventory costing methodology, as well as the increase in SG&A expenses, including $4.1 million of severance and related charges and $5.7 million of charges related to the cancellation of certain executive employment agreements.

Canadian Segment—Operating income for our Canadian segment increased to $20.5 million for the nine months ended September 30, 2014 from $14.6 million for the nine months ended September 30, 2013.  The increase of $5.9 million reflected the improved profitability resulting from the divestiture of our PCP business offset by $0.6 million of severance and related charges.

International Segment—Operating income for our International segment increased to $12.8 million for the nine months ended September 30, 2014 from $8.8 million for the nine months ended September 30, 2013.  The increase of $4.0 million was the result of the increase in sales that we experienced offset by $2.8 million of severance and related charges.

Interest Expense.    Our interest expense was $45.4 million for the nine months ended September 30, 2014 as compared to $46.0 million for the nine months ended September 30, 2013.

Other expense, net. Our other expense decreased to $9.6 million for the nine months ended September 30, 2014 from $12.9 million for the nine months ended September 30, 2013.  The expenses for the first nine months of 2014 included a $6.2 million charge related to the divestiture of the Canadian PCP business, $1.7 million in expense related to the change in the fair value of derivative instruments, and  $1.8 million of foreign currency losses.  The expenses for the first nine months of 2013 included $12.0 million in losses on foreign currency translations offset by $0.6 million in income related to the change in the fair value of derivative instruments.

Income Tax Expense.    Our income tax expense was $60.1 million for the nine months ended September 30, 2014 as compared to $65.5 million for the nine months ended September 30, 2013.  Our effective tax rates were 34.7% and 33.7% for the nine months ended September 30, 2014 and 2013, respectively.  Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing foreign income tax rates.

Net Income.    Our net income was $113.0 million for the nine months ended September 30, 2014 as compared to $128.8 million for the nine months ended September 30, 2013, a decrease of $15.8 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $322.5 million (7.3% of sales) for the nine months ended September 30, 2014, as compared to $299.2 million (7.7% of sales) for the nine months ended September 30, 2013.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net income	$ 113.0	$ 128.8
Income tax expense	60.1	65.5
Interest expense	45.4	46.0
Depreciation and amortization	17.1	16.8
Amortization of intangibles	53.2	39.1
Increase (decrease) in LIFO reserve	5.9	(21.2)
Change in fair value of derivative instruments	1.7	(0.6)
Equity-based compensation expense	7.4	8.6
Loss on sale of Canadian PCP business	6.2	-
Severance and related charges	7.5	0.8
Cancellation of executive employment agreements (cash portion)	3.2	-
Insurance charge	-	2.0
Foreign currency (gains) losses	1.8	12.0
Other expense	-	1.4
Adjusted EBITDA	$ 322.5	$ 299.2

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At September 30, 2014, our total liquidity, including cash on hand, was $307.3 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $31.1 million and $25.2 million, respectively.  As of September 30, 2014 and December 31, 2013, $26.8 million and $21.9 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

In July 2014, we amended our revolving credit facility.  We have a $1.05 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $30 million in Norway, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands and $4 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.    As of  September 30, 2014, we had $276.2 million available under this Global ABL Facility.

In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of subfacilities for revolving credit of $28 million, guarantees of $33 million and foreign exchange of $2 million.  Subsequent to the close of the acquisition, this facility was amended and currently consists of a guarantee facility of $28 million, an overdraft facility of $10 million and  a foreign exchange facility of $2 million.  These facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2014.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$ (68.6)	$ 241.4
Investing activities	(354.4)	(34.9)
Financing activities	429.5	(208.3)
Net increase in cash and cash equivalents	$ 6.5	$ (1.8)

Operating Activities

Net cash used in operating activities was $68.6 million during the nine months ended September 30, 2014 compared to net cash provided by operating activities of $241.4 million during the nine months ended September 30, 2013. The increase in net cash used in operations was primarily the result of increased working capital requirements.  Excluding the impact of acquisitions, working capital increased $227.7 million in the first nine months of 2014 as compared to a decrease of $76.9 million in the first nine months of 2013. We experienced a significant increase in accounts receivable in the first nine months of 2014.  This was the result of a pick up in business throughout the year combined with the impact of the timing of payments from various large customers.  During the first nine months of 2014, we also grew our inventories in response to an increased level of sales.  We experienced an increase in accounts payable in the first nine months of 2014, primarily due to the timing of our vendor payment cycle at September 30, 2014 compared to December 31, 2013.

Investing Activities

Net cash used in investing activities was $354.4 million for the nine months ended September 30, 2014, compared  $34.9 million for the nine months ended September 30, 2013. The $319.5 million increase in cash used in investing activities was the result of the acquisitions of Stream, MSD and Hypteck, which required $347.0 million of cash during the nine months ended September 30, 2014.  Our capital expenditures were $10.1 million for the nine months ended September 30, 2014 and $14.9 million for the nine months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities was $429.5 million for the nine months ended September 30, 2014 compared to net cash used in financing activities of $208.3 million for the nine months ended September 30, 2013. The financing activities generally reflect advances and payments on our credit facilities. Net borrowings on our Global ABL Facility totaled $436.8 million in the first nine months of 2014 primarily to fund the Stream, MSD, and Hypteck acquisitions, compared to net repayments of $205.8 million in the first nine months of 2013.

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

As of September 30, 2014, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2014 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July1 - July 31	-	$ -	-	$ -
August 1 - August 31	6,848	$ 24.83	-	$ -
September 1 - September 30	3,230	$ 23.33	-	$ -
	10,078

(1) We purchased 10,078 shares in connection with funding employee income taxwithholding obligations arising upon the lapse of restrictions on restricted shares. There were no open-market repurchases.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 and (v) Notes to the Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E.Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  November 7, 2014