Form 10-K
period 2014-12-31
MRC GLOBAL INC.
filed 2015-02-20
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ◻

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $2,886 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2014. There were 102,101,892 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2015 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to “the Company”, “MRC Global”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical processing and general industrials) sectors. We offer more than 230,000 SKUs, including an extensive array of PVF, oilfield supply, automation, instrumentation and other general and specialty industry supply products from our global network of suppliers. Through our U.S., Canadian, and International segments, we serve our more than 21,000 customers through over 400 service locations. We are diversified by geography, the industry sectors we serve and the products we sell.

Our customers use the PVF and oilfield supplies that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages, and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products, petrochemical and other industrial sectors. Project activities, including exploration for oil and natural gas, facility expansions or new construction projects, are more commonly associated with a customer’s capital expenditures budget. These projects can be more sensitive to global oil and natural gas prices and general economic conditions. We mitigate our exposure to price volatility by limiting the length of any price-protected contracts and we believe that we have the ability to pass price increases on to the marketplace.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As an industrial distributor of PVF and related products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically and completing acquisitions.

We believe that global preferred supplier agreements allow us to better serve our customers’ needs and provide the customer with a global platform in which to buy their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we gain a larger proportion of the customer’s spending in our product categories.  In addition, through system integration, we believe transactions with these customers can be more streamlined. We strive to add scope to these arrangements in various ways including adding geographies, product lines, inventory management and inventory logistics.

Our approach to expanding existing markets and accessing new markets is multifaceted.  We seek to expand our geographic footprint, pursue strategic acquisitions and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply-chain solutions that enable us to consistently deliver the high quality products they need when they need them. By being a consistent and reliable partner, we are able to grow our market share with both new and existing customers.

We continually broaden our product offering and supplier base.  Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products. We are focused on higher margin products such as valves, valve automation and high alloy products.

We also target growth with our midsized customers and diversification of our midstream customer base. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Our acquisition strategy is focused on those that will broaden our international geographic footprint, in certain energy intensive regions, or those that expand our product offerings in stainless and alloy. We also consider “bolt-on” acquisitions that supplement our PVF leadership position.

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

Our U.S. segment represented approximately 74% of our consolidated revenues in 2014. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas producing regions. Our network is comprised of 134 branch locations, 9 distribution centers, 13 valve automation service centers and 102 third-party pipe yards.

Our Canadian segment represented approximately 11% of our consolidated revenues in 2014. Our distribution operations extend throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have 40 branch locations, one distribution center, one valve automation service center and 21 third-party pipe yards.

Our International segment represented approximately 15% of our consolidated revenues in 2014. This segment includes 61 branch locations located throughout Europe, Asia, Australasia and the Middle East with seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We also maintain 20 valve automation service centers in Europe, Asia and Australia.

Products:  We distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and high corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•Valves, Automation and Instrumentation. Product offering includes ball, butterfly, gate, globe, check, needle and plug valves which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, and a wide range of steam and instrumentation products used in various process applications within our refinery, petrochemical and general industrial sectors.

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

•Oil Country Tubular Goods (“OCTG”). OCTG includes casing (used for production and to line the well bore) and tubing pipe (used to extract oil or natural gas from wells) and is either classified as carbon or alloy depending on the grade of material.

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

As major integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing PVF and other related products, and we also often have MRC Global employees on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

Suppliers: We source the products we distribute from a global network of suppliers in over 45 countries. Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2014 approximated 44% of our total purchases, with our single largest supplier constituting approximately 6%. We are the largest customer for many of our suppliers, and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals, certified by the International Registry of Certificated Auditors, who specialize in conducting on-site assessments of our manufacturers as well as monitoring and evaluating the quality of goods produced. The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis placed on the MRC Global AML by both our customers and suppliers helps secure our central and critical position in the global PVF supply chain.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 20 countries and direct sales into over 90 countries around the world. Our broad distribution network and customer base allow us to capitalize on our extensive inventory offering. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

To address the needs of our customer base, our inside sales force of over 890 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

Seasonality: Our business normally experiences mild seasonal effects as demand for the products we distribute is generally higher during the months of August, September and October. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity near the end of the calendar year in the industry sectors we serve and due to winter weather disruptions. In addition, certain exploration and production (“E&P”) activities, primarily in Canada, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

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

We have a diverse customer base of over 21,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2014, our 25 largest customers represented approximately 47% of our total sales, with our single largest customer constituting approximately 5%. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2014 was $1.093 billion including $767 million, $66 million and $260 million in our US, Canadian and International segments, respectively. Our backlog at December 31, 2013 was $758 million including $470 million, $90 million and $198 million in our US, Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2015.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include nationally recognized PVF distributors, such as Distribution NOW, Ferguson Enterprises (a subsidiary of Wolseley, plc), Marubeni-Itochu, Van Leeuwen, Shale-Inland and Sumitomo, several large regional or product-specific competitors and many local, family-owned and privately held PVF distributors.

Employees: We have approximately 4,900 employees of which 203 employees belong to a union and are covered by collective bargaining agreements. We also have 47 employees in Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenues by geography, see “Note 13—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2014.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the U.S Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for new power plants, and issued proposed NSPS for existing power plants in October of 2014, which are expected to be finalized by summer of 2015.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

In addition, federal, state, local, foreign and provincial laws, regulations and permitting requirements have been adopted or are being considered that could impose more stringent permitting, disclosure, wastewater and other waste disposal and well construction and testing requirements on hydraulic fracturing, a practice involving the injection of water containing certain other substances into rock formations under pressure to stimulate production of hydrocarbons, particularly natural gas, from shale basin regions. Other states and the federal government are considering regulating this practice. These regulations include a variety of well construction, set back, wastewater disposal, emissions, baseline sampling, operational and disclosure requirements limiting how fracturing can be performed and requiring various degrees of disclosures regarding the contents of chemicals injected into the rock formations, as well as moratoria on all hydraulic fracturing activity. Any increased federal, regional or state regulation of hydraulic fracturing could reduce the demand for our products in these regions.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2014 and 2013 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

Available Information

Our website is located at www.mrcglobal.com. We make available free of charge on or through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 44% of our total purchases during the year ended December 31, 2014 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our MRO contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 47% of our sales for the year ended December 31, 2014. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.  In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In addition, in times when commodity prices are low, our customers with higher debt levels may not have the ability to pay their debts.  We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

We have now and will likely continue to have a significant amount of indebtedness. As of December 31, 2014, we had total debt outstanding of $1.454 billion, borrowing availability of $302.2 million under our credit facilities and total liquidity (borrowing capacity plus cash on hand) of $327.3 million. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2014 was $61.8 million.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as NSPS, for new power plants, and issued proposed NSPS for existing power plants in October of 2014, which are expected to be finalized by summer of 2015.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

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

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts of insurance we have or beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery. Finally, while we may have insurance coverage, we cannot guarantee that the insurance carrier will have the financial wherewithal to pay a claim otherwise covered by insurance, and as a result we may be responsible for any such claims.

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

We are a defendant in lawsuits involving approximately 1,075 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

We have a substantial amount of goodwill and other intangible assets recorded on our balance sheet, partly because of acquisitions and business combination transactions. The amortization of acquired intangible assets will reduce our future reported earnings. Furthermore, if our goodwill or other intangible assets become impaired, we may be required to recognize non-cash charges that would reduce our income.

As of December 31, 2014, we had $1.5 billion of goodwill and other intangibles recorded on our balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

Additionally, under U.S. generally accepted accounting principles, goodwill and certain other long lived intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal controls systems over financial reporting. This is not a static process as we may change our processes each year or acquire new companies that have different controls than our existing controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Changes in U.S. generally accepted accounting principles or tax laws could materially impact our results of operations.

The SEC continues to review the possibility of convergence to a single set of international accounting standards (such as International Financial Reporting Standards (“IFRS”)). The associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted.  Changes in the treatment of LIFO under tax laws could impact the tax treatment of LIFO.   If we had ceased valuing our inventory under the LIFO method at December 31, 2014, we would have been required to make tax payments approximating $133.1 million over the subsequent four years.

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

We have operations in the U.S. and in 20 countries that can be impacted by expected and unexpected changes in the business and legal environments in the countries in which we operate. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a modified hub and spoke model that is centered around our 10 distribution centers in the U.S and Canada with more than 170 branch locations which have inventory and local employees. Our U.S. network is comprised of 134 branch locations and nine distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and Houston, TX (Darien Street) distribution centers and lease the remaining seven distribution centers. In Canada, we have 40 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 15% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of 61 branch locations located throughout Europe, Asia, Australasia and the Middle East, including seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We own our Brussels, Belgium location and the remainder of our locations are leased.

Our Company maintains its principal executive office at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas, 77010 and also maintains a corporate office in Charleston, WV.  These locations have corporate functions such as accounting, human resources, legal and information technology.

ITEM  3.LEGAL PROCEEDINGS

From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that upon resolution are likely to have a material effect on our business, financial condition, results of operations or cash flows.

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

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 20, 2015 are listed below.

Andrew R. Lane, age 55, has served as our president and chief executive officer (“CEO”) since September 2008 and our chairman of the board since December 2009. He has served as a director of MRC Global Inc. since September 2008. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (A.M.P.) at Harvard Business School in 2000.

James E. Braun, age 55, has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun held a variety of leadership positions with Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 52, has served as our executive vice president—corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Gary A. Ittner, age 62, has served as senior vice president of valves, fittings, flanges, alloys and oilfield supplies since September 2014.  Prior to that, he served as executive vice president of supply chain management since August 2013.  Prior to this role, he served as executive vice president of corporate strategy, mergers and acquisitions since September 2012. From September 2010 to May 2012, he served as our executive vice president of global supply chain management and as our chief administrative officer. Prior to that, he served as our executive vice president—supply chain management from October 2008 to September 2010.  Mr. Ittner began working at MRC in 1971 following his freshman year at the University of Cincinnati and joined the Company full-time following his graduation in 1974.

Rory M. Isaac, age 64, has served as senior vice president of business development since September 2014.  Prior to that, he served as executive vice president – international operations since July 2013.  Mr. Isaac has served as executive vice president of corporate strategy, mergers and acquisitions from September 2012 to June 2013. Prior to this role, Mr. Isaac served as the executive vice president of global business development since December 2008. Prior to December 2008, he served in a variety of leadership positions within the Company since 1981.  Mr. Isaac attended the Citadel.

Scott A. Hutchinson, age 59, has served as senior vice president – North America since September 2014.  Prior to this role, Mr. Hutchinson was the senior vice president of global business processes, and, before that, he was our executive vice president of Canada operations.  Prior to that role, Mr. Hutchinson served as our executive vice president of North America operations beginning in November 2009.  From January 2009 to November 2009 he served as our senior vice president of the Eastern region covering most operational units east of the Mississippi River.  From October 1998 to January 2009, he served as senior vice president of our Midwest region.  From May 1988 to October 1998 he worked in various field positions with our Company and from 1984 to 1988, he served as outside sales representative for Grant Supply in Houston, Texas, which became part of our Company in 1987.  Prior to joining us, Mr. Hutchinson worked for Fluor Corporation in procurement.  He holds a bachelor of arts degree in marketing from the University of Central Florida.

James E. Dionisio, age 64, has served as our senior vice president of energy tubular products since September 2014.  Prior to this role Mr. Dionisio served as senior vice president of supply chain tubular products since January 2009.  Prior to that, he was the chief operating officer of Red Man Distributors since January 2008.  Before that, he was manager of OCTG from August 2006 to December 2008.  Before joining MRC Global, Mr. Dionisio was the vice president of sales with Sheffield Steel Corporation from July 1999 to July 2006.  Before that, he was vice president of sales with CF&I Steel Corporation and Rocky Mountain Steel and held a variety of operating and sales positions from September 1972 to July 1999.  Mr. Dionisio received a B.S. in metallurgical engineering from the Colorado School of Mines.  He has also taken executive financial and business course work at Stanford University.  He is a member of the Independent Producers Association and a member of the National Association of Steel Pipe Distributors.

Elton Bond, age 39, has served as our senior vice president and chief accounting officer since May 2011.  From September 2009 to May 2011, he served as senior vice president and treasurer.  Prior to that, he served as vice president of finance and compliance since December 2008. Before that, Mr. Bond was the director of finance and compliance since January 2007.  He started his career with MRC Global as the acquisition development manager in April 2006.  Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997.  He is a member of the American Institute of Certified Public Accountants and a member of the West Virginia Society of CPAs.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MRC Global Inc. common stock is listed on the New York Stock Exchange (“NYSE’) under the symbol “MRC”. The following table illustrates the high and low sales prices as reported by the NYSE for the two most recent years by quarter:

2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price

High	$ 32.10	$ 29.67	$ 28.55	$ 23.35

Low	$ 24.73	$ 26.17	$ 23.14	$ 13.41

2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$ 33.11	$ 34.14	$ 29.11	$ 32.70

Low	$ 26.86	$ 26.48	$ 23.15	$ 26.51

As of February 13, 2015, there were 287 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends during 2013 or 2014 and currently has no intention to declare any dividends.

The Company’s Global ABL Facility and Term Loan restrict our ability to declare cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Oil Service Sector Index. The total shareholder return assumes $100 invested on April 12, 2012, the date our stock first traded following our initial public offering, in MRC Global Inc., the S&P 500 Index and the Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
MRC
Oil Service Sector Index
S&P 500

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$ 5,933.2	$ 5,230.8	$ 5,570.8	$ 4,832.4	$ 3,845.5
Cost of sales	4,915.1	4,276.0	4,557.1	4,124.2	3,327.4
Gross profit	1,018.1	954.8	1,013.7	708.2	518.1
Selling, general and administrative expenses	716.0	643.0	606.7	513.6	451.7
Operating income (loss)	302.1	311.8	407.0	194.6	66.4
Other (expenses) income:
Interest expense	(61.8)	(60.7)	(112.5)	(136.8)	(139.6)
Loss on early extinguishment of debt	-	-	(114.0)	-	-
Other, net	(14.4)	(14.2)	1.2	(2.0)	(2.0)
Income (loss) before income taxes	225.9	236.9	181.7	55.8	(75.2)
Income taxes	81.8	84.8	63.7	26.8	(23.4)
Net income (loss)	$ 144.1	$ 152.1	$ 118.0	$ 29.0	$ (51.8)

Earnings (loss) per share amounts:
Basic	$ 1.41	$ 1.50	$ 1.22	$ 0.34	$ (0.61)
Diluted	$ 1.40	$ 1.48	$ 1.22	$ 0.34	$ (0.61)
Weighted average shares, basic (in thousands)	102,006	101,712	96,465	84,417	84,384
Weighted average shares, diluted (in thousands)	102,790	102,522	96,925	84,655	84,384
Dividends	$ -	$ -	$ -	$ -	$ -

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash	$ 25.1	$ 25.2	$ 37.1	$ 46.1	$ 56.2
Working capital (1)	1,438.0	1,083.9	1,200.5	1,074.7	842.6
Total assets	3,873.8	3,335.7	3,369.7	3,229.9	2,991.2
Long-term debt (2)	1,453.6	986.8	1,256.6	1,526.7	1,360.2
Stockholders' equity	1,397.2	1,338.3	1,185.9	720.8	689.8

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Financial Data:
Net cash flow:
Operating activities	$ (106.4)	$ 323.6	$ 240.1	$ (102.9)	$ 112.7
Investing activities	(362.0)	(69.4)	(183.0)	(48.0)	(16.2)
Financing activities	467.2	(265.0)	(60.5)	140.6	(98.2)

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

•our significant indebtedness;

•the dependence on our subsidiaries for cash to meet our obligations;

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

•the impact on us of changes in U.S. generally accepted accounting principles or tax laws;

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographical segments consisting of our U.S., Canadian, and International operations. We serve our customers in over 400 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 21,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been, and we believe will continue to be, driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products, petrochemical and other industrial sectors. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During 2014, the average oil price of West Texas Intermediate (“WTI”) was relatively stable at $93.17 compared to $97.98 per barrel in 2013.  However, beginning in the fourth quarter of 2014 and continuing into early 2015, the price of oil has dropped significantly to a level consistently around $50.00 per barrel with a consensus outlook for 2015 of $45.00 to $55.00 per barrel.  Natural gas prices increased to an average price of $4.37/Mcf (Henry Hub) for 2014 compared to $3.73/Mcf (Henry Hub) for 2013.  However, the current price has decreased to below $3.00/Mcf (Henry Hub) and the consensus outlook for 2015 is a range of $2.50/Mcf to $3.50/Mcf.

With the recent decline in both oil and natural gas prices, and forecasts indicating that prices will be at similarly low levels throughout 2015, we expect spending by our customers, particularly those in the upstream sector within North America, will be down sharply in 2015 as compared to 2014.  Prominent exploration and production capital expenditure surveys, which include many of our customers, indicate that spending could be down more than 35% in North America, implying a drop of 800 to 900 rigs from the peak in 2014, and 15% to 20% internationally.  We expect our upstream business to be impacted most significantly and in line with lower capital expenditure budgets.  These lower spending trends will also affect our midstream business but to a much lesser extent than upstream.  The downstream sector will be impacted more modestly.  These expenditure forecasts remain volatile as producers continue to grapple with the sudden, sharp decline in the price of oil.  In addition, because of the strengthening of the U.S. dollar relative to foreign currencies in areas where we operate, we expect revenues to be negatively impacted by more than $100 million as compared to 2014.

Because we anticipate 2015 to be a challenging year, we have taken additional steps in the first two months of the year to further reduce our operating costs.  In addition to a number of ongoing cost control measures, including hiring and salary freezes, we have eliminated approximately 270 positions including reductions of permanent and temporary employees, attrition and elimination of open positions.  As a result of these actions, we expect to incur a pre-tax severance charge of approximately $3 million in the first quarter of 2015.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance charges in 2015. In addition to these efforts to address costs, we are also actively managing our investment in working capital to an appropriate level and have deferred our acquisition activities.  This will allow us to generate cash which we will utilize to reduce our outstanding indebtedness.

In 2014, we completed the acquisitions of Stream AS (“Stream”) headquartered in Norway, MSD Engineering Pte. Limited (“MSD”) headquartered in Singapore, and Metron Holding AS, the parent company of Hypteck AS (“Hypteck”), headquartered in Norway.  Each of these acquisitions expanded our global footprint in distributing valves, automation, instrumentation and process control products.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2014 was $1.093 billion including $767 million, $66 million and $260 million in our US, Canadian and International segments, respectively. Our backlog at

December 31, 2013 was $758 million including $470 million, $90 million and $198 million in our US, Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2015.

The following table shows key industry indicators for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Average Rig Count (1):
United States	1,862	1,761	1,919
Canada	379	359	364
Total North America	2,241	2,120	2,283
International	1,337	1,296	1,234
Total Worldwide	3,578	3,416	3,517

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 93.17	$ 97.98	$ 94.05
Brent crude oil (per barrel)	$ 98.97	$ 108.56	$ 111.63
Natural gas ($/Mcf)	$ 4.37	$ 3.73	$ 2.75

Well Counts (1)	37,508	35,676	36,824
Average Monthly U.S. Well Permits (3)	6,348	5,871	5,251
3:2:1 Crack Spread (4)	$ 19.04	$ 23.57	$ 29.34
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations for the years ended December 31, 2014, 2013 and 2012

The breakdown of our sales by sector for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions):

	Year Ended December 31,
	2014		2013		2012

Upstream	$ 2,806.5	47%	$ 2,314.9	44%	$ 2,534.7	46%
Midstream	1,654.7	28%	1,491.0	29%	1,526.2	27%
Downstream and other industrials	1,472.0	25%	1,424.9	27%	1,509.9	27%
	$ 5,933.2	100%	$ 5,230.8	100%	$ 5,570.8	100%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

For the years ended December 31, 2014 and 2013 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 4,427.4	$ 3,967.6	$ 459.8	11.6%
Canada	632.5	709.4	(76.9)	(10.8%)
International	873.3	553.8	319.5	57.7%
Consolidated	$ 5,933.2	$ 5,230.8	$ 702.4	13.4%

Operating income:
U.S.	$ 266.2	$ 280.1	$ (13.9)	(5.0%)
Canada	27.7	20.9	6.8	32.5%
International	8.2	10.8	(2.6)	(24.1%)
Consolidated	302.1	311.8	(9.7)	(3.1%)

Interest expense	(61.8)	(60.7)	(1.1)	1.8%
Other expense	(14.4)	(14.2)	(0.2)	1.4%
Income tax expense	(81.8)	(84.8)	3.0	(3.5%)
Net income	$ 144.1	$ 152.1	$ (8.0)	(5.3%)

Adjusted Gross Profit (1)	$ 1,120.3	$ 1,009.0	$ 111.3	11.0%
Adjusted EBITDA (1)	$ 424.0	$ 386.4	$ 37.6	9.7%

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 29-30 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $5,933.2 million for the year ended December 31, 2014 as compared to $5,230.8 million for the year ended December 31, 2013.

U.S. Segment—Our U.S. sales increased $459.8 million to $4,427.4 million for 2014 from $3,967.6 million for 2013. The 12% increase primarily reflected organic growth across substantially all major product lines and sectors, with the emphasis being in valves and line pipe in the upstream and midstream sectors responsive to growth in customer capital spending, increases in rig count and well completions, as well as market share gains.

Canadian Segment—Our Canadian sales decreased $76.9 million to $632.5 million for 2014 from $709.4 million for 2013.  The divestiture of our progressive cavity pump (“PCP”) distribution business negatively impacted sales by $82 million, and the negative impact on sales of the decline of the Canadian dollar relative to the U.S. dollar was approximately $45 million.  After adjusting for these items, Canadian sales were up 7%, which was also due to an increase in customer spending.

International Segment—Our International sales increased $319.5 million to $873.3 million for 2014 from $553.8 million for 2013.  This increase was primarily the result of the acquisitions of Stream, Flangefitt Stainless Ltd. (“Flangefitt”), MSD, and Hypteck which collectively added $320.2 million in revenue during 2014.

Gross Profit. Our gross profit was $1,018.1 million (17.2% of sales) for the year ended December 31, 2014 as compared to $954.8 million (18.3% of sales) for the year ended December 31, 2013.  The 110 basis point decline in gross profit percentage reflected the impact of deflation in our line pipe product group as well as our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $11.9 million in 2014 as compared to a reduction in cost of sales of $20.2 million in 2013.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $45.7 million and $37.2 million for the years ended December 31, 2014 and 2013.

Adjusted Gross Profit. Adjusted Gross Profit increased to $1,120.3 million (18.9% of sales) for 2014 from $1,009.0 million (19.3% of sales) for 2013,  an increase of $111.3 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2014	of Revenue	2013	of Revenue

Gross profit, as reported	$ 1,018.1	17.2%	$ 954.8	18.3%
Depreciation and amortization	22.5	0.4%	22.3	0.4%
Amortization of intangibles	67.8	1.1%	52.1	1.0%
Increase (decrease) in LIFO reserve	11.9	0.2%	(20.2)	(0.4%)
Adjusted Gross Profit	$ 1,120.3	18.9%	$ 1,009.0	19.3%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $716.0 million (12.1% of sales) for the year ended December 31, 2014 as compared to $643.0 million (12.3% of sales) for the year ended December 31, 2013.  The $73.0 million increase was substantially all attributable to our acquired businesses which contributed approximately $77 million of incremental SG&A.  Included within our 2014 SG&A expenses were $7.5 million of severance and related costs and $5.7 million of charges related to the cancellation of executive employment agreements, $2.5 million of which represents the accelerated recognition of equity-based compensation expense.  These increases in SG&A expenses were offset by cost reducing initiatives undertaken during the first half of 2014 as well as the divestiture of our Canadian progressive pump business which reduced SG&A by $12.8 million.

Operating Income. Operating income was $302.1 million for the year ended December 31, 2014, as compared to operating income of $311.8 million for the year ended December 31, 2013, a decrease of $9.7 million.

U.S. Segment—Operating income for our U.S. segment decreased to $266.2 million for 2014 from $280.1 million for 2013. The decline of $13.9 million was driven by a decline in gross profit percentage, including the impact of our LIFO inventory costing methodology, as well as an increase in SG&A expenses, including $4.1 million of severance and related charges and $5.7 million of charges related to the cancellation of certain executive employment agreements.  Excluding these items, operating income would have increased from 2013 and would have represented a comparable percentage of sales.

Canadian Segment—Operating income for our Canadian segment increased to $27.7 million for 2014 from $20.9 million for 2013. The increase of $6.8 million reflected the improved profitability resulting from the divestiture of our PCP business offset by $0.6 million of severance and related charges.

International Segment—Operating income for our International segment decreased to $8.2 million for 2014 from $10.8 million in 2013. The $2.6 million decrease  was a result of $2.8 million of severance and related charges incurred during the year offset by an increase in sales and the cost reduction initiatives undertaken in the first half of 2014.

Interest Expense. Our interest expense was $61.8 million for the year ended December 31, 2014 as compared to $60.7 million for the year ended December 31, 2013.  The increase was due to higher average debt levels in 2014.

Other Income (Expense). Our other expense increased to $14.4 million for the year ended December 31, 2014 from $14.2 million for the year ended December 31, 2013. In 2014, other expense included a $6.2 million charge related to the divestiture of our Canadian PCP business, $4.1 million related to the disposition of our rolled and welded pipe business, $2.5 million of foreign currency losses, and $1.1 million in expense related to the change in the fair value of derivatives.  The rolled and welded business was a small operation in Wagoner, Oklahoma which fabricated large diameter steel pipe.  This represented a non-core activity for us that we elected to discontinue. The 2013 expense included $5.1 million related to the re-pricing of our Term Loan B and $12.9 million of foreign currency losses. These expenses were offset by gains on derivative transactions of $4.7 million.

Income Tax Expense. Our income tax expense was $81.8 million for the year ended December 31, 2014, as compared to $84.8 million for the year ended December 31, 2013. Our effective tax rates were 36.2% and 35.8% for the years ended December 31, 2014 and 2013, respectively. These rates generally differ from the federal statutory rate of 35% principally as a result of different tax rates in foreign tax jurisdictions and certain deductions and credits allowable for income tax purposes, partially offset by state and local income taxes.

Net Income. Our net income was $144.1 million for the year ended December 31, 2014 as compared to net income of $152.1 million for the year ended December 31, 2013, a decrease of $8.0 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $424.0 million for the year ended December 31, 2014, as compared to $386.4 million for the year ended December 31, 2013. Our Adjusted EBITDA increased $37.6 million over that period primarily as a result of the factors noted above.

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our financial statements (in millions):

	Year Ended December 31,
	2014	2013
Net income	$ 144.1	$ 152.1
Income tax expense	81.8	84.8
Interest expense	61.8	60.7
Expenses associated with refinancing	-	5.1
Depreciation and amortization	22.5	22.3
Amortization of intangibles	67.8	52.1
Increase (decrease) in LIFO reserve	11.9	(20.2)
Change in fair value of derivative instruments	1.1	(4.7)
Equity-based compensation expense	8.9	15.5
Severance and related charges	7.5	0.8
Loss on sale of Canadian PCP business	6.2	-
Loss on disposition of rolled and welded business	4.1	-
Cancellation of executive employment agreements	3.2	-
Foreign currency losses	2.5	12.9
Insurance charge	-	2.0
Other expense	0.6	3.0
Adjusted EBITDA	$ 424.0	$ 386.4

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

For the years ended December 31, 2013 and 2012 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Sales:
U.S.	$ 3,967.6	$ 4,238.4	$ (270.8)	(6.4%)
Canada	709.4	765.2	(55.8)	(7.3%)
International	553.8	567.2	(13.4)	(2.4%)
Consolidated	$ 5,230.8	$ 5,570.8	$ (340.0)	(6.1%)

Operating income:
U.S.	$ 280.1	$ 358.3	$ (78.2)	(21.8%)
Canada	20.9	27.2	(6.3)	(23.2%)
International	10.8	21.5	(10.7)	(49.8%)
Consolidated	311.8	407.0	(95.2)	(23.4%)

Interest expense	(60.7)	(112.5)	51.8	(46.0%)
Loss on early extinguishment of debt	-	(114.0)	114.0	N/M
Other (expense) income	(14.2)	1.2	(15.4)	N/M
Income tax expense	(84.8)	(63.7)	(21.1)	33.1%
Net income	$ 152.1	$ 118.0	$ 34.1	28.9%

Adjusted Gross Profit (1)	$ 1,009.0	$ 1,057.7	$ (48.7)	(4.6%)
Adjusted EBITDA (1)	$ 386.4	$ 463.2	$ (76.8)	(16.6%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 32-33 herein.

Sales. Our sales were $5,230.8 million for the year ended December 31, 2013 as compared to $5,570.8 million for the year ended December 31, 2012.

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

Canadian Segment—Our Canadian sales decreased $55.8 million to $709.4 million for 2013 from $765.2 million for 2012. Over one-third of the overall 7% decrease was the result of a decline in the Canadian dollar relative to the U.S. dollar.  The remainder of the 7% decrease was due to a longer than normal spring break-up as well as a decline in project sales particularly in the oil sands region of northern Alberta.

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

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2013	of Revenue	2012	of Revenue

Gross profit, as reported	$ 954.8	18.3%	$ 1,013.7	18.2%
Depreciation and amortization	22.3	0.4%	18.6	0.3%
Amortization of intangibles	52.1	1.0%	49.5	0.9%
(Decrease) increase in LIFO reserve	(20.2)	(0.4%)	(24.1)	(0.4%)
Adjusted Gross Profit	$ 1,009.0	19.3%	$ 1,057.7	19.0%

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

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	December 31,	December 31,	December 31,
	2014	2013	2012

Net cash (used in) provided by :
Operating activities	$ (106.4)	$ 323.6	$ 240.1
Investing activities	(362.0)	(69.4)	(183.0)
Financing activities	467.2	(265.0)	(60.5)
Net decrease in cash and cash equivalents	$ (1.2)	$ (10.8)	$ (3.4)

Effect of foreign exchange rate on cash	$ 1.0	$ (1.1)	$ (5.6)

Operating Activities

Net cash used in operating activities was $106.4 million in 2014, compared to net cash provided by operating activities of $323.6 million in 2013. Excluding the impact of acquisitions, working capital increased $289.5 million in 2014 (from 2013) as compared to a decrease of $125.3 million in 2013 (from 2012).   The $430.0 million increase in net cash used in operations was a result of this this increase in working capital, which reflected an overall increase in business activity during 2014.  We experienced a significant increase in accounts receivable during 2014.  This was a result of an increase in business activity throughout the year combined with the impact of the timing of payments from various large customers. The last half of the year generated large sales volumes, requiring a build-up of inventory necessary to replenish to the appropriate inventory levels and ensure that long lead times were addressed requiring an investment in working capital.

Net cash provided by operating activities was $323.6 million in 2013, compared to net cash provided by operating activities of $240.1 million in 2012. Excluding the impact of acquisitions, working capital decreased $125.3 million in 2013 (from 2012) as compared to an increase of $49.1 million in 2012 (from 2011). The $83.5 million increase in net cash provided by operations was a result of this reduction in working capital offset by a reduction in net income when adjusted for non-cash items such as the $114.0 million charge associated with the redemption of our senior secured notes in 2012.  The decline in working capital in 2013 reflected the overall impact of normal working capital movement resulting from 2013 business activity levels combined with timing issues impacting accounts payable. Although full year sales for 2013 were down noticeably as compared to 2012, our sales in the fourth quarter of 2013 were up slightly as compared to the same period in 2012, which resulted in a comparable balance of accounts receivable. Similarly, we increased our inventory balances late in 2013 to amounts comparable to the end of 2012 in anticipation of sales growth in 2014 returning to 2012 levels. In addition, we saw a significant increase in the balance of accounts payable at December 31, 2013 as compared to December 31, 2012, which was attributable to inventory growth as well as the timing of our vendor payment cycle, which resulted in a larger volume of vendor balances being paid subsequent to the end of the year rather than before.

Investing Activities

Net cash used in investing activities was $362.0 million in 2014, compared to $69.4 million in 2013.  The $292.6 million increase in net cash used in investing activities was primarily due to the acquisitions of Stream, MSD and Hypteck, which required cash of $343.9 million in 2014 as compared to the smaller acquisitions of Flow Control Products and Flangefitt that occurred in 2013, which required cash of $46.8 million. Our capital expenditures as a percentage of sales were 0.3% in 2014 and 0.4% in 2013.  We expect an increase in capital expenditures in 2015, to approximately $43 million, due to our plan to implement a new information technology system in certain areas of the international segment.

Net cash used in investing activities was $69.4 million in 2013, compared to $183.0 million in 2012. The $113.6 million decrease in net cash used in investing activities was primarily due to the smaller acquisitions of Flow Control Products and Flangefitt that occurred in 2013, which required cash of $46.8 million, as compared to the 2012 acquisitions of MRC PSA, PSS and Chaparral Supply which required cash of $152.4 million. Our capital expenditures as a percentage of sales were 0.4% in 2013 and 0.5% in 2012.

Financing Activities

Net cash provided by financing activities was $467.2 million in 2014, compared to net cash used in financing activities of $265.0 million in 2013.   The financing activities generally reflect the advances and payments on our credit facilities.  In 2014, net borrowings on our Global ABL facility totaled $476.0 million primarily to fund the Stream, MSD, and Hypteck acquisitions. In 2013, we used cash of $412.0 million to repay our revolving credit facility, which was offset by the $150 million increase in our Term Loan in the November 2013 re-pricing.  In 2012, we received net proceeds of $333.3 million from our initial public offering and $644 million at closing from borrowings under our $650 million Term Loan. We used $1.1 billion to redeem our outstanding senior secured notes with proceeds from borrowings under our Global ABL Facility as well as our Term Loan.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2014 and 2013, we had cash and cash equivalents of $25.1 million and $25.2 million, respectively. As of December 31, 2014 and 2013, $22.2 million and $21.9 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to permanently reinvest the cash our foreign subsidiaries hold, and there are currently no plans for the repatriation of those amounts.

Our primary credit facilities consist of a seven-year $793.5 million Term Loan maturing in November 2019 and a five-year $1.05 billion Global ABL Facility maturing in July 2019. The Global ABL Facility provides a  $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4  million facility in the Netherlands and a $4 million facility in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments. As of December 31, 2014, we had $302.2 million available under this Global ABL Facility.    Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.  In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of a guarantee facility of $24 million, an overdraft facility of $9 million and a foreign exchange facility of $1 million. The Norwegian facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2014.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2014 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2015	2016-2017	2018-2019	5 Years
Long-term debt (1)	$ 1,453.6	$ 7.9	$ 15.9	$ 1,429.8	$ -
Interest payments (2)	241.8	51.4	101.7	88.7	-
Foreign exchange forward contracts	(1.6)	(1.6)	-	-	-
Capital leases	1.3	0.3	0.3	0.3	0.4
Operating leases	226.0	51.2	73.1	43.1	58.6
Purchase obligations (3)	664.9	664.9	-	-	-
Other long-term liabilities	22.1	-	-	-	22.1
Total	$ 2,608.1	$ 774.1	$ 191.0	$ 1,561.9	$ 81.1

(1)     Long-term debt is based on debt outstanding on December 31, 2014.

(2)     Interest payments are based on interest rates in effect at December 31, 2014 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $77.9 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2014. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, McJunkin Red Man Corporation, purportedly distributed. As of December 31, 2014, we are a named defendant in approximately 430 lawsuits involving approximately 1,075 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 15—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2014.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2015.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend against them vigorously.  In 2014, the Company divested its PCP business to Europump, which Halliburton Corporation subsequently purchased.

SKF Claim. On February 19, 2013, in the United States District Court for the District of Delaware, SKF USA Inc. (a subsidiary of SKF AB, a Swedish company) sued McJunkin Red Man Corporation and MRC Global Inc. for trademark infringement unfair competition, unjust enrichment, federal cybersquatting, and related claims.  SKF contends that the Company, through its use of the red "MRC" block letters, is willfully infringing on SKF's use of a similar mark which SKF uses to market bearings. SKF claims first use of this mark and has requested an injunction to prohibit the Company from using “MRC.”  The Company has used the MRC letters for years without any known or identifiable actual confusion.  The Company denies SKF’s allegations and further contends there is no likelihood of confusion as to the source of the products and the distribution services provided by the Company.  Further, the plaintiff’s inability to show actual harm or that there was any intent to deceive by the Company precludes the plaintiff from recovering damages.

The Company has asserted several affirmative defenses and also counter-claims for misrepresentation, unfair competition, and interference with business opportunities.

The discovery phase is complete, and both parties have filed summary judgment motions to be heard at the pretrial conference.  A bench trial is scheduled to begin on March 9, 2015.  If the court denies summary judgment, the Company believes that a potential loss may be reasonably possible.  Despite the plaintiff’s assertion of a material amount of damages, the Company believes these damages are wholly unsupported and in our opinion, the ultimate disposition of this matter is not likely to have a material adverse effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S generally accepted accounting principles. To apply these principles, management must make judgments and assumptions and develop estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. The notes to our audited financial statements included elsewhere in this report describe our accounting policies. These critical accounting policies could materially affect the amounts recorded in our financial statements. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements:

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 11% of our total assets as of December 31, 2014. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.

The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value. During 2014, 2013 and 2012, no indicators of impairment existed. While we believe our assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Goodwill and Other Indefinite-Lived Intangible Assets: Our goodwill and other indefinite-lived intangible assets comprise approximately 28% of our total assets as of December 31, 2014. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three reportable segments (U.S., Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, a second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses. These valuation methods require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2014, 2013 and 2012. With the exception of Canada in 2014, where no goodwill is recorded, the estimated fair value of each of our reporting units substantially exceeded their carrying values. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

We performed a sensitivity analysis of key fair value assumptions by increasing our estimated weighted average cost of capital by 50 basis points and reducing our perpetual growth rate by 50 basis points.  Using these assumptions, the fair value of the reporting units with goodwill still exceeded their carrying value.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. No impairment charges were recognized during the years ended December 31, 2014, 2013 and 2012, as the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2014, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2014, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $8.0 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded gains related to foreign currency contracts of $1.1 million, $4.7 million and $0.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of MRC Global Inc. and Subsidiaries:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4
Consolidated Statements of Income for the years ended December 31, 2014 , 2013, and 2012	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 , 2013, and 2012	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 , 2013, and 2012	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2014 , 2013, and 2012	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2014 and has concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

In February 2015, to further strengthen the link between long-term compensation and Company performance, we granted each of our officers named in the table below performance stock units pursuant to the MRC Global Inc. 2011 Omnibus Incentive Plan.  Each recipient of performance stock units can earn shares of Company common stock between 0 and 150% of the target number of units based:

•

50% on a three-year total shareholder return relative to the companies in the Philadelphia OSX Index (the “OSX Index”) at the end of the three-year period ending December 31, 2017 (the “Performance Period”) and

•	50% on a three-year return on average net capital employed objective for the Performance Period.

The performance stock units vest at the end of the Performance Period so long as the recipient remains employed with the Company when the performance against the two criteria is measured.

Below is the number of target performance stock units that the Company granted to each executive:

Name	Job Title	# of Performance Stock Units
Lane, Andrew R.	Chairman, President & CEO	80,249
Braun, James E.	Executive Vice President & CFO	26,907
Churay, Daniel J.	Executive Vice President & GC	15,106
Hutchinson, Scott A.	Senior Vice President- NAOPS	14,058
Isaac, Rory M.	Senior Vice President- BD	15,389
Ittner, Gary A.	Senior Vice President- SCM	7,506
Dionisio, James E.	Senior VP- Energy Tubulars	11,349
Bowhay, John	Senior VP - Asia Pacific & ME	12,085
Aasland, Steinar	Senior VP – Europe	12,433

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held April 29, 2015 (“Proxy Statement”), which information is incorporated by reference herein.

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

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics for Senior Officers”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Ethics applicable to all employees are available on our Internet website at www.mrcglobal.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at 2 Houston Center, 909 Fannin Street, Suite 3100, Houston, Texas 77010. We intend to disclose any amendments to or waivers of the Code of Ethics for Senior Officers on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, and persons performing similar functions on our Internet website at www.mrcglobal.com under the Investor Relations page, promptly following the date of any such amendment or waiver.

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation  Discussion and  Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2014,” “Grants of Plan-Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested During 2014,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation for 2014,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options and restricted stock	4,352,694	$ 21.39	958,926

Equity compensation plans not approved by security holders	None	N/A	None

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy”, “CORPORATE GOVERNANCE AND BOARD MATTERS,” “Board and  Committees,” “Board of Directors,” “Director Independence” and “Committees of the Board” in our Proxy Statement, which information is incorporated by reference herein.

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

10.1

Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of July 18, 2014, among McJunkin Red Man Corporation, Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a Guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Transmark NV, as a Belgian Borrower, MRC Canada ULC, as a Canadian Borrower, MRC Transmark B.V., as Dutch Borrower, MRC Global Norway AS, MRC Solberg & Andersen AS, MRC Energy Piping AS and MRC Teamtrade AS, as Norwegian Borrowers, MRC Flangefitt Limited, MRC Transmark Limited and MRC Transmark (Dragon) Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on July 18, 2014).

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

10.5†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay, and formerly with Gary Ittner and Rory Isaac (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.6†

Form of deferral amendment to the Employment Agreements of Messrs. Rory Isaac and Gary Ittner (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on August 12, 2014).

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

10.10.1†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (for awards prior to 2015). (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement on Form S-1 of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) (No. 333-153091) filed with the SEC on September 26, 2008).

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

10.12.3†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement (for awards prior to 2014). (Incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.12.4†

Form of MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.12.5†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards after 2012). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.12.6†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards after 2012). (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.12.7†

Form of MRC Global Inc. Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13.7 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.12.8†

Form of MRC Global Inc. Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.8 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.12.9†

Form of MRC Global Inc. Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.12.10†*	Form of MRC Global Inc. Performance Share Unit Award Agreement.
10.12.11†*	Restricted Stock Award Agreement (for awards after 2014).
10.13†

MRC Global Inc. (formerly known as McJunkin Red Man Holding Corporation) Director Compensation Plan.  (Incorporated by reference to Exhibit 10.14 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.14†

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

10.14.1†

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

10.14.2†

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

10.14.3†

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

10.14.4†

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

10.17†

Indemnification Agreement by and between the Company and Peter C. Boylan, III dated August 11, 2010. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.18

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

10.19†*	Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Employees.
21.1*	List of Subsidiaries of MRC Global Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the twelve month periods ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the twelve month periods ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the twelve month periods ended December 31,  2014, 2013 and 2012, (v) the Consolidated Statements of Stockholders’ Equity for the twelve month periods ended December 31,  2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	February 20, 2015

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 20, 2015

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 20, 2015

/S/ RHYS J. BEST Rhys J. Best	Lead Director	February 20, 2015

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 20, 2015

/S/ PETER C. BOYLAN, III Peter C. Boylan, III	Director	February 20, 2015

/S/ HENRY CORNELL Henry Cornell	Director	February 20, 2015

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 20, 2015

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 20, 2015

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 20, 2015

/S/ JOHN A. PERKINS John A. Perkins	Director	February 20, 2015

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 20, 2015

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission  (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Management has excluded Stream AS and subsidiaries from its assessment of internal controls over financial reporting as of December 31, 2014 because the Company acquired Stream AS effective January 6, 2014.  Stream AS and subsidiaries contributed approximately 4% of consolidated assets and revenue as of and for the year ended December 31, 2014.

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

February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MRC Global Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stream AS and subsidiaries which are included in the December 31, 2014 consolidated financial statements of MRC Global Inc. and subsidiaries and constituted approximately 4% of consolidated assets, net assets and revenues and approximately (3%) of net income as of and for the year ended December 31, 2014.  Our audit of internal control over financial reporting of MRC Global Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Stream AS and subsidiaries.

In our opinion, MRC Global Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 20, 2015

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

	December 31,
	2014	2013

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 25,064	$ 25,188
Accounts receivable, net	974,454	812,147
Inventories, net	1,186,946	971,567
Other current assets	35,698	37,091
Total current assets	2,222,162	1,845,993

Other assets	28,534	30,473

Property, plant and equipment, net	116,001	118,923

Intangible assets:
Goodwill, net	806,006	632,284
Other intangible assets, net	701,118	708,009

	$ 3,873,821	$ 3,335,682

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 538,943	$ 550,393
Accrued expenses and other current liabilities	167,825	124,925
Deferred income taxes	69,435	78,844
Current portion of long-term debt	7,935	7,935
Total current liabilities	784,138	762,097

Long-term obligations:
Long-term debt, net	1,445,709	978,899
Deferred income taxes	223,705	241,116
Other liabilities	23,054	15,302

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,095 and 101,913 issued and outstanding, respectively	1,022	1,019
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,655,696	1,644,406
Retained deficit	(122,625)	(266,735)
Accumulated other comprehensive loss	(136,878)	(40,422)
	1,397,215	1,338,268
	$ 3,873,821	$ 3,335,682
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2014	2013	2012

	(In thousands, except per share amounts)
Sales	$ 5,933,212	$ 5,230,792	$ 5,570,858
Cost of sales	4,915,106	4,276,033	4,557,115
Gross profit	1,018,106	954,759	1,013,743

Selling, general and administrative expenses	715,958	642,994	606,753
Operating income	302,148	311,765	406,990

Other (expense) income:
Interest expense	(61,752)	(60,685)	(112,519)
Loss on early extinguishment of debt	-	-	(113,961)
Other, net	(14,450)	(14,169)	1,186

Income before income taxes	225,946	236,911	181,696
Income tax expense	81,836	84,816	63,738
Net income	$ 144,110	$ 152,095	$ 117,958

Basic earnings per common share	$ 1.41	$ 1.50	$ 1.22
Diluted earnings per common share	$ 1.40	$ 1.48	$ 1.22
Weighted-average common shares, basic	102,006	101,712	96,465
Weighted-average common shares, diluted	102,790	102,522	96,925

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Net income	$ 144,110	$ 152,095	$ 117,958

Other comprehensive (loss) income:
Foreign currency translation adjustments	(96,092)	(18,344)	3,793
Pension related adjustments	(364)	86	183
Total other comprehensive (loss) income	(96,456)	(18,258)	3,976
Comprehensive income	$ 47,654	$ 133,837	$ 121,934

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 2011	84,427	$ 844	$ 1,282,949	$ (536,791)	$ (26,140)	$ 720,862
Net income	-	-	-	117,958	-	117,958
Foreign currency translation	-	-	-	-	3,793	3,793
Pension related adjustments	-	-	-	-	183	183
Common stock issued in initial public offering	17,046	171	333,171	-	-	333,342
Vesting of restricted stock	22	-	-	-	-	-
Forfeited dividends on forfeited unvested restricted stock	-	-	-	3	-	3
Equity-based compensation expense	-	-	8,475	-	-	8,475
Exercise of stock options	68	1	676	-	-	677
Tax benefits on equity-based compensation	-	-	629	-	-	629

Balance at December 31, 2012	101,563	1,016	1,625,900	(418,830)	(22,164)	1,185,922
Net income	-	-	-	152,095	-	152,095
Foreign currency translation	-	-	-	-	(18,344)	(18,344)
Pension related adjustments	-	-	-	-	86	86
Vesting of restricted stock	135	-	-	-	-	-
Shares withheld for taxes	(48)	-	(1,512)	-	-	(1,512)
Forfeited restricted stock	-	-	(7)	-	-	(7)
Equity-based compensation expense	-	-	15,488	-	-	15,488
Exercise of stock options	263	3	3,282	-	-	3,285
Tax benefit on equity-based compensation	-	-	1,261	-	-	1,261
Other	-	-	(6)	-	-	(6)

Balance at December 31, 2013	101,913	1,019	1,644,406	(266,735)	(40,422)	1,338,268
Net income	-	-	-	144,110	-	144,110
Foreign currency translation	-	-	-	-	(96,092)	(96,092)
Pension related adjustments	-	-	-	-	(364)	(364)
Vesting of restricted stock	36	-	-	-	-	-
Shares withheld for taxes	(15)	-	(367)	-	-	(367)
Equity-based compensation expense	-	-	8,973	-	-	8,973
Exercise of stock options	161	3	2,696	-	-	2,699
Tax expense on equity-based compensation	-	-	(12)	-	-	(12)
Balance at December 31, 2014	102,095	$ 1,022	$ 1,655,696	$ (122,625)	$ (136,878)	$ 1,397,215

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Operating activities
Net income	$ 144,110	$ 152,095	$ 117,958
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	22,459	22,338	18,585
Amortization of intangibles	67,799	52,072	49,466
Equity-based compensation expense	8,973	15,488	8,475
Deferred income tax benefit	(34,200)	(19,823)	(20,432)
Amortization of debt issuance costs	5,008	5,777	8,782
Loss on early extinguishment of debt	-	-	113,961
Increase (decrease) in LIFO reserve	11,860	(20,180)	(24,140)
Change in fair value of derivative instruments	1,087	(4,731)	(2,186)
Provision for uncollectible accounts	1,727	(298)	2,428
Foreign currency losses (gains)	2,462	12,913	(766)
Other non-cash items	7,673	4,002	9,412
Changes in operating assets and liabilities:
Accounts receivable	(132,127)	2,069	22,399
Inventories	(208,711)	4,479	26,674
Income taxes payable	13,296	(7,057)	(12,593)
Other current assets	2,405	(8,738)	(681)
Accounts payable	(29,747)	117,320	(84,380)
Accrued expenses and other current liabilities	9,548	(4,138)	7,110
Net cash (used in) provided by operations	(106,378)	323,588	240,072

Investing activities
Purchases of property, plant and equipment	(20,078)	(22,068)	(26,189)
Proceeds from the disposition of property, plant and equipment	1,335	4,583	2,272
Acquisitions, net of cash acquired of $3,757, $2,433 and $0	(343,928)	(46,794)	(152,367)
Other investing activities	700	(5,130)	(6,755)
Net cash used in investing activities	(361,971)	(69,409)	(183,039)

Financing activities
Proceeds from the sale of common stock	-	-	333,342
Payments on revolving credit facilities	(1,501,122)	(2,150,188)	(2,422,136)
Proceeds from revolving credit facilities	1,977,162	1,738,213	2,571,835
Purchases and redemption of senior secured notes	-	-	(1,135,223)
Proceeds from issuance of term loan	-	150,000	643,500
Payments on long-term obligations	(7,935)	(6,859)	(33,081)
Debt issuance costs paid	(3,713)	(697)	(20,038)
Proceeds from exercise of stock options	2,699	3,285	677
Tax benefit on stock options	150	1,261	629
Other financing activities	-	(6)	3
Net cash provided by (used in) financing activities	467,241	(264,991)	(60,492)

Decrease in cash	(1,108)	(10,812)	(3,459)
Effect of foreign exchange rate on cash	984	(1,090)	(5,578)
Cash -- beginning of year	25,188	37,090	46,127
Cash -- end of year	$ 25,064	$ 25,188	$ 37,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 56,551	$ 55,484	$ 104,846
Cash paid for income taxes	$ 102,648	$ 110,104	$ 96,526
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2014

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

Allowance for Doubtful Accounts: We evaluate the adequacy of the allowance for losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting doubtful accounts including customer specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for losses on receivables is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenues. This practice excludes certain inventories, which are held outside of the United States, approximating $315.4 million and $264.0 million at December 31, 2014 and 2013, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Allowances for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales trends. The allowance, which totaled $24.6 million and $23.2 million at December 31, 2014 and 2013, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs are reflected in other assets and totaled $17.8 million and $19.1 million, net of accumulated amortization of $2.9 million and $5.7 million, at December 31, 2014 and 2013.

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

Insurance: We are self-insured for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, stock throughput, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and employee healthcare.  These programs have deductibles ranging from $0 to $1.0 million and are secured by various letters of credit totaling $8.7 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits.  We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities.  Our accrued liabilities related to all deductibles/retentions under insurance programs (other than employee healthcare) were $8.5 million and $7.8 million as of December 31, 2014 and 2013, respectively.  In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis.  Reserves for self-insurance accrued liabilities for employee healthcare were $2.6 million and $3.3 million as of December 31, 2014 and 2013, respectively.

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

Revenue Recognition: Sales to our principal customers are made pursuant to agreements that normally provide for transfer of legal title and risk upon shipment. We recognize revenue as products are shipped, title has transferred to the customer and the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Freight charges billed to customers are reflected in revenues. Return allowances are estimated using historical experience. Amounts received in advance of shipment are deferred and recognized as revenue when the products are shipped and title is transferred. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of income.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $45.7 million,  $37.2 million, and $34.8 million for the years ended December 31, 2014, 2013 and 2012.

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

Concentration of Credit Risk: Most of our business activity is with customers in the energy and industrial sectors. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2014, 2013 and 2012, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2014, 2013 and 2012, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Segment Reporting: We have three operating and reportable segments, the United States of America, Canada, and International. These segments represent our global business of providing pipe, valves, fittings and related products and services to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets, through our distribution operations located throughout the world.

Recently Issued Accounting Standards:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements and the implementation approach to be used.

NOTE 2—ACQUISITIONS

In 2014, we completed three acquisitions for an aggregate purchase price of $343.9 million, net of cash acquired.  These acquisitions included:

•

Stream AS (“Stream”).  Stream is the leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf.

•

MSD Engineering Pte. Limited (“MSD”).  MSD is a major distributor and regional service provider of valve and valve automation solutions to customers in Singapore, Brunei, China, Malaysia, Indonesia, Thailand, Vietnam and Taiwan.

•

Metron Holding AS, the parent company of Hypteck AS (“Hypteck”).  Hypteck is a Norwegian provider of instrumentation and process control products to the offshore, marine and onshore industries with a focus on the Norwegian Continental Shelf.  The company also provides instrumentation and process and control system solutions to capital offshore projects around the world.

The preliminary purchase price allocation of each acquisition was based on preliminary valuations. Our estimates and assumptions are subject to change upon the receipt and review of final valuations. The goodwill recognized for the acquisitions was primarily attributable to the expected profitability of the acquired businesses and synergies expected to arise after the acquisitions. Goodwill recorded in connection with these transactions is not deductible. The consideration paid for these acquisitions has been allocated as follows (in millions):

2014
Acquisitions
Net assets acquired:
Current assets, net of cash acquired	$ 124.0
Other long-term assets	10.8
Identifiable intangible assets	78.4
Goodwill	216.0
Current liabilities	(63.2)
Other long-term liabilities	(22.1)
Cash consideration paid	$ 343.9

In 2013, we completed two acquisitions for an aggregate purchase price of $46.8 million. These acquisitions included Dan H. Brown, Inc. d/b/a Flow Control Products (“Flow Control”), a leading provider of pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin and Flangefitt Stainless Ltd. (“Flangefitt”), a leading pipe, flange and fitting (PFF) distributor in the oil and gas industry in England.

In 2012, we completed three acquisitions for an aggregate purchase price of $152.4 million. These acquisitions included OneSteel Piping Systems Australia (“MRC PSA”), a PVF distributor supplying the oil and gas, mining and mineral processing industries in Australia, Chaparral Supply with operations in the Mississippian Lime formation in Oklahoma and Kansas, and Production Specialty Services, Inc. (“PSS”), a PVF distributor in the Permian Basin and Eagle Ford shale regions of Texas and New Mexico.

The impact of these transactions was not material to our financial statements in each of these respective years. Accordingly, pro forma information has not been presented.

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2014	2013	2012
Allowance for doubtful accounts
Beginning balance	$ 2,537	$ 5,270	$ 4,815
Net Charge-offs	(667)	(2,435)	(1,973)
Provision	1,727	(298)	2,428
Ending balance	$ 3,597	$ 2,537	$ 5,270

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1.9 million and $3.1 million at December 31, 2014 and 2013.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in thousands):

	December 31,
	2014	2013
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 497,146	$ 362,449
Valves, fittings, flanges and all other products	857,063	763,119
	1,354,209	1,125,568
Less: Excess of average cost over LIFO cost (LIFO reserve)	(142,662)	(130,802)
Less: Other inventory reserves	(24,601)	(23,199)
	$ 1,186,946	$ 971,567

There was no LIFO decrement in 2014 or 2013.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31,
	Depreciable Life	2014	2013
Land and improvements	-	$ 16,088	$ 16,930
Building and building improvements	40 years	65,615	63,494
Machinery and equipment	3 to 10 years	139,522	137,254
Property held under capital leases	20 to 30 years	3,888	4,438
		225,113	222,116
Allowances for depreciation and amortization		(109,112)	(103,193)
		$ 116,001	$ 118,923

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	US	Canada	International	Total
Goodwill at December 31, 2011 (1)	$ 512,047	$ -	$ 49,223	$ 561,270
Acquisition of MRC PSA	-	-	21,829	21,829
Acquisition of PSS	25,051	-	-	25,051
Adjustment of MRC SPF purchase price	-	-	1,197	1,197
Effect of foreign currency translation	-	-	1,045	1,045

Goodwill at December 31, 2012 (1)	$ 537,098	$ -	$ 73,294	$ 610,392
Acquisition of Flow Control	15,257	-	-	15,257
Acquisition of Flangefitt	-	-	9,472	9,472
Adjustment of PSS purchase price	(378)	-	-	(378)
Effect of foreign currency translation	-	-	(2,459)	(2,459)

Goodwill at December 31, 2013 (1)	$ 551,977	$ -	$ 80,307	$ 632,284
Acquisition of Stream	-	-	155,567	155,567
Adjustment of Flangefitt purchase price	-	-	1,999	1,999
Buyout of joint venture	-	-	1,749	1,749
Acquisition of MSD	-	-	24,947	24,947
Acquisition of Hypteck	-	-	35,726	35,726
Effect of foreign currency translation	-	-	(46,266)	(46,266)

Goodwill at December 31, 2014 (1)	$ 551,977	$ -	$ 254,029	$ 806,006

(1)Net of accumulated impairment losses of $240.9 million and $69.0 million in the U.S and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in thousands):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value

December 31, 2014
Customer base	14.9	$ 789,655	$ (354,333)	$ 435,322
Amortizable trade names	6.7	16,214	(10,522)	5,692
Indefinite lived trade names (1)	N/A	260,023	-	260,023
Noncompete agreements	3.0	244	(163)	81
	14.8	$ 1,066,136	$ (365,018)	$ 701,118

December 31, 2013
Customer base	15.8	$ 730,108	$ (291,116)	$ 438,992
Amortizable trade names	6.1	18,099	(9,268)	8,831
Indefinite lived trade names (1)	N/A	260,023	-	260,023
Noncompete agreements	3.0	244	(81)	163
	15.5	$ 1,008,474	$ (300,465)	$ 708,009

(1)Net of accumulated impairment losses of $76.2 million.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2015 to 2019 is currently estimated as follows (in thousands):

2015	$ 58,496
2016	58,140
2017	56,682
2018	55,825
2019	52,126

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	December 31,
	2014	2013

Senior Secured Term Loan B, net of discount of $3,693 and $4,457	$ 779,888	$ 787,059
Global ABL Facility	673,716	199,630
Other	40	145
	1,453,644	986,834
Less current portion	7,935	7,935
	$ 1,445,709	$ 978,899

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).  The Company is not required to make a mandatory prepayment in 2015 related to the fiscal year 2014.

Restrictive Covenants. The Term Loan does not include any financial maintenance covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the

Company and its restricted subsidiaries to:

•	make investments;
•	prepay certain indebtedness;
•	grant liens;
•	incur additional indebtedness;
•	sell assets;
•	make fundamental changes;
•	enter into transactions with affiliates; and
•	pay dividends.

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

Global ABL Credit Facility:  In March 2012, we entered into a multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that was subsequently amended and restated in July 2014. The five-year Global ABL Facility, which will mature on July 18, 2019, is comprised of $1.05 billion of total revolving credit facilities, including  a $977 million facility in the United States, $30 facility million in Norway, $20 facility million in Canada, $5 million facility in the United Kingdom, $10 million facility in Australia, $4 million facility in the Netherlands and $4 million facility in Belgium. The facility contains an accordion feature that allows us to increase the total principal amount of the facilities by up to $300 million.

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

U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the BA Rate plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio.  Borrowings by our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.50% and 2.00% based on our fixed charge coverage ratio.

Stream Facility: In conjunction with the acquisition of Stream, we assumed a credit facility, denominated in Norwegian Krone, comprised of a guarantee facility of $24 million, an overdraft facility of $9 million and a foreign exchange facility of $1 million. These facilities are secured by standby letters of credit drawn against our Global ABL Facility and have no financial maintenance covenants.

Availability: At December 31, 2014, availability under our revolving credit facilities was $302.2 million.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2014 and 2013, including the amortization of original issue discount, were as follows:

	December 31,
	2014	2013
Senior Secured Term Loan B, net of discount	5.10%	5.09%
Global ABL Facility	1.84%	2.12%

Maturities of Long-Term Debt: At December 31, 2014, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

2015	$ 7,935
2016	7,975
2017	7,935
2018	7,935
2019	1,421,864

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	$ 1,633	$ -	$ 4,603	$ -

(1)

Included in “Accrued expenses and other current liabilities” or “other current assets” in our consolidated balance sheets. The total notional amount of our forward foreign exchange contracts was approximately $78 million and $331 million at December 31, 2014 and 2013.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of income related to our derivative instruments (in thousands):

	Year Ended December 31,
Derivatives not designated as hedging instruments:	2014	2013	2012
Foreign exchange forward contracts	$ (1,087)	$ 4,731	$ 176
Interest rate contracts	$ -	$ -	$ 2,010

NOTE 9—INCOME TAXES

The components of our income before income taxes were (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$ 223,263	$ 231,434	$ 156,226
Foreign	2,683	5,477	25,470
	$ 225,946	$ 236,911	$ 181,696

Income taxes included in the consolidated statements of income consist of (in thousands):

	Year Ended December 31,
	2014	2013	2012

Current:
Federal	$ 94,766	$ 90,063	$ 65,563
State	8,052	8,058	6,569
Foreign	13,213	6,518	12,038
	116,031	104,639	84,170

Deferred:
Federal	(24,024)	(21,102)	(15,776)
State	(2,278)	2,818	(1,256)
Foreign	(7,893)	(1,539)	(3,400)
	(34,195)	(19,823)	(20,432)
Income tax expense	$ 81,836	$ 84,816	$ 63,738

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax expense at statutory rates	$ 79,081	$ 82,918	$ 63,474
State taxes	3,708	3,855	3,453
Nondeductible expenses	1,156	1,152	1,123
Effect of tax rate changes on existing temporary differences	-	3,074	-
Effect of foreign operations	(5,572)	(9,752)	(3,565)
Change in valuation allowance	3,276	7,714	(78)
Other	187	(4,145)	(669)
Income tax expense	$ 81,836	$ 84,816	$ 63,738
Effective tax rate	36.2%	35.8%	35.1%

Significant components of our current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013

Deferred tax assets:
Allowance for doubtful accounts	$ 1,233	$ 1,265
Accruals and reserves	26,913	16,603
Net operating loss and tax credit carryforwards	18,786	13,423
Other	3,187	1,270
Subtotal	50,119	32,561
Valuation allowance	(17,431)	(14,155)
Total	32,688	18,406

Deferred tax liabilities:
Inventory valuation	(78,898)	(81,208)
Property, plant and equipment	(7,781)	(8,538)
Intangible assets	(229,005)	(236,832)
Debt	(5,065)	(5,798)
Pension asset	(2,019)	-
Other	-	(177)
Total	(322,768)	(332,553)
Net deferred tax liability	$ (290,080)	$ (314,147)

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

In the United States, we had approximately $62.3 million of state net operating loss carryforwards as of December 31, 2014, which will expire in future years through 2033 and foreign tax credit carryforwards of $4.4 million expiring in 2022. In certain non-U.S. jurisdictions, we had $51.4 million of net operating loss carryforwards, of which $45.6 million have no expiration and $5.8 million will expire in future years through 2024.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $230.6 million and $192.9 million as of December 31, 2014 and 2013, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2009 and the statute of limitations at our international locations is generally six to seven years.

At December 31, 2014 and 2013, our unrecognized tax benefits were immaterial to our consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares and set the terms of the shares of preferred stock. As of December 31, 2014 and 2013, there were no shares of preferred stock issued or outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2014	2013
Currency translation adjustments	$ (136,265)	$ (40,173)
Pension related adjustments	(613)	(249)
Accumulated other comprehensive loss	$ (136,878)	$ (40,422)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Year Ended December 31,
	2014	2013	2012
Net income	$ 144,110	$ 152,095	$ 117,958

Average basic shares outstanding	102,006	101,712	96,465
Effect of dilutive securities	784	810	460
Average diluted shares outstanding	102,790	102,522	96,925

Net income per share:
Basic	$ 1.41	$ 1.50	$ 1.22
Diluted	$ 1.40	$ 1.48	$ 1.22

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, our anti-dilutive stock options approximated 1.0 million, 0.5 million and 2.1 million, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.  During 2014,  137,306 stock options were exercised, and no stock options were granted under this plan.

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

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan has 3,250,000 shares reserved for issuance pursuant to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a four or five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In 2014, 429,553 stock options and 199,067 shares of restricted stock were granted to executive management, members of our Board of Directors and employees under this plan.  To date, 2,519,290 shares have been granted under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option pricing model is used to estimate the fair value of the stock options.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(years)	(thousands)
Stock Options
Balance at December 31, 2013	3,934,085	$ 20.47	7.0	$ 46,144
Granted	429,553	29.12
Exercised	(161,278)	16.73
Forfeited	(74,384)	26.42
Expired	(15,629)	24.56
Balance at December 31, 2014	4,112,347	$ 21.39	6.3	$ 1,196

At December 31, 2014
Options outstanding, vested and exercisable	2,451,659	$ 18.87	5.1	$ 1,195,558
Options outstanding, vested and expected to vest	3,979,321	$ 21.29	6.2	$ 1,195,558

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock
Nonvested at December 31, 2013	93,483	$ 29.48
Granted	199,067	29.08
Vested	(35,663)	29.71
Forfeited	(16,540)	29.31
Nonvested at December 31, 2014	240,347	$ 29.13

The following table summarizes award activity under our stock option and restricted stock plans:

	Year Ended December 31,
	2014	2013	2012
Stock Options
Weighted-average, grant-date fair value of awards granted	$ 11.86	$ 12.10	$ 6.52
Total intrinsic value of stock options exercised	1,518,066	4,717,693	1,089,830
Total fair value of stock options vested	2,759,196	6,352,967	1,370,130

	Year Ended December 31,
	2014	2013	2012
Restricted Stock
Weighted-average, grant-date fair value of awards granted	$ 29.13	$ 29.48	$ 15.65
Total fair value of restricted stock vested	939,349	4,173,834	484,141

Stock Options

Following are the weighted-average assumptions used to estimate the fair values of our stock options:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.74%	0.86%	0.90%
Dividend yield (1)	0.00%	0.00%	0.00%
Expected volatility	39.83%	40.96%	41.87%
Expected life (in years)	6.0	6.2	6.6

(1)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Equity-based compensation expense:
Stock options	$ 5,699	$ 13,329	$ 7,533
Restricted stock	3,274	2,159	481
Profit units	-	-	461
Total equity-based compensation expense	$ 8,973	$ 15,488	$ 8,475
Income tax benefits related to equity-based compensation	$ 3,327	$ 5,743	$ 3,114

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2014
Unrecognized equity-based compensation expense:
Stock options	2.1	$ 8,255
Restricted stock	2.8	3,982
Total unrecognized equity-based compensation expense		$ 12,237

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S., Canada, the United Kingdom, Australia, France, Belgium, Norway, the Netherlands, and New Zealand. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 10% of eligible compensation.

Expense under defined contribution plans were $13.1 million, $10.5 million and $9.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

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

Rent expense attributable to related parties was $2.4 million, $2.0 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $1.9 million, $1.9 million, $1.9 million, $1.6 million and $0.5 million for the years 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

Cabot Oil and Gas

One of our directors is also on the board of directors of one of our customers, Cabot Oil and Gas Corporation.  We received revenue of $39.6 million,  $40.9 million and $28.7 million from Cabot Oil and Gas Corporation for the years ended December 31, 2014, 2013 and 2012, respectively.  There were no receivables outstanding as of December 31, 2014.

Cypress Energy Partners

One of our directors is the chairman, chief executive officer and president of one of our customers, Cypress Energy Partners, LP. In addition, a different director is on the board of directors of this customer.  We received revenue of $0.1 million and $0.4 million from Cypress Energy Partners, LP for the years ended December 31, 2014 and 2013, respectively.  There were no receivables outstanding as of December 31, 2014.

Kvaerner

An employee director of an MRC Global subsidiary is also a director of one of our customers, Kvaerner Process, PLC.  During 2014, we received revenue of $11.0 million and have $1.3 million of receivables outstanding as of December 31, 2014 from Kvaerner Process, PLC.

NOTE 13—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling pipe, valves and fittings to the energy and industrial sectors, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical processing and general industrials) markets. The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2014	2013	2012

Sales
U.S.	$ 4,427.4	$ 3,967.6	$ 4,238.4
Canada	632.5	709.4	765.2
International	873.3	553.8	567.2
Consolidated sales	$ 5,933.2	$ 5,230.8	$ 5,570.8

Depreciation and amortization
U.S.	$ 13.1	$ 13.6	$ 11.2
Canada	1.7	2.0	2.1
International	7.7	6.7	5.3
Total depreciation and amortization expense	$ 22.5	$ 22.3	$ 18.6

Amortization of intangibles
U.S.	$ 42.4	$ 42.4	$ 40.0
Canada	2.2	2.4	2.5
International	23.2	7.3	7.0
Total amortization of intangibles expense	$ 67.8	$ 52.1	$ 49.5

Operating income
U.S.	$ 266.2	$ 280.1	$ 358.3
Canada	27.7	20.9	27.2
International	8.2	10.8	21.5
Total operating income	302.1	311.8	407.0

Interest expense	61.8	60.7	112.5
Loss on early extinguishment of debt	-	-	114.0
Other (income) expense	14.4	14.2	(1.2)
Income before income taxes	$ 225.9	$ 236.9	$ 181.7

	December 31,
	2014	2013
Total assets
United States	$ 3,111.9	$ 2,732.3
Canada	204.1	204.7
International	557.8	398.7
Total assets	$ 3,873.8	$ 3,335.7

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2014	2013
Fixed assets
United States	56%	57%
Canada	22%	24%
International	22%	19%
Total fixed assets	100%	100%

Our net sales and percentage of total sales by product line are as follows (in thousands):

	Year Ended December 31,
Type	2014		2013		2012

Energy carbon steel tubular products:
Line pipe	$ 1,139,118	19%	$ 1,061,881	20%	$ 1,158,512	21%
Oil country tubular goods (OCTG)	556,427	10%	463,656	9%	715,108	13%
	$ 1,695,545	29%	$ 1,525,537	29%	$ 1,873,620	34%

Valves, fittings, flanges and other products:
Valves and specialty products	$ 1,911,153	32%	$ 1,440,431	28%	$ 1,431,888	26%
Carbon steel fittings and flanges and stainless steel
and alloy pipe and fittings	1,232,170	21%	1,135,818	22%	1,175,276	21%
Other	1,094,344	18%	1,129,006	21%	1,090,074	19%
	$ 4,237,667	71%	$ 3,705,255	71%	$ 3,697,238	66%

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

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:	$ 1,633	$ -	$ 1,633	$ -
Liabilities:	-	-	-	-

December 31, 2013
Assets:	$ 4,603	$ -	$ 4,603	-
Liabilities:	-	-	-	-

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $1.454 billion and $0.987 billion at December 31, 2014 and 2013, respectively. The fair value of our debt was $1.407 billion and $0.997 billion at December 31, 2014 and 2013, respectively. The carrying values of our Global ABL Facility and remaining portions of our long-term debt approximate their fair values. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2014 and 2013, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2021. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed and projected based on current rates. Leases with specified escalation steps are expensed and projected based on the rate in effect in the respective period which is not materially different than the straight-line method. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $61.2 million, $53.3 million and $48.3 million for the years ended December 2014, 2013 and 2012, respectively.

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$ 50,733	$ 289
2016	40,161	158
2017	31,948	117
2018	24,638	131
2019	17,887	147
Thereafter	58,563	421
	$ 223,930	$ 1,263

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, McJunkin Red Man Corporation, purportedly distributed. As of December 31, 2014, we are a named defendant in approximately 430 lawsuits involving approximately 1,075 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings would have a material adverse effect on our consolidated financial statements is remote.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2015.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend against them vigorously.

SKF Claim.  On February 19, 2013, in the United States District Court for the District of Delaware, SKF USA Inc. (a subsidiary of SKF AB, a Swedish company) sued McJunkin Red Man Corporation and MRC Global Inc. for trademark infringement unfair competition, unjust enrichment, federal cybersquatting, and related claims.  SKF contends that the Company, through its use of the red "MRC" block letters, is willfully infringing on SKF's use of a similar mark which SKF uses to market bearings. SKF claims first use of this mark and has requested an injunction to prohibit the Company from using “MRC.”  The Company has used the MRC letters for years without any known or identifiable actual confusion.  The Company denies SKF’s allegations and further contends there is no likelihood of confusion as to the source of the products and the distribution services provided by the Company.  Further, the plaintiff’s inability to show actual harm or that there was any intent to deceive by the Company precludes the plaintiff from recovering damages.  The Company has asserted several affirmative defenses and also counter-claims for misrepresentation, unfair competition, and interference with business opportunities.

The discovery phase is complete, and both parties have filed summary judgment motions to be heard at the pretrial conference.  A bench trial is scheduled to begin on March 9, 2015.  If the court denies summary judgment, the Company believes that a potential loss may be reasonably possible.  Despite the plaintiff’s assertion of a material amount of damages, the Company believes these damages are wholly unsupported and in our opinion, the ultimate disposition of this matter is not likely to have a material adverse effect on our consolidated financial statements.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2014 approximated $73.0 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2014 was approximately $4.8 million.

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

NOTE 16—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2014
Revenues	$ 1,305.7	$ 1,497.3	$ 1,618.1	$ 1,512.1	$ 5,933.2
Gross profit (1)	232.1	259.4	278.0	248.5	$ 1,018.1
Net income	23.5	39.3	50.1	31.2	144.1
EPS:
Basic (1)	$ 0.23	$ 0.39	$ 0.49	$ 0.31	$ 1.41
Diluted	$ 0.23	$ 0.38	$ 0.49	$ 0.30	$ 1.40

2013
Revenues	$ 1,305.1	$ 1,267.8	$ 1,313.7	$ 1,344.2	5,230.8
Gross profit	246.6	243.9	238.3	226.0	954.8
Net income (loss) (1)	46.2	43.9	38.8	23.3	152.1
EPS:
Basic (1)	$ 0.45	$ 0.43	$ 0.38	$ 0.23	$ 1.50
Diluted (1)	$ 0.45	$ 0.43	$ 0.38	$ 0.23	$ 1.48

 _______________

(1)Gross profit, net income and EPS do not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.