Form 10-Q
period 2015-03-31
MRC GLOBAL INC.
filed 2015-05-01
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 102,142,881 shares of the registrant’s common stock  (excluding 703,142 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 24, 2015.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	March 31,	December 31,
	2015	2014

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 49,280	$ 25,064
Accounts receivable, net	849,949	974,454
Inventories, net	1,175,614	1,186,946
Other current assets	38,868	35,698
Total current assets	2,113,711	2,222,162

Other assets	28,789	28,534

Property, plant and equipment, net	111,166	116,001

Intangible assets:
Goodwill, net	788,805	806,006
Other intangible assets, net	677,939	701,118

	$ 3,720,410	$ 3,873,821

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 521,617	$ 538,943
Accrued expenses and other current liabilities	140,549	167,825
Deferred income taxes	68,037	69,435
Current portion of long-term debt	7,935	7,935
Total current liabilities	738,138	784,138

Long-term obligations:
Long-term debt, net	1,365,351	1,445,709
Deferred income taxes	219,194	223,705
Other liabilities	22,551	23,054

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,143 and 102,095 issued and outstanding, respectively	1,022	1,022
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	1,657,742	1,655,696
Retained deficit	(93,560)	(122,625)
Accumulated other comprehensive loss	(190,028)	(136,878)
	1,375,176	1,397,215
	$ 3,720,410	$ 3,873,821
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2015	2014

	(In thousands, except per share amounts)
Sales	$ 1,292,290	$ 1,305,679
Cost of sales	1,072,368	1,073,547
Gross profit	219,922	232,132

Selling, general and administrative expenses	159,448	171,389
Operating income	60,474	60,743

Other expense:
Interest expense	(14,596)	(15,148)
Other, net	(3,676)	(8,873)
Income before income taxes	42,202	36,722
Income tax expense	13,137	13,202
Net income	$ 29,065	$ 23,520

Basic earnings per common share	$ 0.28	$ 0.23
Diluted earnings per common share	$ 0.28	$ 0.23
Weighted-average common shares, basic	102,116	101,924
Weighted-average common shares, diluted	102,241	102,738

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2015	2014

	(In thousands)
Net income	$ 29,065	$ 23,520

Other comprehensive (loss) income
Foreign currency translation adjustments	(53,150)	2,328
Comprehensive (loss) income	$ (24,085)	$ 25,848

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended
	March 31,	March 31,
	2015	2014

Operating activities	(In thousands)
Net income	$ 29,065	$ 23,520
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	5,108	5,177
Amortization of intangibles	15,879	15,730
Equity-based compensation expense	2,456	1,808
Deferred income tax benefit	(8,040)	(6,809)
Amortization of debt issuance costs	1,148	1,352
(Decrease) increase in LIFO reserve	(237)	1,315
Change in fair value of derivative instruments	743	3,563
Provision for uncollectible accounts	1,153	244
Foreign currency losses (gains)	4,155	(1,636)
Other non-cash items	804	783
Changes in operating assets and liabilities:
Accounts receivable	103,160	(39,335)
Inventories	(8,612)	(46,141)
Income taxes payable	11,151	22,013
Other current assets	(4,277)	4,934
Accounts payable	(6,007)	(45,696)
Accrued expenses and other current liabilities	(32,025)	(15,140)
Net cash provided by (used in) operations	115,624	(74,318)

Investing activities
Purchases of property, plant and equipment	(4,410)	(1,957)
Proceeds from the disposition of property, plant and equipment	492	551
Acquisitions, net of cash acquired	-	(247,201)
Other investment and notes receivable transactions	(2,922)	(734)
Net cash used in investing activities	(6,840)	(249,341)

Financing activities
Payments on revolving credit facilities	(321,564)	(451,808)
Proceeds from revolving credit facilities	243,250	781,114
Payments on long-term obligations	(1,984)	(1,984)
Debt issuance costs paid	-	(90)
Proceeds from exercise of stock options	84	329
Tax benefit on stock options	-	(9)
Other	(109)	-
Net cash (used in) provided by financing activities	(80,323)	327,552

Increase in cash	28,461	3,893
Effect of foreign exchange rate on cash	(4,245)	1,059
Cash -- beginning of period	25,064	25,188
Cash -- end of period	$ 49,280	$ 30,140

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13,543	$ 13,509
Cash paid (received) for income taxes	$ 10,342	$ (2,044)
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended
March 31, 2015 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2015.  We have derived our condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated financial statements for the year ended December 31, 2014.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. We expect to the adopt this guidance in 2016.  As of March 31, 2015, our debt issuance costs totaled $16.8 million, which is reported in other assets.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 528,684	$ 497,146
Valves, fittings, flanges and all other products	813,606	857,063
	1,342,290	1,354,209
Less: Excess of average cost over LIFO cost (LIFO reserve)	(142,425)	(142,662)
Less: Other inventory reserves	(24,251)	(24,601)
	$ 1,175,614	$ 1,186,946

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three months ended March 31, 2015, the effect of this LIFO decrement decreased cost of sales by approximately $0.3 million. There was no LIFO decrement in 2014.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Senior Secured Term Loan B, net of discount of $3,502 and $3,693	$ 778,095	$ 779,888
Global ABL Facility	595,171	673,716
Other	20	40
	1,373,286	1,453,644
Less: Current portion	7,935	7,935
	$ 1,365,351	$ 1,445,709

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

The interest rate for the Term Loan, including the amortization of original issue discount, was 5.10% as of March 31, 2015 and 5.10% at December 31, 2014.

Global ABL Facility:  We have a $1.05 billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $30 million in Norway, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands and $4 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.

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

The interest rate for the Global ABL Facility was 1.74% and 1.84% as of March 31, 2015 and December 31, 2014, respectively.    Excess Availability, as defined under our Global ABL Facility, was $386.3 million as of March 31, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance-based stock units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2015,  514,805 shares of restricted stock, 195,082 performance unit awards and 72,259 of restricted units were granted to employees.  To date, before consideration of forfeitures, 3,301,436 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	March 31,	December 31,
	2015	2014

Currency translation adjustments	$ (189,415)	$ (136,265)
Pension related adjustments	(613)	(613)
Accumulated other comprehensive loss	$ (190,028)	$ (136,878)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net income	$ 29,065	$ 23,520

Average basic shares outstanding	102,116	101,924
Effect of dilutive securities	125	814
Average diluted shares outstanding	102,241	102,738

Net income per share:
Basic	$ 0.28	$ 0.23
Diluted	$ 0.28	$ 0.23

Stock options and shares of restricted stock are disregarded in this calculation if they are determined to be anti-dilutive.  For the three months ended March 31, 2015 and 2014, we had approximately 3.9 million and 1.1 million anti-dilutive stock options, respectively. There was no anti-dilutive restricted stock for the three months ended
March 31, 2015 and 2014.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Sales
U.S.	$ 971.8	$ 948.0
Canada	119.4	166.2
International	201.1	191.5
Sales	$ 1,292.3	$ 1,305.7

Operating income
U.S.	$ 51.8	$ 54.1
Canada	5.4	7.2
International	3.3	(0.6)
Operating income	60.5	60.7

Interest expense	(14.6)	(15.1)
Other, net	(3.7)	(8.9)
Income before income taxes	$ 42.2	$ 36.7

	March 31,	December 31,
	2015	2014
Total assets
U.S.	$ 3,039.7	$ 3,111.9
Canada	166.5	204.1
International	514.2	557.8
Total assets	$ 3,720.4	$ 3,873.8

Our sales by product line are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
Type	2015	2014
Energy carbon steel tubular products:
Line pipe	$ 266,082	$ 207,238
Oil country tubular goods (OCTG)	105,663	130,219
	$ 371,745	$ 337,457

Valves, fittings, flanges and other products:
Valves and specialty products	$ 411,223	$ 429,223
Carbon steel fittings and flanges and stainless steel and alloy pipe and fittings	269,359	290,340
Other	239,963	248,659
	$ 920,545	$ 968,222

NOTE 6 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of March 31, 2015, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $52.3 million and $77.9 million at March 31, 2015 and December 31, 2014, respectively.  We had approximatey  $0.6 million and $1.6 million recorded as assets on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $1.373 billion and $1.454 billion at March 31, 2015 and December 31, 2014, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $1.348 billion and $1.407 billion at March 31, 2015 and December 31, 2014, respectively.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our McJunkin Red Man Corporation subsidiary purportedly distributed.  As of March 31, 2015, we are named a defendant in approximately 421 lawsuits involving approximately 1,059 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Global ULC, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  In late 2005 and early 2006, Midfield hired new employees, including former Weatherford employees, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump Systems Inc. (“Europump”) in 2006.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through late 2015.

Due to ongoing discovery, and the limited information available related to any claimed damages, we cannot reasonably estimate potential loss at this time.  The Company believes Weatherford’s claims are without merit and intends to defend them vigorously.

SKF Claim.  On February 19, 2013, in the United States District Court for the District of Delaware, SKF USA Inc. (a subsidiary of SKF AB, a Swedish company) sued McJunkin Red Man Corporation and MRC Global Inc. for trademark infringement unfair competition, unjust enrichment, federal cybersquatting, and related claims.  SKF alleged that the Company, through its use of the red "MRC" block letters, was willfully infringing on SKF's use of a similar mark which SKF uses to market bearings. SKF claimed first use of this mark and requested an injunction to prohibit the Company from using “MRC.”  The Company has used the MRC letters for years without any known or identifiable actual confusion and, therefore, the Company denied SKF’s allegations and further alleged there is no likelihood of confusion as to the source of the products and the distribution services provided by the Company.  The Company asserted several affirmative defenses and also counter-claims for misrepresentation, unfair competition, and interference with business opportunities.

After the parties completed the discovery phase, and before trial was scheduled to begin on March 9, 2015, the parties agreed to settlement terms and are working to execute a formal settlement agreement that will include a joint stipulation of dismissal.  Under the settlement terms, the Company’s resolution of this lawsuit does not have a material adverse effect on our consolidated financial statements.

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

•in the occurrence of cybersecurity incidents;

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

•risks associated with international instability and geopolitical developments;

•risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•the impact on us of changes in U.S. generally accepted accounting principles or tax laws or adverse positions taken by taxing authorities in the countries in which the company operates;

•our intention not to pay dividends; and

•compliance with and changes in laws and regulations in the countries in which we operate.

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

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. The outlook for future oil, natural gas, refined products, petrochemical and other industrial PVF spending is influenced by numerous factors, including the following:

•Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including exploration and production spending, additions and maintenance to pipeline mileage, refinery utilization and petrochemical and other industrial processing activity.

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

•  Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices may lead to volatility in the pricing of the products we distribute.  This is most evident in carbon steel tubular products.  A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

•  Carbon Steel Tubular Prices, Supply and Demand.  Volatility in carbon steel tubular prices can have a significant influence on our profitability. Carbon steel tubular prices are influenced not only from the material input costs but also by the supply and demand of the product itself, which tends to be a larger component of the change in price. On the supply side, the amount of steel mill capacity, utilization and imports, all of which can have variability among sizes and grades, drives the price.

Recent Trends and Outlook

During the first three months of 2015, the average oil price of West Texas Intermediate (“WTI”) decreased significantly to  $48.49 from $98.68 per barrel in the first three months of 2014. Natural gas prices decreased to an average price of $2.90/Mcf (Henry Hub) for the first three months of 2015 compared to $5.18/Mcf (Henry Hub) for the first three months of 2014.  North American drilling  rig activity decreased 26% in the first quarter of 2015 as compared to the first quarter of 2014.

With the decline in both oil and natural gas prices, and forecasts indicating that prices will be at low levels throughout the remainder of 2015, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to decline in 2015 as compared to 2014.  These lower spending trends will also affect our midstream business but to a much lesser extent than upstream.  The downstream sector will be impacted more modestly.

Because we have anticipated 2015 to be a challenging year, we have taken steps in the first quarter to reduce our operating costs.  We implemented hiring and salary freezes and eliminated approximately 250 full-time positions. As a result of these actions, we recorded a pre-tax severance charge of $1.8 million in the first quarter of 2015.  Excluding the impact of acquisitions, we have reduced our headcount by approximately 500, or 10%, over the past twelve months.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance charges.   In addition to these efforts to address costs, we are also actively managing our investment in working capital to an appropriate level and have deferred our acquisition activities.  This will allow us to generate cash, which we will utilize to reduce our indebtedness.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At March 31, 2015, total backlog was $918  million, including $667 million in our U.S. segment, $39 million in our Canadian segment and $212 million in our International segment.  At December 31, 2014, total backlog was $1.093 billion, including $767 million in our U.S. segment, $66 million in our Canadian segment and $260 million in our International segment. At March 31, 2014, total backlog was $1.031  billion, including $625 million in our U.S. segment, $88 million in our Canadian segment and $318 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Average Rig Count (1):
United States	1,403	1,779
Canada	313	525
International	1,261	1,337
Total	2,977	3,641

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 48.49	$ 98.68
Brent crude oil (per barrel)	$ 53.98	$ 108.14
Natural gas ($/Mcf)	$ 2.90	$ 5.18

Average Monthly U.S. Well Permits (3)	3,940	6,257
3:2:1 Crack Spread (4)	$ 21.65	$ 21.61
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The breakdown of our sales by sector for the three months ended March 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended
	March 31, 2015		March 31, 2014
Upstream	$ 546.7	42%	$ 634.8	49%
Midstream	379.6	30%	307.4	23%
Downstream and other industrials	366.0	28%	363.5	28%
	$ 1,292.3	100%	$ 1,305.7	100%

For the three months ended March 31, 2015 and 2014, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 971.8	$ 948.0	$ 23.8	2.5%
Canada	119.4	166.2	(46.8)	(28.2%)
International	201.1	191.5	9.6	5.0%
Consolidated	$ 1,292.3	$ 1,305.7	$ (13.4)	(1.0%)

Operating income:
U.S.	$ 51.8	$ 54.1	$ (2.3)	(4.3%)
Canada	5.4	7.2	(1.8)	(25.0%)
International	3.3	(0.6)	3.9	N/M
Consolidated	60.5	60.7	(0.2)	(0.3%)

Interest expense	(14.6)	(15.1)	0.5	(3.3%)
Other income (expense)	(3.7)	(8.9)	5.2	(58.4%)
Income tax expense	(13.1)	(13.2)	0.1	(0.8%)
Net income	$ 29.1	$ 23.5	$ 5.6	23.8%

Adjusted Gross Profit (1)	$ 240.7	$ 254.3	$ (13.6)	(5.3%)
Adjusted EBITDA (1)	$ 86.7	$ 84.0	$ 2.7	3.2%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 17-19 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,292.3 million for the three months ended March 31, 2015 as compared to $1,305.7 million for the three months ended March 31, 2014.

U.S. Segment—Our U.S. sales increased to $971.8 million for the three months ended March 31, 2015 from $948.0 million for the three months ended March 31, 2014. This $23.8 million, or 2.5%,  increase reflected a

$63 million increase in our midstream sector offset by a $41 million decline in our upstream sector.  The increase in the midstream business in first quarter of 2015 was relative to a weak first quarter of 2014, which included the impact of the inclement weather in our Eastern region.  The decrease in our upstream business in the first quarter of 2015 as compared to the same period in 2014 was caused by decreased customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased to $119.4 million for the three months ended March 31, 2015 from $166.2 million for the three months ended March 31, 2014.  The decrease in Canadian sales reflected a $53 million decrease in the upstream business due to a decrease in customer spending.  Approximately $14.7 million, or 31%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $201.1 million for the three months ended March 31, 2015 from $191.5 million for the same period in 2014.   The increase of $9.6 million was primarily the result of the acquisitions of MSD Engineering Pte. Limited (“MSD”) and Hypteck, AS (“Hypteck”) which added $15.6 million in revenue for the first quarter of 2015.  This was offset by the impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar.  Excluding the $31.4 million impact of the decline in these foreign currencies, International experienced organic growth of approximately 13% in the first quarter of 2015 compared to the first quarter of 2014.

Gross Profit.    Our gross profit was $219.9 million  (17.0% of sales) for the three months ended March 31, 2015 as compared to $232.1 million  (17.8% of sales) for the three months ended March 31, 2014. The 80 basis point decline in gross profit percentage was a result of the impact of product mix changes and margin pressure in certain product categories related to the decline in oil prices.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $10.2 million and $11.5 million for the three months ended March 31, 2015 and 2014, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $240.7  (18.6% of sales) for the three months ended March 31, 2015 from $254.3 million  (19.5% of sales) for the three months ended March 31, 2014,  a decrease of $13.6 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our last-in, first out (“LIFO”) inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 219.9	17.0%	$ 232.1	17.8%
Depreciation and amortization	5.1	0.4%	5.2	0.4%
Amortization of intangibles	15.9	1.2%	15.7	1.2%
(Decrease) increase in LIFO reserve	(0.2)	(0.0%)	1.3	0.1%
Adjusted Gross Profit	$ 240.7	18.6%	$ 254.3	19.5%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $159.4 million for the three months ended March 31, 2015 as compared to $171.4 million for the three months ended March 31, 2014.  SG&A for the first quarter of 2015 included $1.8 million of severance and related charges resulting from cost reduction efforts as well as $2.9 million of incremental expense related to our MSD and Hypteck acquisitions.  No such severance charges occurred during the first quarter of 2014. After taking these amounts into consideration, SG&A decreased $16.7 million.  Approximately, $9.0 million of the decrease was due to the impact of the foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to the cost reduction efforts we have made.

Operating Income.    Operating income was $60.5 million for the three months ended March 31, 2015, as compared to $60.7 million for the three months ended March 31, 2014, a decrease of $0.2 million.

U.S. Segment—Operating income for our U.S. segment decreased to $51.8 million for the three months ended March 31, 2015 from $54.1 million for the three months ended March 31, 2014.  The decrease in operating income of $2.3 million was the result of a decrease in our gross profit percentage due to pricing pressures from customers and a shift in product mix as a result of the stronger, lower margin line pipe sales during the quarter offset by a reduction in SG&A expenses.

Canadian Segment—Operating income for our Canadian segment decreased to $5.4 million for the three months ended March 31, 2015 from $7.2 million for the three months ended March 31, 2014.  The decrease of $1.8 million reflected the decline in sales offset by a decline in SG&A.

International Segment—Operating income for our International segment increased to $3.3 million for the three months ended March 31, 2015 from an operating loss of $0.6 million for the three months ended March 31, 2014.  The increase of $3.9 million was the result of the decrease in SG&A offset by the decline in gross profit.

Interest Expense.    Our interest expense was $14.6 million for the three months ended March 31, 2015 as compared to $15.1 million for the three months ended March 31, 2014.  This represented a modest decrease of $0.5 million resulting from lower average debt levels.

Other expense, net. Our other expense was $3.7 million for the three months ended March 31, 2015 compared to $8.9 million for the three months ended March 31, 2014.  The current quarter included foreign currency losses of  $4.1 million and a $0.7 million loss on the change in the fair value of derivatives as compared to  a foreign currency gain of $1.6 million and $3.6 million loss on the change of fair value of derivatives in the first quarter of 2014.  Additionally, the first quarter of 2014 included a $6.2 million charge related to the sale of our Canadian progressive cavity pump business.

Income Tax Expense.    Our income tax expense was $13.1 million for the three months ended March 31, 2015 as compared to $13.2 million for the three months ended March 31, 2014.  Our effective tax rates were 31.1% and 36.0% for the three months ended March 31, 2015 and 2014, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.

Net Income.    Our net income was $29.1 million for the three months ended March 31, 2015 as compared to $23.5 million for the three months ended March 31, 2014,  an  increase of $5.6 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $86.7 million  (6.7% of sales) for the three months ended March 31, 2015, as compared to $84.0 million (6.4% of sales) for the three months ended March 31, 2014.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net income	$ 29.1	$ 23.5
Income tax expense	13.1	13.2
Interest expense	14.6	15.1
Depreciation and amortization	5.1	5.2
Amortization of intangibles	15.9	15.7
(Decrease) increase in LIFO reserve	(0.2)	1.3
Change in fair value of derivative instruments	0.7	3.6
Equity-based compensation expense	2.5	1.8
Loss on sale of Canadian PCP business	-	6.2
Severance and related charges	1.8	-
Foreign currency losses (gains)	4.1	(1.6)
Adjusted EBITDA	$ 86.7	$ 84.0

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At March 31, 2015, our total liquidity, including cash on hand, was $435.6 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $49.3 million and $25.1 million, respectively.  As of March 31, 2015 and December 31, 2014, $31.3 million and $22.2 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year $793.5 million Term Loan maturing in November 2019 and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium. The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.    As of  March 31, 2015, we had $386.3 million of Excess Availability, as defined  under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination form time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2015.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$ 115.6	$ (74.3)
Investing activities	(6.8)	(249.4)
Financing activities	(80.3)	327.6
Net increase in cash and cash equivalents	$ 28.5	$ 3.9

Operating Activities

Net cash provided by operating activities was $115.6 million during the three months ended March 31, 2015 compared to net cash used in operating activities of $74.3 million during the three months ended March 31, 2014.  Cash provided by operations was primarily the result of decreased working capital requirements.  Excluding the impact of acquisitions, working capital decreased $62.4 million in the first three months of 2015 as compared to an increase of $120.7 million in the first three months of 2014. The current quarter decline in working capital was impacted most significantly by a $125 million reduction in accounts receivable caused by declining sales levels.  We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2015, compared  $249.4 million for the three months ended March 31, 2014. The $242.6 million decrease in cash used in investing activities was the result of the acquisition of Stream which required  $247.2 million of cash during the three months ended March 31, 2014.  Our capital expenditures were $4.4 million for the three months ended March 31, 2015 and $2.0 million for the three months ended March 31, 2014.  We expect capital expenditures in 2015 to be approximately $43 million due to our plan to implement a new information technology system in certain areas of the international segment.

Financing Activities

Net cash used in financing activities was $80.3 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $327.6 million for the three months ended March 31, 2014. The financing activities generally reflect advances and payments on our credit facilities. Net repayments on our Global ABL Facility totaled $78.3 million in the first three months of 2015, compared to net borrowings of $329.3 million in the first three months of 2014.

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

“Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility.  There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2015, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 7 – Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014  under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	$ -	-	$ -
February 1 - February 28	7,924	$ 13.39	-	$ -
March 1 - March 31	3,298	$ 12.64	-	$ -
	11,222

(1) We purchased 11,222 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.  There were no open-market repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

10.1†*	Form of MRC Global Inc. Performance Share Unit Award Agreement.
10.2†*	Form of MRC Global Inc. Non-U.S. Employee Restricted Stock Unit Award Agreement.
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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date:  May 1, 2015