Form 10-Q
period 2015-06-30
MRC GLOBAL INC.
filed 2015-08-04
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 102,180,775 shares of the registrant’s common stock  (excluding 817,684 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 24, 2015.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	June 30,	December 31,
	2015	2014

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 32,942	$ 25,064
Accounts receivable, net	750,500	974,454
Inventories, net	1,033,451	1,186,946
Other current assets	35,367	35,698
Total current assets	1,852,260	2,222,162

Other assets	26,887	28,534

Property, plant and equipment, net	115,134	116,001

Intangible assets:
Goodwill, net	792,478	806,006
Other intangible assets, net	664,993	701,118

	$ 3,451,752	$ 3,873,821

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 422,981	$ 538,943
Accrued expenses and other current liabilities	116,367	167,825
Deferred income taxes	68,389	69,435
Current portion of long-term debt	7,935	7,935
Total current liabilities	615,672	784,138

Long-term obligations:
Long-term debt, net	840,101	1,445,709
Deferred income taxes	213,172	223,705
Other liabilities	23,031	23,054

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363 shares; 363 and no shares issued and outstanding, respectively	355,467	-

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,179 and 102,095 issued and outstanding, respectively	1,022	1,022
Additional paid-in capital	1,660,473	1,655,696
Retained deficit	(78,578)	(122,625)
Accumulated other comprehensive loss	(178,608)	(136,878)
	1,404,309	1,397,215
	$ 3,451,752	$ 3,873,821
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

	(In thousands, except per share amounts)
Sales	$ 1,198,064	$ 1,497,295	$ 2,490,354	$ 2,802,974
Cost of sales	992,147	1,237,873	2,064,515	2,311,420
Gross profit	205,917	259,422	425,839	491,554

Selling, general and administrative expenses	158,903	185,287	318,351	356,676
Operating income	47,014	74,135	107,488	134,878

Other expense:
Interest expense	(13,699)	(15,363)	(28,295)	(30,511)
Write off of debt issuance costs	(3,249)	-	(3,249)	-
Change in fair value of derivative instruments	(393)	(697)	(1,136)	(4,260)
Other, net	(315)	2,026	(3,248)	(3,284)
Income before income taxes	29,358	60,101	71,560	96,823
Income tax expense	13,083	20,801	26,220	34,003
Net income	16,275	39,300	45,340	62,820
Series A preferred stock dividends	1,293	-	1,293	-
Net income available to common stockholders	$ 14,982	$ 39,300	$ 44,047	$ 62,820

Basic earnings per common share	$ 0.15	$ 0.39	$ 0.43	$ 0.62
Diluted earnings per common share	$ 0.15	$ 0.38	$ 0.43	$ 0.61
Weighted-average common shares, basic	102,168	101,986	102,142	101,955
Weighted-average common shares, diluted	102,786	102,978	102,605	102,893

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

	(In thousands)
Net income	$ 16,275	$ 39,300	$ 45,340	$ 62,820

Other comprehensive income (loss)
Foreign currency translation adjustments	11,420	6,802	(41,730)	9,130
Comprehensive income	$ 27,695	$ 46,102	$ 3,610	$ 71,950

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Six Months Ended
	June 30,	June 30,
	2015	2014

Operating activities	(In thousands)
Net income	$ 45,340	$ 62,820
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	10,214	10,574
Amortization of intangibles	30,943	33,880
Equity-based compensation expense	5,373	4,066
Deferred income tax benefit	(15,688)	(15,338)
Amortization of debt issuance costs	2,267	2,704
Write off of debt issuance costs	3,249	-
(Decrease) increase in LIFO reserve	(15,092)	2,067
Change in fair value of derivative instruments	1,136	4,260
Provision for uncollectible accounts	1,842	561
Foreign currency losses (gains)	5,532	(3,117)
Other non-cash items	665	1,232
Changes in operating assets and liabilities:
Accounts receivable	207,134	(128,760)
Inventories	151,640	(90,702)
Income taxes payable	(7,440)	8,245
Other current assets	400	(2,463)
Accounts payable	(111,375)	64,222
Accrued expenses and other current liabilities	(39,305)	(6,105)
Net cash provided by (used in) operations	276,835	(51,854)

Investing activities
Purchases of property, plant and equipment	(12,713)	(4,586)
Proceeds from the disposition of property, plant and equipment	756	836
Acquisitions, net of cash acquired	-	(346,672)
Other investment and notes receivable transactions	(3,353)	(774)
Net cash used in investing activities	(15,310)	(351,196)

Financing activities
Payments on revolving credit facilities	(764,774)	(806,768)
Proceeds from revolving credit facilities	411,854	1,221,386
Payments on long-term obligations	(253,968)	(3,968)
Proceeds from issuance of preferred stock, net of issuance costs	355,467	-
Debt issuance costs paid	(1,345)	(349)
Proceeds from exercise of stock options	100	1,498
Tax benefit on stock options	-	141
Other	753	-
Net cash (used in) provided by financing activities	(251,913)	411,940

Increase in cash	9,612	8,890
Effect of foreign exchange rate on cash	(1,734)	2,413
Cash -- beginning of period	25,064	25,188
Cash -- end of period	$ 32,942	$ 36,491

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 25,832	$ 27,913
Cash paid for income taxes	$ 49,796	$ 40,960
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2015.  We have derived our condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated financial statements for the year ended December 31, 2014.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  :  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. The FASB recently voted to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are currently evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. We expect to adopt this guidance in 2016.  As of June 30, 2015, our debt issuance costs totaled $15.0 million, which is reported in other assets.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 426,817	$ 497,146
Valves, fittings, flanges and all other products	759,985	857,063
	1,186,802	1,354,209
Less: Excess of average cost over LIFO cost (LIFO reserve)	(127,570)	(142,662)
Less: Other inventory reserves	(25,781)	(24,601)
	$ 1,033,451	$ 1,186,946

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and six months ended June 30,  2015, the effect of this LIFO decrement decreased cost of sales by approximately $2.6 million and $2.9 million, respectively. There was no LIFO decrement in 2014.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Senior Secured Term Loan B, net of discount of $2,252 and $3,693	$ 527,362	$ 779,888
Global ABL Facility	320,663	673,716
Other	11	40
	848,036	1,453,644
Less: Current portion	7,935	7,935
	$ 840,101	$ 1,445,709

Senior Secured Term Loan B:  We have a seven-year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $793.5 million which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  McJunkin Red Man Corporation is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 5.40% as of June 30, 2015 and 5.10% at December 31, 2014.    In June 2015, we repaid $250 million of the balance outstanding under the Term Loan with proceeds from the issuance of preferred stock.

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

The interest rate for the Global ABL Facility was 1.93% and 1.84% as of June 30, 2015 and December 31, 2014, respectively.    Excess Availability, as defined under our Global ABL Facility, was $543.5 million as of June 30, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock Issuance

In June 2015, we filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Perpetual Preferred Stock (the “Certificate of Designations”) creating the Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and establishing the designations, preferences, and other rights of the Series A Preferred Stock.    On June 10, 2015, we issued 363,000 shares of Series A Preferred Stock and received gross proceeds of $363 million.

The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Preferred Stock has a stated value of $1,000 per share, and holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. Holders of Series A Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where a separate class vote of the common stockholders is required by law. Holders of Series A Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Series A Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Series A Preferred Stock, which represents an initial conversion price of approximately $17.88 per share of common stock, subject to adjustment. On or after the fifth anniversary of the initial issuance of the Series A Preferred Stock, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Series A Preferred Stock, subject to certain redemption price adjustments on the basis of the date of the conversion. We may elect to convert the Series A Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Series A Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

Stock Options and Restricted Stock

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance-based stock units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2015,  514,805 shares of restricted stock, 195,082 performance unit awards and 72,259 of restricted units were granted to employees.  In April and June of 2015, 171,716 and 1,198 shares of restricted stock were granted to employees. To date, before consideration of forfeitures, 3,474,350 shares have been granted to management, members of our Board of Directors and key employees under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	June 30,	December 31,
	2015	2014

Currency translation adjustments	$ (177,995)	$ (136,265)
Pension related adjustments	(613)	(613)
Accumulated other comprehensive loss	$ (178,608)	$ (136,878)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income	$ 16,275	$ 39,300	$ 45,340	$ 62,820
Less: Dividends on Series A Preferred Stock	1,293	-	1,293	-
Net income available to common stockholders	$ 14,982	$ 39,300	$ 44,047	$ 62,820

Average basic shares outstanding	102,168	101,986	102,142	101,955
Effect of dilutive securities	618	992	463	938
Average diluted shares outstanding	102,786	102,978	102,605	102,893

Net income per share:
Basic	$ 0.15	$ 0.39	$ 0.43	$ 0.62
Diluted	$ 0.15	$ 0.38	$ 0.43	$ 0.61

Stock options, shares of restricted stock, and shares of Series A Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2015, all of the shares of the newly issued Series A Preferred Stock were anti-dilutive. For the three months ended June 30, 2015 and 2014, we had approximately 3.9 million and 1.1 million anti-dilutive stock options, respectively. For the six months ended June 30, 2015 and 2014, we had approximately 3.9 million and 1.0 million anti-dilutive stock options, respectively. There was no anti-dilutive restricted stock for the six months ended June 30, 2015 and 2014.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Sales
U.S.	$ 956.3	$ 1,115.6	$ 1,928.1	$ 2,063.5
Canada	77.6	150.0	197.1	316.3
International	164.2	231.7	365.2	423.2
Sales	$ 1,198.1	$ 1,497.3	$ 2,490.4	$ 2,803.0

Operating income
U.S.	$ 48.9	$ 64.6	$ 100.7	$ 118.8
Canada	2.5	5.5	7.9	12.8
International	(4.4)	4.0	(1.1)	3.3
Operating income	47.0	74.1	107.5	134.9

Interest expense	(13.7)	(15.3)	(28.3)	(30.5)
Other, net	(4.0)	1.3	(7.6)	(7.6)
Income before income taxes	$ 29.3	$ 60.1	$ 71.6	$ 96.8

	June 30,	December 31,
	2015	2014
Total assets
U.S.	$ 2,826.8	$ 3,111.9
Canada	148.9	204.1
International	476.1	557.8
Total assets	$ 3,451.8	$ 3,873.8

Our sales by product line are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2015	2014	2015	2014
Energy carbon steel tubular products:
Line pipe	$ 241,856	$ 288,122	$ 507,938	$ 495,361
Oil country tubular goods (OCTG)	78,870	133,910	184,533	264,129
	$ 320,726	$ 422,032	$ 692,471	$ 759,490

Valves, fittings, flanges and other products:
Valves and specialty products	$ 395,479	$ 489,489	$ 806,702	$ 918,712
Carbon steel fittings and flanges andstainless steel and alloy pipe and fittings	249,643	308,564	519,002	598,906
Other	232,216	277,210	472,179	525,866
	$ 877,338	$ 1,075,263	$ 1,797,883	$ 2,043,484

NOTE 6 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of June 30, 2015, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $39.2 million and $77.9 million at June 30, 2015 and December 31, 2014, respectively.  We had approximatey  $0.2 million and $1.6 million recorded as assets on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $0.848 billion and $1.454 billion at June 30, 2015 and December 31, 2014, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $0.847 billion and $1.407 billion at June 30, 2015 and December 31, 2014, respectively.

NOTE 7– COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our McJunkin Red Man Corporation subsidiary purportedly distributed.  As of June 30, 2015, we are named a defendant in approximately 453  lawsuits involving approximately 1,077 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Global ULC, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  In late 2005 and early 2006, Midfield hired new employees, including former Weatherford employees, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump Systems Inc. (“Europump”) in 2006.  A subsidiary of Halliburton Company purchased Europump in 2014.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through late 2015.  The case is scheduled for trial on January 16, 2017.  The Company believes Weatherford’s claims are without merit and intends to defend them vigorously.

SKF Claim.  On February 19, 2013, in the United States District Court for the District of Delaware, SKF USA Inc. sued McJunkin Red Man Corporation and MRC Global Inc. for trademark infringement, unfair competition, unjust enrichment, federal cybersquatting, and related claims.  The parties settled the case for an immaterial amount, and the case was dismissed on July 6, 2015.

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

•the occurrence of cybersecurity incidents;

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

•our intention not to pay dividends on our common stock; and

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

Recent Trends and Outlook

During the first six months of 2015, the average oil price of West Texas Intermediate (“WTI”) decreased significantly to  $53.25 from $101.05 per barrel in the first six months of 2014. Natural gas prices decreased to an average price of $2.82/Mcf (Henry Hub) for the first six months of 2015 compared to $4.89/Mcf (Henry Hub) for the first six months of 2014.  North American drilling  rig activity decreased 38% in the first six months of 2015 as compared to the first six months of 2014.

With the decline in both oil and natural gas prices, and forecasts indicating that prices will be at low levels throughout the remainder of 2015, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to decline in 2015 as compared to 2014.  These lower spending trends will also affect our midstream business but to a much lesser extent than upstream as a result of midstream infrastructure projects that are continuing.  The gas utilities component of our midstream business continues to be strong.  The downstream sector, which has a higher base of maintenance repair and operations (“MRO”) business, including turnarounds, will be modestly impacted by the decline in oil prices.

Because we anticipated 2015 would be a challenging year, we have taken steps in the first half of the year to reduce our operating costs.  We implemented hiring and salary freezes and eliminated approximately 430 full-time positions. As a result of these actions, we recorded pre-tax severance and restructuring charges of $8.7 million in the first half of 2015.  Excluding the impact of acquisitions, we have reduced our headcount by approximately 680, or 13%, over the past five quarters.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance charges.   In addition to these efforts to address costs, we are also actively managing our investment in working capital to an appropriate level and have deferred our acquisition activities.  This will allow us to generate cash, which we will utilize to reduce our indebtedness.

During the second quarter of 2015, we issued $363 million of 6.5% Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”).  The proceeds of this transaction were used to repay outstanding indebtedness under our Global ABL and Term Loan facilities.  We believe that this transaction strengthened our capital structure and enhances our financial flexibility to execute on our growth strategy.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  At June 30, 2015, total backlog was $768  million, including $540 million in our U.S. segment, $37 million in our Canadian segment and

$191 million in our International segment.  At December 31, 2014, total backlog was $1.093 billion, including $767 million in our U.S. segment, $66 million in our Canadian segment and $260 million in our International segment. At June 30, 2014, total backlog was $1.125  billion, including $726 million in our U.S. segment, $69 million in our Canadian segment and $330 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Average Rig Count (1):
United States	907	1,852	1,144	1,816
Canada	98	199	206	362
International	1,169	1,348	1,215	1,342
Total	2,174	3,399	2,565	3,520

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 57.85	$ 103.35	$ 53.25	$ 101.05
Brent crude oil (per barrel)	$ 61.65	$ 109.69	$ 57.84	$ 108.93
Natural gas ($/Mcf)	$ 2.75	$ 4.61	$ 2.82	$ 4.89

Average Monthly U.S. Well Permits (3)	3,716	6,743	3,828	6,500
3:2:1 Crack Spread (4)	$ 24.41	$ 22.15	$ 23.05	$ 21.88
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The breakdown of our sales by sector for the three months ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended
	June 30, 2015		June 30, 2014
Upstream	$ 434.7	36%	$ 700.1	47%
Midstream	418.7	35%	420.0	28%
Downstream and other industrials	344.7	29%	377.2	25%
	$ 1,198.1	100%	$ 1,497.3	100%

For the three months ended June 30, 2015 and 2014, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2015	2014	$ Change	% Change
Sales:

U.S.	$ 956.3	$ 1,115.6	$ (159.3)	(14.3%)
Canada	77.6	150.0	(72.4)	(48.3%)
International	164.2	231.7	(67.5)	(29.1%)
Consolidated	$ 1,198.1	$ 1,497.3	$ (299.2)	(20.0%)

Operating income:
U.S.	$ 48.9	$ 64.6	$ (15.7)	(24.3%)
Canada	2.5	5.5	(3.0)	(54.5%)
International	(4.4)	4.0	(8.4)	N/M
Consolidated	47.0	74.1	(27.1)	(36.6%)

Interest expense	(13.7)	(15.3)	1.6	(10.5%)
Other (expense) income	(4.0)	1.3	(5.3)	N/M
Income tax expense	(13.0)	(20.8)	7.8	(37.5%)
Net income	16.3	39.3	(23.0)	(58.5%)
Series A preferred stock dividends	1.3	-	1.3	N/M
Net income available to common stockholders	$ 15.0	$ 39.3	$ (24.3)	(61.8%)

Adjusted Gross Profit (1)	$ 211.3	$ 283.7	$ (72.4)	(25.5%)
Adjusted EBITDA (1)	$ 63.2	$ 106.2	$ (43.0)	(40.5%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-19 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,198.1 million for the three months ended June 30, 2015 as compared to $1,497.3 million for the  six months ended June 30, 2014.  The  $299.2 million decrease in sales reflected a $40.8 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $956.3 million for the three months ended June 30, 2015 from $1,115.6 million for the three months ended June 30, 2014. This $159.3 million, or 14.3% decrease, reflected a  $163 million decrease in our upstream sector, while the midstream and downstream sectors were up slightly.  The decrease in our upstream business in the second quarter of 2015 as compared to the same period in 2014 was caused by decreased customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased to $77.6 million for the three months ended June 30, 2015 from $150.0 million for the three months ended June 30, 2014.  The decrease in Canadian sales reflected a $65 million decrease in the upstream business also due to a decrease in customer spending.  Approximately  $9.9 million, or 14%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $164.2 million for the three months ended June 30, 2015 from $231.7 million for the same period in 2014.   The $67.5 million decrease was primarily the result of decreased customer spending particularly in the U.K., Norway and Australia offset by the acquisitions of MSD Engineering Pte. Limited (“MSD”) and Hypteck, AS (“Hypteck”) which added $10.5 million in revenue for the second quarter of 2015.  The impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar accounted for $30.9 million, or 40%, of the organic decline.

Gross Profit.    Our gross profit was $205.9 million  (17.2% of sales) for the three months ended June 30, 2015 as compared to $259.4 million  (17.3% of sales) for the three months ended June 30, 2014.  Gross profit for the three months ended June 30, 2015 benefited from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $14.8 million in second quarter of 2015 compared to an increase in cost of sales of $0.8 million in the second quarter of 2014.  Excluding the impact of LIFO, gross profit declined 140 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $9.3 million and $11.8 million for the three months ended June 30, 2015 and 2014, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $211.3  (17.6% of sales) for the three months ended June 30, 2015 from $283.7 million  (19.0% of sales) for the three months ended June 30, 2014,  a  decrease of $72.4 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 205.9	17.2%	$ 259.4	17.3%
Depreciation and amortization	5.1	0.4%	5.4	0.4%
Amortization of intangibles	15.1	1.2%	18.1	1.2%
(Decrease) increase in LIFO reserve	(14.8)	(1.2%)	0.8	0.1%
Adjusted Gross Profit	$ 211.3	17.6%	$ 283.7	19.0%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $158.9 million for the three months ended June 30, 2015 as compared to $185.3 million for the three months ended June 30, 2014.  SG&A for the second quarter of 2015 included $6.9 million of severance and restructuring charges resulting from cost reduction efforts as well as $2.6 million of incremental expense related to our MSD and Hypteck acquisitions.  We incurred $5.0 million severance charges during the second quarter of 2014. After taking these amounts into consideration, SG&A decreased $30.9 million.  Approximately, $10.3 million of the decrease was due to the impact of the foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to the cost reduction efforts we have made.

Operating Income.    Operating income was $47.0 million for the three months ended June 30, 2015, as compared to $74.1 million for the three months ended June 30, 2014, a decrease of $27.1 million.

U.S. Segment—Operating income for our U.S. segment decreased to $48.9 million for the three months ended June 30, 2015 from $64.6 million for the three months ended June 30, 2014.  The decrease in operating income of $15.7 million was driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.

Canadian Segment—Operating income for our Canadian segment decreased to $2.5 million for the three months ended June 30, 2015 from $5.5 million for the three months ended June 30, 2014.  The decrease of $3.0 million reflected the decline in sales offset by corresponding reductions in SG&A.

International Segment—Our International segment incurred an operating loss of $4.4 million for the three months ended June 30, 2015 as compared to operating income of $4.0 million for the three months ended June 30, 2014.  The decrease of $8.4 million was the result of lower sales combined with $4.4 million of severance and restructuring charges incurred during the quarter.

Interest Expense.    Our interest expense was $13.7 million for the three months ended June 30, 2015 as compared to $15.3 million for the three months ended June 30, 2014.  This represented a decrease of $1.6 million resulting from lower average debt levels.  During the second quarter of 2015, total debt was reduced by $525 million with $355 million of net proceeds from our Series A Preferred Stock issuance combined with positive cash flows from operations.

Other expense, net. Our other expense was $4.0 million for the three months ended June 30, 2015 compared to income of $1.3 million in for the three months ended June 30, 2014.  The current quarter included a  $3.2 million write off of debt issuance costs,  foreign currency losses of  $1.4 million and a $0.4 million loss on the change in the fair value of derivatives as compared to  a foreign currency gain of $1.5 million and $0.7 million loss on the change of fair value of derivatives in the second quarter of 2014.    There was no write off of debt issuance costs during the second quarter of 2014.

Income Tax Expense.    Our income tax expense was $13.0 million for the three months ended June 30, 2015 as compared to $20.8 million for the three months ended June 30, 2014.  Our effective tax rates were 44.6% and 34.6% for the three months ended June 30, 2015 and 2014, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.    The increase in the effective tax rate to 44.6% in the second quarter of 2015 was a result of a higher expected tax rate for the full year of 36.6% due to lower than previously forecasted international pretax profits.

Net Income.    Our net income was $16.3 million for the three months ended June 30, 2015 as compared to $39.3 million for the three months ended June 30, 2014,  a decrease of $23.0 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $63.2 million  (5.3% of sales) for the three months ended June 30, 2015, as compared to $106.2 million (7.1% of sales) for the three months ended June 30, 2014.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2015	2014
Net income	$ 16.3	$ 39.3
Income tax expense	13.0	20.8
Interest expense	13.7	15.3
Depreciation and amortization	5.1	5.4
Amortization of intangibles	15.1	18.1
(Decrease) increase in LIFO reserve	(14.8)	0.8
Change in fair value of derivative instruments	0.4	0.7
Equity-based compensation expense	2.9	2.3
Write off of debt issuance costs	3.2	-
Severance and restructuring charges	6.9	5.0
Foreign currency losses (gains)	1.4	(1.5)
Adjusted EBITDA	$ 63.2	$ 106.2

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The breakdown of our sales by sector for the six months ended June 30, 2015 and 2014 was as follows (in millions):

	Six Months Ended
	June 30, 2015		June 30, 2014
Upstream	$ 981.3	39%	$ 1,334.9	48%
Midstream	798.4	32%	727.4	26%
Downstream and other industrials	710.7	29%	740.7	26%
	$ 2,490.4	100%	$ 2,803.0	100%

For the six months ended June 30, 2015 and 2014, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 1,928.1	$ 2,063.5	$ (135.4)	(6.6%)
Canada	197.1	316.3	(119.2)	(37.7%)
International	365.2	423.2	(58.0)	(13.7%)
Consolidated	$ 2,490.4	$ 2,803.0	$ (312.6)	(11.2%)

Operating income:
U.S.	$ 100.7	$ 118.8	$ (18.1)	(15.2%)
Canada	7.9	12.8	(4.9)	(38.3%)
International	(1.1)	3.3	(4.4)	N/M
Consolidated	107.5	134.9	(27.4)	(20.3%)

Interest expense	(28.3)	(30.5)	2.2	(7.2%)
Other expense	(7.6)	(7.6)	-	0.0%
Income tax expense	(26.2)	(34.0)	7.8	(22.9%)
Net income	45.4	62.8	(17.4)	(27.7%)
Series A preferred stock dividends	1.3	-	1.3	N/M
Net income available to common stockholders	$ 44.1	$ 62.8	$ (18.7)	(29.8%)

Adjusted Gross Profit (1)	$ 451.9	$ 538.1	$ (86.2)	(16.0%)
Adjusted EBITDA (1)	$ 149.8	$ 190.2	$ (40.4)	(21.2%)

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 21-23 herein.

Sales. Our sales were  $2,490.4 million for the six months ended June 30, 2015 as compared to $2,803.0 million for the six months ended June 30, 2014.  The $312.6 million decrease in sales reflected an $87.6 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $1,928.1 million for the six months ended June 30, 2015 from $2,063.5 million for the six months ended June 30, 2014. This $135.4 million, or 6.6%,  decrease reflected a $204.1 million decrease in the upstream sector offset by a $64.7 million increase in the midstream sector.  The decrease in our upstream business in the first half of 2015 as compared to the same period in 2014 was caused by decreased customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count. The increase in the midstream business in the first quarter of 2015 was relative to a weak first half of 2014, which included the first quarter impact of the inclement weather in our Eastern region.

Canadian Segment—Our Canadian sales decreased to $197.1 million for the six months ended June 30, 2015 from $316.3 million for the six months ended June 30, 2014. The decrease in Canadian sales reflected a $117.9 million decrease in the upstream business due to a decrease in customer spending. Approximately $24.6 million, or 21%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $365.2 million for the six months ended June 30, 2015 from $423.2 million for the same period in 2014.   The decrease of $58.0 million was primarily the result of decreased customer spending particularly in the U.K., Norway and Australia offset by the acquisitions of MSD and Hypteck which added $26.1 million in revenue for the first half of 2015.  This was offset by the impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar, which accounted for $63.0 million, or 75%, of the organic decline.

Gross Profit.    Our gross profit was $425.9 million  (17.1% of sales) for the six months ended June 30, 2015 as compared to $491.6 million  (17.5% of sales) for the six months ended June 30, 2014. Gross profit for the six months ended June 30, 2015 benefited from lower product costs reflected in our LIFO inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $15.1 million in first half of 2015 compared to an increase in cost of sales of $2.1 million in the first half of 2014.  Excluding the impact of LIFO, gross profit declined 110 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs approximated $19.5 million and $23.3 million for the six months ended  June 30, 2015 and 2014, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $451.9  (18.1% of sales) for the six months ended June 30, 2015 from $538.1 million  (19.2% of sales) for the six months ended June 30, 2014, a  decrease of $86.2 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 425.9	17.1%	$ 491.6	17.5%
Depreciation and amortization	10.2	0.4%	10.5	0.4%
Amortization of intangibles	30.9	1.2%	33.9	1.2%
(Decrease) increase in LIFO reserve	(15.1)	(0.6%)	2.1	0.1%
Adjusted Gross Profit	$ 451.9	18.1%	$ 538.1	19.2%

Selling, General and Administrative Expenses.Our SG&A expenses were $318.4 million for the six months ended June 30, 2015 as compared to $356.7 million for the six months ended June 30, 2014.  SG&A for the first six months of 2015 included $8.7 million of severance and restructuring charges resulting from cost reduction efforts as well as $5.5 million of incremental expense related to our MSD and Hypteck acquisitions.  We incurred $5.0 million of severance charges in the first half of 2014. After taking these amounts into consideration, SG&A decreased $47.5 million.  Approximately, $19.3 million of the decrease was due to the impact of the foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to the cost reduction efforts we have made.

Operating Income.Operating income was $107.5 million for the six months ended June 30, 2015, as compared to $134.9 million for the six months ended June 30, 2014, a decrease of $27.4 million.

U.S. Segment—Operating income for our U.S. segment decreased to $100.7 million for the six months ended June 30, 2015 from $118.8 million for the six months ended June 30, 2014.  The decrease in operating income of $18.1 million was driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.

Canadian Segment—Operating income for our Canadian segment decreased to $7.9 million for the six months ended June 30, 2015 from $12.8 million for the six months ended June 30, 2014.  The decrease of $4.9 million reflected the decline in sales offset by corresponding reductions in SG&A

International Segment—Our International segment incurred an operating loss of $1.1 million for the six months ended June 30, 2015 as compared to operating income of $3.3 million for six months ended June 30, 2014.  The decrease of $ 4.4 million was the result of lower sales combined with $5.0 million of severance and restructuring charges incurred during the first half of the year.

Interest Expense.    Our interest expense was $28.3 million for the six months ended June 30, 2015 as compared to $30.5 million for the six months ended June 30, 2014. The decrease of $2.2 million can be attributed to lower average debt levels.  During the first half of 2015, total debt was reduced by $606 million with $355 million of net proceeds from our June Series A Preferred Stock issued combined with positive cash flows from operations.

Other expense, net. Our other expense was $7.6 million for the six months ended June 30, 2015 compared to $7.6 million for the six months ended June 30, 2014.  The first six months of 2015 included a $3.2 million write off of debt issuance costs, foreign currency losses of $5.5 million and a $1.1 million loss on the change in the fair value of derivatives as compared to a foreign currency gain of $3.1 million and  a  $4.3 million loss on the change of fair value of derivatives in the six months ended June 30, 2014.  Additionally, the six months ended June 30, 2014 included a $6.2 million charge related to the sale of our Canadian progressive cavity pump business.

Income Tax Expense.    Our income tax expense was $26.2 million for the six months ended June 30, 2015 as compared to $34.0 million for the six months ended June 30, 2014.  Our effective tax rates were 36.6% and 35.1% for the six months ended June 30, 2015 and 2014, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.

Net Income.    Our net income was $45.4 million for the six months ended June 30, 2015 as compared to $62.8 million for the six months ended June 30, 2014, a decrease of $17.4 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $149.8 million  (6.0% of sales) for the six months ended June 30, 2015, as compared to $190.2 million (6.8% of sales) for the six months ended June 30, 2014.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net income	$ 45.4	$ 62.8
Income tax expense	26.2	34.0
Interest expense	28.3	30.5
Depreciation and amortization	10.2	10.5
Amortization of intangibles	30.9	33.9
(Decrease) increase in LIFO reserve	(15.1)	2.1
Change in fair value of derivative instruments	1.1	4.3
Equity-based compensation expense	5.4	4.0
Loss on sale of Canadian PCP business	-	6.2
Write off of debt issuance costs	3.2	-
Severance and restructuring charges	8.7	5.0
Foreign currency (gains) losses	5.5	(3.1)
Adjusted EBITDA	$ 149.8	$ 190.2

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At June 30, 2015, our total liquidity, including cash on hand, was $576.4 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $32.9 million and $25.1 million, respectively.  As of June 30, 2015 and December 31, 2014, $32.9 million and $22.2 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $793.5 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium. The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.    As of  June 30, 2015, we had $543.5 million of Excess Availability, as defined  under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2015.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$ 276.8	$ (51.8)
Investing activities	(15.3)	(351.2)
Financing activities	(251.9)	411.9
Net increase in cash and cash equivalents	$ 9.6	$ 8.9

Operating Activities

Net cash provided by operating activities was $276.8 million during the six months ended June 30, 2015 compared to net cash used in operating activities of $51.8 million during the six months ended June 30, 2014.  Cash provided by operations was primarily the result of decreased working capital requirements.  Excluding the impact of acquisitions, working capital decreased $197.5 million in the first six months of 2015 as compared to an increase of $164.1 million in the first six months of 2014. The current year decline in working capital was impacted most significantly by a $224 million and $153 million reduction in accounts receivable and inventory, respectively, caused by declining sales levels.  We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash used in investing activities was $15.3 million for the six months ended June 30, 2015, compared to $351.2 million for the six months ended June 30, 2014. The $335.9 million decrease in cash used in investing activities was the result of the acquisition of Stream which required  $247.2 million of cash during the six months ended June 30, 2014.  Our capital expenditures were $12.7 million for the six months ended June 30, 2015 and $4.6 million for the six months ended June 30, 2014.  We expect capital expenditures in 2015 to be approximately $43 million which reflects our plan to implement a new information technology system in certain areas of the international segment.

Financing Activities

Net cash used in financing activities was $251.9 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $411.9 million for the six months ended June 30, 2014.  In June 2015 we received $355.5 million of net proceeds related to the issuance of Series A Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.  Net repayments on our Global ABL Facility totaled $352.9 million in the first six months of 2015, compared to net borrowings of $414.6 million in the first six months of 2014.

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

As of June 30, 2015, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first six months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	2,480	$ 14.66	-	$ -
May 1- May 31	-	$ -	-	$ -
June 1- June 30	16	$ 15.45	-	$ -
	2,496

(1) We purchased 2,496 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares. There were no open-market repurchases.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E.Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  August 4, 2015