Form 10-Q
period 2015-09-30
MRC GLOBAL INC.
filed 2015-11-06
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 102,202,599 shares of the registrant’s common stock  (excluding 797,542 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 30, 2015.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

	September 30,	December 31,
	2015	2014

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 32,944	$ 25,064
Accounts receivable, net	663,841	974,454
Inventories, net	894,233	1,186,946
Other current assets	37,528	35,698
Total current assets	1,628,546	2,222,162

Other assets	25,749	28,534

Property, plant and equipment, net	117,535	116,001

Intangible assets:
Goodwill, net	780,519	806,006
Other intangible assets, net	646,045	701,118

	$ 3,198,394	$ 3,873,821

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 387,606	$ 538,943
Accrued expenses and other current liabilities	116,481	167,825
Deferred income taxes	65,671	69,435
Current portion of long-term debt	7,935	7,935
Total current liabilities	577,693	784,138

Long-term obligations:
Long-term debt, net	655,858	1,445,709
Deferred income taxes	214,144	223,705
Other liabilities	21,501	23,054

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363 shares; 363 and no shares issued and outstanding, respectively	355,467	-

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,202 and 102,095 issued and outstanding, respectively	1,022	1,022
Additional paid-in capital	1,663,502	1,655,696
Retained deficit	(68,541)	(122,625)
Accumulated other comprehensive loss	(222,252)	(136,878)
	1,373,731	1,397,215
	$ 3,198,394	$ 3,873,821

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

	(In thousands, except per share amounts)
Sales	$ 1,071,189	$ 1,618,146	$ 3,561,543	$ 4,421,120
Cost of sales	886,034	1,340,103	2,950,549	3,651,523
Gross profit	185,155	278,043	610,994	769,597

Selling, general and administrative expenses	142,044	184,842	460,395	541,518
Operating income	43,111	93,201	150,599	228,079

Other expense:
Interest expense	(10,070)	(14,925)	(38,365)	(45,436)
Write off of debt issuance costs	-	-	(3,249)	-
Change in fair value of derivative instruments	1,670	2,593	534	(1,667)
Other, net	844	(4,677)	(2,404)	(7,961)
Income before income taxes	35,555	76,192	107,115	173,015
Income tax expense	19,536	26,058	45,756	60,061
Net income	16,019	50,134	61,359	112,954
Series A preferred stock dividends	5,982	-	7,275	-
Net income available to common stockholders	$ 10,037	$ 50,134	$ 54,084	$ 112,954

Basic earnings per common share	$ 0.10	$ 0.49	$ 0.53	$ 1.11
Diluted earnings per common share	$ 0.10	$ 0.49	$ 0.53	$ 1.10
Weighted-average common shares, basic	102,187	102,035	102,157	101,982
Weighted-average common shares, diluted	102,529	102,860	102,417	102,875

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

	(In thousands)
Net income	$ 16,019	$ 50,134	$ 61,359	$ 112,954

Other comprehensive loss
Foreign currency translation adjustments	(43,644)	(44,415)	(85,374)	(35,285)
Comprehensive (loss) income	$ (27,625)	$ 5,719	$ (24,015)	$ 77,669

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Operating activities	(In thousands)
Net income	$ 61,359	$ 112,954
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	15,114	17,075
Amortization of intangibles	45,913	53,209
Equity-based compensation expense	8,282	7,468
Deferred income tax benefit	(17,477)	(25,178)
Amortization of debt issuance costs	3,339	3,822
Write off of debt issuance costs	3,249	-
(Decrease) increase in LIFO reserve	(30,082)	5,907
Change in fair value of derivative instruments	(534)	1,667
Provision for uncollectible accounts	1,677	941
Foreign currency losses	4,360	1,798
Other non-cash items	(73)	1,318
Changes in operating assets and liabilities:
Accounts receivable	283,457	(226,789)
Inventories	289,205	(83,186)
Income taxes payable	(4,969)	17,179
Other current assets	(3,330)	(6,632)
Accounts payable	(136,440)	38,397
Accrued expenses and other current liabilities	(42,436)	11,414
Net cash provided by (used in) operations	480,614	(68,636)

Investing activities
Purchases of property, plant and equipment	(23,781)	(10,051)
Proceeds from the disposition of property, plant and equipment	994	1,231
Acquisitions, net of cash acquired	-	(346,992)
Other investment and notes receivable transactions	(3,631)	1,342
Net cash used in investing activities	(26,418)	(354,470)

Financing activities
Payments on revolving credit facilities	(1,102,190)	(1,148,750)
Proceeds from revolving credit facilities	566,835	1,585,509
Payments on long-term obligations	(255,951)	(5,951)
Proceeds from issuance of preferred stock, net of issuance costs	355,467	-
Dividend paid on series A preferred stock	(4,260)	-
Debt issuance costs paid	(1,361)	(3,606)
Proceeds from exercise of stock options	314	2,145
Tax benefit on stock options	-	186
Other	(331)	-
Net cash (used in) provided by financing activities	(441,477)	429,533

Increase in cash	12,719	6,427
Effect of foreign exchange rate on cash	(4,839)	(485)
Cash -- beginning of period	25,064	25,188
Cash -- end of period	$ 32,944	$ 31,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 35,009	$ 42,891
Cash paid for income taxes	$ 70,213	$ 67,706
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2015.  We have derived our condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated financial statements for the year ended December 31, 2014.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. The FASB recently voted to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are beginning to evaluate the effect of the adoption of ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. We expect to adopt this guidance in 2016.  As of September 30, 2015, our debt issuance costs totaled $14.0 million, which is reported in other assets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. We expect to adopt this guidance in 2016. This amendment is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 337,036	$ 497,146
Valves, fittings, flanges and all other products	696,975	857,063
	1,034,011	1,354,209
Less: Excess of average cost over LIFO cost (LIFO reserve)	(112,580)	(142,662)
Less: Other inventory reserves	(27,198)	(24,601)
	$ 894,233	$ 1,186,946

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and nine months ended September 30, 2015, the effect of this LIFO decrement increased cost of sales by approximately $4.1 million and $7.7 million, respectively. There was no LIFO decrement in 2014.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Senior Secured Term Loan B, net of discount of $2,122 and $3,693	$ 525,508	$ 779,888
Global ABL Facility	138,282	673,716
Other	3	40
	663,793	1,453,644
Less: Current portion	7,935	7,935
	$ 655,858	$ 1,445,709

Senior Secured Term Loan B:  We have a seven-year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $793.5 million which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  MRC Global (US) Inc. (formerly known as McJunkin Red Man Corporation) is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount, was 4.89% as of September 30, 2015 and 5.10% at December 31, 2014.    In June 2015, we repaid $250 million of the balance outstanding under the Term Loan with proceeds from the issuance of preferred stock.

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

The interest rate for the Global ABL Facility was 2.23% and 1.84% as of September 30, 2015 and December 31, 2014, respectively.    Excess Availability, as defined under our Global ABL Facility, was $616.1 million as of September 30, 2015.

NOTE 4- INCOME TAXES

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2015 were 54.9% and 42.7%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 were 34.2% and 34.7%, respectively. The increase in our 2015 effective tax rates are the result of a higher expected tax rate for the full year of 42.6% due primarily to changes in our International segment, including lower than previously forecasted pre-tax profits, pre-tax losses in certain jurisdictions with no corresponding tax benefit, and the recognition of a valuation allowance for certain deferred tax assets during the quarter.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where a separate class vote of the common stockholders is required by law. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of approximately $17.88 per share of common stock, subject to adjustment. On or after the fifth anniversary of the initial issuance of the Preferred Stock, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock, subject to certain redemption price adjustments on the basis of the date of the conversion. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance-based stock units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2015,  514,805 shares of restricted stock, 195,082 performance  stock unit awards and 72,259 of restricted stock units were granted to employees.  In April and June of 2015, 171,716 and 1,198 shares of restricted stock were granted to employees. In August and September of 2015, 7,339 and 1,947 shares of restricted stock were granted to employees.  To date, before consideration of forfeitures, 3,485,200 shares have been granted to management, members of our Board of Directors and key employees under this plan.  A Monte Carlo simulation is completed to estimate the fair value of performance-based stock unit awards with a stock price performance component.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.    We expense the fair value of equity grants on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in thousands):

	September 30,	December 31,
	2015	2014

Currency translation adjustments	$ (221,639)	$ (136,265)
Pension related adjustments	(613)	(613)
Accumulated other comprehensive loss	$ (222,252)	$ (136,878)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income	$ 16,019	$ 50,134	$ 61,359	$ 112,954
Less: Dividends on Series A Preferred Stock	5,982	-	7,275	-
Net income available to common stockholders	$ 10,037	$ 50,134	$ 54,084	$ 112,954

Average basic shares outstanding	102,187	102,035	102,157	101,982
Effect of dilutive securities	342	825	260	893
Average diluted shares outstanding	102,529	102,860	102,417	102,875

Net income per share:
Basic	$ 0.10	$ 0.49	$ 0.53	$ 1.11
Diluted	$ 0.10	$ 0.49	$ 0.53	$ 1.10

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2015, all of the shares of the newly issued Preferred Stock were anti-dilutive. For the three months ended September 30, 2015 and 2014, we had approximately 3.8 million and 1.1 million anti-dilutive stock options, respectively. For the nine months ended September 30, 2015 and 2014, we had approximately 3.8 million and 1.0 million anti-dilutive stock options, respectively. There were no anti-dilutive restricted stock or performance stock unit awards for the three and nine months ended September 30, 2015 and 2014.

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Sales
U.S.	$ 865.4	$ 1,205.2	$ 2,793.5	$ 3,268.7
Canada	69.4	161.2	266.4	477.5
International	136.4	251.7	501.6	674.9
Sales	$ 1,071.2	$ 1,618.1	$ 3,561.5	$ 4,421.1

Operating income
U.S.	$ 46.4	$ 76.2	$ 147.1	$ 194.8
Canada	0.6	7.7	8.5	20.5
International	(3.9)	9.3	(5.0)	12.8
Operating income	43.1	93.2	150.6	228.1

Interest expense	(10.1)	(14.9)	(38.4)	(45.4)
Other, net	2.5	(2.1)	(5.1)	(9.6)
Income before income taxes	$ 35.5	$ 76.2	$ 107.1	$ 173.1

	September 30,	December 31,
	2015	2014
Total assets
U.S.	$ 2,627.6	$ 3,111.9
Canada	141.5	204.1
International	429.3	557.8
Total assets	$ 3,198.4	$ 3,873.8

Our sales by product line are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2015	2014	2015	2014
Energy carbon steel tubular products:
Line pipe	$ 194,491	$ 323,149	$ 702,430	$ 818,509
Oil country tubular goods (OCTG)	64,055	148,093	248,587	412,223
	$ 258,546	$ 471,242	$ 951,017	$ 1,230,732

Valves, fittings, flanges and other products:
Valves and specialty products	$ 359,918	$ 530,536	$ 1,166,621	$ 1,449,248
Carbon steel fittings and flanges and
stainless steel and alloy pipe and fittings	222,420	330,444	741,422	929,349
Other	230,305	285,924	702,483	811,791
	$ 812,643	$ 1,146,904	$ 2,610,526	$ 3,190,388

NOTE 7 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of September 30, 2015, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $36.5 million and $77.9 million at September 30, 2015 and December 31, 2014, respectively.  We had approximately  $1.3 million and $1.6 million recorded as assets on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $0.664 billion and $1.454 billion at September 30, 2015 and December 31, 2014, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $0.653 billion and $1.407 billion at September 30, 2015 and December 31, 2014, respectively.

NOTE 8– COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of September 30, 2015, we are named a defendant in approximately 478  lawsuits involving approximately 1,102 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Weatherford Claim.  In addition to PVF, our Canadian subsidiary, Midfield Supply (“Midfield”), now known as MRC Global (Canada) ULC, also distributed progressive cavity pumps and related equipment (“PCPs”) under a distribution agreement with Weatherford Canada Partnership (“Weatherford”) within a certain geographical area located in southern Alberta, Canada.  In late 2005 and early 2006, Midfield hired new employees, including former Weatherford employees, as part of Midfield’s desire to expand its PVF business into northern Alberta.  Shortly thereafter, many of these employees left Midfield and formed a PCP manufacturing, distribution and service company named Europump Systems Inc. (“Europump”) in 2006.  A subsidiary of Halliburton Company purchased Europump in 2014.  The distribution agreement with Weatherford expired in 2006.  Midfield supplied Europump with PVF products that Europump distributed along with PCP pumps.  In April 2007, Midfield purchased Europump’s distribution branches and began distributing and servicing Europump PCPs.

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

Recent Trends and Outlook

During the first nine months of 2015, the average oil price of West Texas Intermediate (“WTI”) decreased significantly to  $50.94 per barrel from $99.97 per barrel in the first nine months of 2014. Natural gas prices decreased to an average price of $2.80/Mcf (Henry Hub) for the first nine months of 2015 compared to $4.57/Mcf (Henry Hub) for the first nine months of 2014.  North American drilling  rig activity decreased 43% in the first nine months of 2015 as compared to the first nine months of 2014.

With the sustained decline in both oil and natural gas prices, and forecasts indicating that prices will be at low levels throughout the remainder of 2015 and into 2016, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to decline in 2015 and 2016 as compared to 2014.  These lower spending trends will also affect our midstream business but to a much lesser extent than upstream as a result of midstream infrastructure projects that are continuing.  The gas utilities component of our midstream business continues to be strong.  The decline in oil prices has more modestly impacted the downstream sector, which has a higher base of maintenance, repair and operations (“MRO”) business, including turnarounds.

Because we anticipated 2015 would be a challenging year, we have taken steps during the year to reduce our operating costs.  We implemented hiring and salary freezes and eliminated approximately 525 full-time positions. As a result of these actions, we recorded pre-tax severance and restructuring charges of $9.4 million in the first nine months of 2015.  Excluding the impact of acquisitions, we have reduced our headcount by approximately 775, or 15%, over the past six quarters.  Beginning in the fourth quarter, we plan to take additional voluntary and involuntary cost reduction measures affecting approximately 250 employees.    We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance and restructuring charges.   In addition to these efforts to address costs, we are also actively managing our investment in working capital to an appropriate level.  To the extent customer spending in 2016 and beyond decline to levels below current expectations, additional actions may be required to reduce operating costs and working capital levels further. In such a situation, we may also incur charges related to impairment of the carrying value of certain assets, including goodwill and other intangible assets.

During the second quarter of 2015, we issued $363 million of 6.5% Series A Convertible Perpetual Preferred Stock (“Preferred Stock”).  The proceeds of this transaction were used to repay outstanding indebtedness under our Global ABL and Term Loan facilities.  We believe that this transaction strengthened our capital structure and enhances our financial flexibility to execute on our growth strategy.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain circumstances. At September 30, 2015, total backlog was $659  million, including $461 million in our U.S. segment, $32 million in our Canadian segment and $166 million in our International segment.  At December 31, 2014, total backlog was $1.093 billion, including $767 million in our U.S. segment, $66 million in our Canadian segment and $260 million in our International segment. At September 30, 2014, total backlog was $1.254  billion, including $882 million in our U.S. segment, $74 million in our Canadian segment and $297 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Average Rig Count (1):
United States	866	1,903	1,059	1,845
Canada	190	386	200	370
International	1,132	1,348	1,187	1,344
Total	2,188	3,637	2,446	3,559

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 46.49	$ 97.87	$ 50.94	$ 99.97
Brent crude oil (per barrel)	$ 50.44	$ 101.90	$ 55.31	$ 106.56
Natural gas ($/Mcf)	$ 2.76	$ 3.96	$ 2.80	$ 4.57

Average Monthly U.S. Well Permits (3)	3,604	6,479	3,753	6,493
3:2:1 Crack Spread (4)	$ 20.93	$ 18.29	$ 22.33	$ 20.66
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The breakdown of our sales by sector for the three months ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended
	September 30, 2015		September 30, 2014
Upstream	$ 378.8	35%	$ 753.1	47%
Midstream	370.0	35%	474.3	29%
Downstream and other industrials	322.4	30%	390.7	24%
	$ 1,071.2	100%	$ 1,618.1	100%

For the three months ended September 30, 2015 and 2014, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 865.4	$ 1,205.2	$ (339.8)	(28.2%)
Canada	69.4	161.2	(91.8)	(56.9%)
International	136.4	251.7	(115.3)	(45.8%)
Consolidated	$ 1,071.2	$ 1,618.1	$ (546.9)	(33.8%)

Operating income (loss):
U.S.	$ 46.4	$ 76.2	$ (29.8)	(39.1%)
Canada	0.6	7.7	(7.1)	(92.2%)
International	(3.9)	9.3	(13.2)	N/M
Consolidated	43.1	93.2	(50.1)	(53.8%)

Interest expense	(10.1)	(14.9)	4.8	(32.2%)
Other income (expense)	2.5	(2.1)	4.6	N/M
Income tax expense	(19.5)	(26.1)	6.6	(25.3%)
Net income	16.0	50.1	(34.1)	(68.1%)
Series A preferred stock dividends	(6.0)	-	(6.0)	N/M
Net income available to common stockholders	$ 10.0	$ 50.1	$ (40.1)	(80.0%)

Adjusted Gross Profit (1)	$ 190.1	$ 307.7	$ (117.6)	(38.2%)
Adjusted EBITDA (1)	$ 51.3	$ 132.3	$ (81.0)	(61.2%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-19 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $1,071.2 million for the three months ended September 30, 2015 as compared to $1,618.1 million for the three months ended September 30, 2014.  The  $546.9 million decrease in sales reflected a $44 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $865.4 million for the three months ended September 30, 2015 from $1,205.2 million for the three months ended September 30, 2014. This $339.8 million, or 28.2%, decrease reflected a  $227 million decrease in the upstream sector, a $96 million decrease in the midstream sector and a modest decrease in the downstream sector.  The decrease in sales in the third quarter of 2015 as compared to the same period in 2014 was caused by decreased customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased to $69.4 million for the three months ended September 30, 2015 from $161.2 million for the three months ended September 30, 2014.  This $91.8 million, or 56.9%, decrease reflected an  $81 million decrease in the upstream business also due to a decrease in customer spending.  Approximately $14 million, or 15%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $136.4 million for the three months ended September 30, 2015 from $251.7 million for the same period in 2014.   The $115.3 million, or 45.8%, decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, the U.K., Australia and the Netherlands.  The impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar accounted for $30 million, or 26%, of the total decline.

Gross Profit.    Our gross profit was $185.2 million  (17.3% of sales) for the three months ended September 30, 2015 as compared to $278.0 million  (17.2% of sales) for the three months ended September 30, 2014.  Gross profit for the three months ended September 30, 2015 benefited from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $15.0 million in third quarter of 2015 compared to an increase in cost of sales of $3.9 million in the third quarter of 2014.  Excluding the impact of LIFO, gross profit declined 130 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $8.5 million and $11.4 million for the three months ended September 30, 2015 and 2014, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $190.1  (17.7% of sales) for the three months ended September 30, 2015 from $307.7 million  (19.0% of sales) for the three months ended September 30, 2014,  a  decrease of $117.6 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 185.2	17.3%	$ 278.0	17.2%
Depreciation and amortization	4.9	0.4%	6.5	0.4%
Amortization of intangibles	15.0	1.4%	19.3	1.2%
(Decrease) increase in LIFO reserve	(15.0)	(1.4%)	3.9	0.2%
Adjusted Gross Profit	$ 190.1	17.7%	$ 307.7	19.0%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $142.0 million for the three months ended September 30, 2015 as compared to $184.8 million for the three months ended September 30, 2014.  SG&A for the third quarter of 2015 included $0.7 million of severance and restructuring charges resulting from cost reductions efforts.  In the third quarter of 2014, we incurred $2.6 million of severance and related charges and $5.7 million of charges related to the cancellation of certain executive employment agreements, $2.5 million of which represented the accelerated recognition of equity-based compensation expense with previously issued awards.  Excluding these amounts, SG&A decreased $35.2 million.  Approximately  $10.1 million of the decrease was due to the impact of the foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to volume-related declines and the cost reduction efforts we have made.

Operating Income.   Operating income was $43.1 million for the three months ended September 30, 2015, as compared to $93.2 million for the three months ended September 30, 2014, a decrease of $50.1 million.

U.S. Segment—Operating income for our U.S. segment decreased to $46.4 million for the three months ended September 30, 2015 from $76.2 million for the three months ended September 30, 2014.  The decrease in operating income of $29.8 million was driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.

Canadian Segment—Operating income for our Canadian segment decreased to $0.6 million for the three months ended September 30, 2015 from $7.7 million for the three months ended September 30, 2014.  The decrease of $7.1 million reflected the decline in sales offset by corresponding reductions in SG&A.

International Segment—Our International segment incurred an operating loss of $3.9 million for the three months ended September 30, 2015 as compared to operating income of $9.3 million for the three months ended September 30, 2014.  The decrease of $13.2 million was the result of lower sales offset by corresponding reductions in SG&A.

Interest Expense.   Our interest expense was $10.1 million for the three months ended September 30, 2015 as compared to $14.9 million for the three months ended September 30, 2014.  This represented a decrease of $4.8 million resulting from lower average debt levels.  During the third quarter of 2015, total debt was reduced by  $184 million with positive cash flows from operations.

Other income (expense), net.   Our other income was $2.5 million for the three months ended September 30, 2015 compared to expense of $2.1 million in for the three months ended September 30, 2014.

Income Tax Expense.   Our income tax expense was $19.5 million for the three months ended September 30, 2015 as compared to $26.1 million for the three months ended September 30, 2014.  Our effective tax rates were 54.9% and 34.2% for the three months ended September 30, 2015 and 2014, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.    The increase in the effective tax rate to 54.9% in the third quarter of 2015 was a result of a higher expected tax rate for the full year of 42.6% due primarily to changes in our International segment including lower than previously forecasted pre-tax profits, pre-tax losses in certain jurisdictions with no corresponding tax benefit, and the recognition of a valuation allowance for certain deferred tax assets during the third quarter.

Net Income.   Our net income was $16.0 million for the three months ended September 30, 2015 as compared to $50.1 million for the three months ended September 30, 2014,  a decrease of $34.1 million.

Adjusted EBITDA.   We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $51.3 million  (4.8% of sales) for the three months ended September 30, 2015, as compared to $132.3 million (8.2% of sales) for the three months ended September 30, 2014.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2015	2014
Net income	$ 16.0	$ 50.1
Income tax expense	19.5	26.1
Interest expense	10.1	14.9
Depreciation and amortization	4.9	6.5
Amortization of intangibles	15.0	19.3
(Decrease) increase in LIFO reserve	(15.0)	3.9
Change in fair value of derivative instruments	(1.7)	(2.6)
Equity-based compensation expense	2.9	3.4
Severance and restructuring charges	0.7	2.6
Cancellation of executive employment agreements (cash portion)	-	3.2
Foreign currency (gains) losses	(1.1)	4.9
Adjusted EBITDA	$ 51.3	$ 132.3

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The breakdown of our sales by sector for the nine months ended September 30, 2015 and 2014 was as follows (in millions):

	Nine Months Ended
	September 30, 2015		September 30, 2014
Upstream	$ 1,360.1	38%	$ 2,088.0	47%
Midstream	1,168.3	33%	1,201.7	27%
Downstream and other industrials	1,033.1	29%	1,131.4	26%
	$ 3,561.5	100%	$ 4,421.1	100%

For the nine months ended September 30, 2015 and 2014, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 2,793.5	$ 3,268.7	$ (475.2)	(14.5%)
Canada	266.4	477.5	(211.1)	(44.2%)
International	501.6	674.9	(173.3)	(25.7%)
Consolidated	$ 3,561.5	$ 4,421.1	$ (859.6)	(19.4%)

Operating income (loss):
U.S.	$ 147.1	$ 194.8	$ (47.7)	(24.5%)
Canada	8.5	20.5	(12.0)	(58.5%)
International	(5.0)	12.8	(17.8)	N/M
Consolidated	150.6	228.1	(77.5)	(34.0%)

Interest expense	(38.4)	(45.4)	7.0	(15.4%)
Other expense	(5.1)	(9.6)	4.5	(46.9%)
Income tax expense	(45.7)	(60.1)	14.4	(24.0%)
Net income	61.4	113.0	(51.6)	(45.7%)
Series A preferred stock dividends	(7.3)	-	(7.3)	N/M
Net income available to common stockholders	$ 54.1	$ 113.0	$ (58.9)	(52.1%)

Adjusted Gross Profit (1)	$ 641.9	$ 845.8	$ (203.9)	(24.1%)
Adjusted EBITDA (1)	$ 201.1	$ 322.5	$ (121.4)	(37.6%)

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 21-23 herein.

Sales.   Our sales were  $3,561.5 million for the nine months ended September 30, 2015 as compared to $4,421.1 million for the nine months ended September 30, 2014.  The  $859.6 million decrease in sales reflected a $132 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $2,793.5 million for the nine months ended September 30, 2015 from $3,268.7 million for the nine months ended September 30, 2014. This $475.2 million, or 14.5%,  decrease reflected a $430.9 million decrease in the upstream sector and modest declines in the midstream and downstream sectors.  The decline in all sectors reflects the anticipated decrease in customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased to $266.4 million for the nine months ended September 30, 2015 from $477.5 million for the nine months ended September 30, 2014.  This $211.1 million, or 44.2%, decrease reflected a $198.9 million decrease in the upstream business due to a decrease in customer spending. Approximately $39 million, or 19%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $501.6 million for the nine months ended September 30, 2015 from $674.9 million for the same period in 2014.   The decrease of $173.3 million, or 25.7%, reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, the

U.K., Australia and the Netherlands.  This included the impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar, which accounted for $93 million, or 54%, of the total decline.

Gross Profit.   Our gross profit was $611.0 million  (17.2% of sales) for the nine months ended September 30, 2015 as compared to $769.6 million  (17.4% of sales) for the nine months ended September 30, 2014.  Gross profit for the nine months ended September 30, 2015 benefited from lower product costs reflected in our LIFO inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $30.1 million in first nine months of 2015 compared to an increase in cost of sales of $5.9 million in the first nine months of 2014.  Excluding the impact of LIFO, gross profit declined 110 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were  $28.0 million and $34.7 million for the nine months ended

September 30, 2015 and 2014, respectively.

Adjusted Gross Profit.   Adjusted Gross Profit decreased to $641.9  (18.0% of sales) for the nine months ended September 30, 2015 from $845.8 million  (19.1% of sales) for the nine months ended September 30, 2014,  a  decrease of $203.9 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 611.0	17.2%	$ 769.6	17.4%
Depreciation and amortization	15.1	0.3%	17.1	0.4%
Amortization of intangibles	45.9	1.3%	53.2	1.2%
(Decrease) increase in LIFO reserve	(30.1)	(0.8%)	5.9	0.1%
Adjusted Gross Profit	$ 641.9	18.0%	$ 845.8	19.1%

Selling, General and Administrative Expenses.   Our SG&A expenses were $460.4 million for the nine months ended September 30, 2015 as compared to $541.5 million for the nine months ended September 30, 2014.  SG&A for the first nine months of 2015 included $9.4 million of severance and restructuring charges resulting from cost reduction efforts as well as $5.5 million of incremental expense related to our MSD and Hypteck acquisitions.  In the first nine months of 2014, we incurred $7.5 million of severance and related charges and $5.7 million of charges related to the cancellation of certain executive employment agreements, $2.5 million of which represented the accelerated recognition of equity-based compensation expense with previously issued awards.  Excluding these amounts, SG&A decreased $82.8 million.  Approximately $29.4 million of the decrease was due to the impact of weaker foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to volume-related declines and the cost reduction efforts we have made.

Operating Income.   Operating income was $150.6 million for the nine months ended September 30, 2015, as compared to $228.1 million for the nine months ended September 30, 2014, a decrease of $77.5 million.

U.S. Segment—Operating income for our U.S. segment decreased to $147.1 million for the nine months ended September 30, 2015 from $194.8 million for the nine months ended September 30, 2014.  The decrease in operating income of $47.7 million was driven by lower sales due to decreased customer spending offset by a reduction in SG&A expenses. Severance expenses negatively impacted operating income by $3.5 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Canadian Segment—Operating income for our Canadian segment decreased to $8.5 million for the nine months ended September 30, 2015 from $20.5 million for the nine months ended September 30, 2014.    The decrease of $12.0 million reflected the decline in sales offset by corresponding reductions in SG&A.

International Segment—Our International segment incurred an operating loss of $5.0 million for the nine months ended September 30, 2015 as compared to operating income of $12.8 million for nine months ended September 30, 2014.    The decrease of $17.8 million was the result of lower sales offset by corresponding reductions in SG&A. Severance expenses negatively impacted operating income by $5.2 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.

 Interest Expense.   Our interest expense was $38.4 million for the nine months ended September 30, 2015 as compared to $45.4 million for the nine months ended September 30, 2014.    The decrease of $7.0 million can be attributed to lower average debt levels. During the first nine months of 2015, total debt was reduced by $790 million with $355 million of net proceeds from our June 2015 Preferred Stock issuance combined with positive cash flows from operations.

Other income (expense), net.   Our other expense was $5.1 million for the nine months ended September 30, 2015 compared to $9.6 million for the nine months ended September 30, 2014.  The first nine months of 2015 included a $3.2 million write off of debt issuance costs, foreign currency losses of $4.3 million and a $0.5 million gain on the change in the fair value of derivatives as compared to a foreign currency loss of $1.8 million and  a  $1.7 million loss on the change of fair value of derivatives in the nine months of 2014.  Additionally, the nine months ended September 30, 2014 included a $6.2 million charge related to the sale of our Canadian progressive cavity pump business.

Income Tax Expense.   Our income tax expense was $45.7 million for the nine months ended September 30, 2015 as compared to $60.1 million for the nine months ended September 30, 2014.  Our effective tax rates were 42.7% and 34.7% for the nine months ended September 30, 2015 and 2014, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.  The increase in the effective tax rate to 42.7% for the nine months ended September 30, 2015 was due primarily to changes in our International segment including lower than previously forecasted pre-tax profits, pre-tax losses in certain jurisdictions with no corresponding tax benefit, and the recognition of a valuation allowance for certain deferred tax assets during the third quarter.

Net Income.   Our net income was $61.4 million for the nine months ended September 30, 2015 as compared to $113.0 million for the nine months ended September 30, 2014, a decrease of $51.6 million.

Adjusted EBITDA.   We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $201.1 million  (5.6% of sales) for the nine months ended September 30, 2015, as compared to $322.5 million (7.3% of sales) for the nine months ended September 30, 2015.

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

The following table reconciles Adjusted EBITDA with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net income	$ 61.4	$ 113.0
Income tax expense	45.7	60.1
Interest expense	38.4	45.4
Depreciation and amortization	15.1	17.1
Amortization of intangibles	45.9	53.2
(Decrease) increase in LIFO reserve	(30.1)	5.9
Change in fair value of derivative instruments	(0.5)	1.7
Equity-based compensation expense	8.3	7.4
Loss on sale of Canadian PCP business	-	6.2
Write off of debt issuance costs	3.2	-
Severance and restructuring charges	9.4	7.5
Cancellation of executive employment agreements (cash portion)	-	3.2
Foreign currency losses	4.3	1.8
Adjusted EBITDA	$ 201.1	$ 322.5

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At September 30, 2015, our total liquidity, including cash on hand, was $649.0 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $32.9 million and $25.1 million, respectively.  As of September 30, 2015 and December 31, 2014, $32.9 million and $22.2 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $793.5 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium.  As of September 30, 2015, the outstanding balance on our Term Loan, net of original issue discount, was $525.5 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.    As of  September 30, 2015, we had $616.1 million of Excess Availability, as defined  under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2015.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2017. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$ 480.6	$ (68.6)
Investing activities	(26.4)	(354.5)
Financing activities	(441.5)	429.5
Net increase in cash and cash equivalents	$ 12.7	$ 6.4

Operating Activities

Net cash provided by operating activities was $480.6 million during the nine months ended September 30, 2015 compared to net cash used in operating activities of $68.6 million during the nine months ended September 30, 2014.  The increase in cash provided by operations was primarily the result of decreased working capital requirements.  Excluding the impact of acquisitions, working capital decreased $387.2 million in the first nine months of 2015 as compared to an increase of $227.7 million in the first nine months of 2014. The current year decline in working capital was impacted most significantly by a $311 million and $293 million reduction in accounts receivable and inventory, respectively, caused by declining sales levels.  We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash used in investing activities was $26.4 million for the nine months ended September 30, 2015, compared to $354.5 million for the nine months ended September 30, 2014. The $328.1 million decrease in cash used in investing activities was the result of the acquisitions of Stream AS, MSD Engineering Pte. Limited, and Hypteck AS which required  $347.0 million of cash during the nine months ended September 30, 2014.  Our capital expenditures were $23.8 million for the nine months ended September 30, 2015 and $10.1 million for the nine months ended September 30, 2014.  We expect capital expenditures in 2015 to be approximately $39 million which reflects our plan to implement a new information technology system in certain areas of the international segment.

Financing Activities

Net cash used in financing activities was $441.5 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $429.5 million for the nine months ended September 30, 2014.  In June 2015 we received $355.5 million of net proceeds related to the issuance of Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.  Net repayments on our Global ABL Facility totaled $535.4 million in the first nine months of 2015, compared to net borrowings of $436.8 million in the first nine months of 2014.

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

As of September 30, 2015, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 8 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	-	$ -	-	$ -
August 1- August 31	-	$ -	-	$ -
September 1- September 30	87	$ 13.15	-	$ -
87

(1) We purchased 87 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares. There were no open-market repurchases.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014 and (v) Notes to the Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  November 6, 2015