Form 10-K
period 2015-12-31
MRC GLOBAL INC.
filed 2016-02-24
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-35479

MRC Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Fulbright Tower 1301 McKinney Street, Suite 2300 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1,578 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2015. There were 101,388,273 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2016 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to “the Company”, “MRC Global”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor, based on sales, of pipe, valves and fittings (“PVF”) and related products and services to the energy industry based on sales and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining and petrochemical processing) sectors. We offer more than 230,000 SKUs, including an extensive array of PVF, oilfield supply, automation, instrumentation and other general and specialty industry supply products from our global network of suppliers. Through our U.S., Canadian and International segments, we serve our more than 19,000 customers through approximately 350 service locations. We are diversified by geography, the industry sectors we serve and the products we sell.

Our customers use the PVF and oilfield supplies that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sectors as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages, and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

We have seen customer spending fall off significantly beginning in late 2014 and continuing throughout all of 2015 as a result of the lower oil and natural gas price environment.  Prominent exploration and production (“E&P”) spending surveys, which include many of our customers, indicate that 2016 spending will be down an additional 15-20% globally, including a decline of more than 35-40% in North America following a 35% decline in 2015.  Notwithstanding this decline, we have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints, and market expectations of future improvements in the oil, natural gas, refined products and petrochemical sectors. In the longer term, we believe carbon based energy will continue to play a critical role in supporting economic growth.  In the near term, however, customer spending will be more sensitive to global oil and natural gas prices and general economic conditions.  As such, our business will experience periods of cyclicality.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As an industrial distributor of PVF and related products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically by maintaining a key focus on our managed and targeted growth accounts, enhancing our product and service offerings, extending our global platform to major PVF energy markets through acquisitions, investing in technology systems and branch infrastructure to achieve improved operational excellence and optimizing our working capital.

We believe that global preferred supplier agreements allow us to better serve our customers’ needs and provide the customer with a global platform in which to procure their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we gain a larger proportion of the customer’s spending in our product categories.  In addition, through system integration, we believe transactions with these customers can be more streamlined. We strive to add scope to these arrangements in various ways including adding geographies, product lines, inventory management and inventory logistics.

Our approach to expanding existing markets and accessing new markets is multifaceted.  We seek to expand our geographic footprint, pursue strategic acquisitions, and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high quality products they need when they need them. By being a consistent and reliable partner, we are able to maintain and grow our market share with both new and existing customers.

We continually broaden our product offering and supplier base.  Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals, safety and other industrial supply products. We remain focused on higher margin products such as valves, valve automation and high alloy products and have eliminated our exposure to oil country tubular goods (“OCTG”), our most volatile, lowest margin product group.

We also target growth with our midsized customers and diversification of our midstream customer base. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Our acquisition strategy is focused on those businesses that will broaden our international geographic footprint, in certain energy intensive regions, or those that expand our product offerings, particularly in valves, valve automation, instrumentation, stainless and alloy. We also consider “bolt-on” acquisitions that supplement our existing offerings.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence.  Our concept of operational excellence is centered around premium customer service arrived at by hiring the right people in the right places utilizing common business processes.  We also place the highest emphasis on safety.

Operations

Our business is segregated into three geographical operating segments, our U.S., Canadian, and International operations. These segments represent our business of providing PVF and related products and services to the energy industry, across each of the upstream, midstream and downstream sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our U.S. segment represented approximately 79% of our consolidated revenues in 2015. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas producing regions. Our network is comprised of 121 branch locations, 9 distribution centers, 13 valve automation service centers and 54 third-party pipe yards.

Our Canadian segment represented approximately 7% of our consolidated revenues in 2015. Our distribution operations extend throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have 31 branch locations, one distribution center, one valve automation service center and 16 third-party pipe yards.

Our International segment represented approximately 14% of our consolidated revenues in 2015. This segment includes 54 branch locations located throughout Europe, Asia, Australasia and the Middle East with seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We also maintain 16 valve automation service centers in Europe, Asia and Australia.

Products:  We distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•Valves, Automation and Instrumentation. Product offering includes ball, butterfly, gate, globe, check, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, and a wide range of steam and instrumentation products used in various process applications within our refinery and petrochemical sectors.

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

•Oil Country Tubular Goods (“OCTG”). OCTG includes casing (used for production and to line the well bore) and tubing pipe (used to extract oil or natural gas from wells) and is either classified as carbon or alloy depending on the grade of material. In February 2016, we completed the disposition of our U.S. OCTG business, which represents substantially all of our OCTG sales globally.

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

Our comprehensive information systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multilocation customers who have demanding service requirements.

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

Suppliers: We source the products we distribute from a global network of suppliers in over 45 countries. We have over 100 dedicated supply chain management employees that handle purchasing.  Our suppliers benefit from access to our diversified customer base and, by consolidating customer orders, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2015 approximated 39% of our total purchases, with our single largest supplier constituting approximately 5%. We are the largest customer for many of our suppliers, and we source a significant majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 22 countries and direct sales into over 100 countries around the world. We have approximately 1,900 operations personnel around the world.  Our broad distribution network and customer base allow us to capitalize on our extensive inventory offering. Local relationships, depth of inventory, service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

Our over 470 account managers and outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

To address the needs of our customer base, our inside sales force of over 850  customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

Customers: Our principal customers are companies active in the upstream, midstream and downstream sectors of the energy industry. Due to the demanding operating conditions in the energy industry, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost to them of maintenance or new project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, efficient and reliable products and value-added services and solutions.

We have a diverse customer base of over 19,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2015, our 25 largest customers represented approximately 51% of our total sales, with our single largest customer constituting approximately 9%. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2015 was $542 million ($500 million excluding OCTG) including $347 million ($305 million excluding OCTG), $34 million and $161 million in our U.S., Canadian and International segments, respectively. Our backlog at December 31, 2014 was $1.093 billion ($936 million excluding OCTG) including $767 million ($610 million excluding OCTG), $66 million and $260 million in our U.S., Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2016.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include internationally recognized PVF distributors, such as Distribution NOW, Ferguson Enterprises (a subsidiary of Wolseley, plc), Marubeni-Itochu, Van Leeuwen, FloWorks, Lockwood International and Sumitomo, several large regional or product-specific competitors and many local, family-owned and privately held PVF distributors.

 Employees: We have approximately 4,100 employees of which 209 employees belong to a union and are covered by collective bargaining agreements. We also have 35 employees in Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenues by geography, see “Note 14—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2015.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the U.S. Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA is in the process of finalizing greenhouse gas emissions standards, known as New Source Performance Standards (“NSPS”), for new power plants, and issued proposed NSPS for existing power plants in October 2014, which were finalized in August 2015.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2015 and 2014 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. A material decline in oil or natural gas prices, inability to access capital, and consolidation within the industry could all depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures. If our customers’ expenditures decline, our business will suffer.

Volatile oil and gas prices affect demand for our products.

As evidenced by the decline of oil prices from late 2014 to 2015, prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

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

In the future, we may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies or increases in the cost of raw materials or transportation. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. For example, we may be unable to pass increased supply costs on to our customers because significant amounts of our sales are derived from stocking program arrangements, contracts and maintenance and repair arrangements, which provide our customers time limited price protection, which may obligate us to sell products at a set price for a specific period. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products or services from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, including steel, nickel and molybdenum, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 39% of our total purchases during the year ended December 31, 2015 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 51% of our sales for the year ended December 31, 2015. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.  In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have indebtedness. As of December 31, 2015, we had total debt outstanding of $523.7 million and excess availability of $671.3 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2015 was $47.5 million.

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

The ability of our subsidiaries to make any payments to us will depend on their earnings, the terms of their current and future indebtedness, tax considerations and legal and contractual restrictions on the ability to make distributions. In particular, our subsidiaries’ credit facilities currently impose limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to pay dividends to our stockholders. Subject to limitations in our credit facilities, our subsidiaries may also enter into additional agreements that contain covenants prohibiting them from distributing or advancing funds or transferring assets to us under certain circumstances, including to pay dividends.

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

If tariffs and duties on imports into the U.S. of line pipe or certain of the other products that we sell are lifted, we could have too many of these products in inventory competing against less expensive imports.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and, to a lesser extent, on imports of certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increase, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

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

In particular, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, at the international, national, regional and state levels. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. Attention is now focused on the development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expired in 2012. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. In addition, the EPA has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, the most recent of which became effective in August 2012. Pursuant to the terms of a settlement agreement, the EPA finalized greenhouse gas emissions standards, known as NSPS, for new power plants, and issued proposed NSPS for existing power plants in October 2014, which were finalized in August 2015.  The settlement agreement also calls for NSPS for greenhouse gas emissions from oil refineries; however the EPA has not proposed such NSPS to date. NSPS for other oil refinery emissions were issued by the EPA pursuant to the settlement agreement in September 2012 and became effective in November 2012 with minor amendments effective in December 2013. These laws and regulations could negatively impact the market for the products we distribute and, consequently, our business.

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

We maintain insurance to cover certain of our potential losses, and we are subject to various self-insured retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts of insurance we have or beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery. Finally, while we may have insurance coverage, we cannot guarantee that the insurance carrier will have the financial wherewithal to pay a claim otherwise covered by insurance, and as a result we may be responsible for any such claims.

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

We are a defendant in lawsuits involving approximately 1,099 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

As of December 31, 2015, we had $942.6 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

Additionally, under U.S. generally accepted accounting principles, goodwill and certain other long lived intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.  For the year ended December 31, 2015, we recorded pre-tax, non-cash impairment charges in the amount of $461.9 million as a result of unfavorable changes in our business outlook, including our financial forecasts for 2016 and beyond.

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

The SEC continues to review the possibility of convergence to a single set of international accounting standards (such as International Financial Reporting Standards (“IFRS”)). The associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted.  Changes in the treatment of LIFO under tax laws could impact the tax treatment of LIFO.   If we had ceased valuing our inventory under the LIFO method at December 31, 2015, we would have been required to make tax payments approximating $104.0 million over the subsequent four years.

We do not currently intend to pay dividends to our common stockholders in the foreseeable future.

It is uncertain when, if ever, we will declare dividends to our common stockholders. We do not currently intend to pay dividends in the foreseeable future. Our ability to pay dividends is constrained by our holding company structure under which we are dependent on our subsidiaries for payments. Additionally, we and our subsidiaries are parties to credit agreements which restrict our ability and their ability to pay dividends. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.

We have operations in the U.S. and in 21 countries that can be impacted by expected and unexpected changes in the business and legal environments in the countries in which we operate. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a modified hub and spoke model that is centered around our 10 distribution centers in the U.S. and Canada with more than 150 branch locations which have inventory and local employees. Our U.S. network is comprised of 121 branch locations and nine distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and our Houston, TX (Darien Street) distribution centers and lease the remaining seven distribution centers. In Canada, we have 31 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 15% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of 54 branch locations located throughout Europe, Asia, Australasia and the Middle East, including seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We own our Brussels, Belgium location and the remainder of our locations are leased.

Our Company maintains its principal executive office at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010 and also maintains a corporate office in Charleston, WV.  These locations have corporate functions such as executive management, accounting, human resources, legal, marketing, supply chain management, business development and information technology.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 16—Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this report.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 24, 2016 are listed below.

Andrew R. Lane, age 56, has served as our president and chief executive officer (“CEO”) since September 2008 and our chairman of the board since December 2009.  From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (“A.M.P.”) at Harvard Business School in 2000.

James E. Braun, age 56, has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun held a variety of leadership positions with Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 53, has served as our executive vice president –  corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Steinar Aasland, age 49, is our senior vice president of international operations.  Prior to that role, he served as our senior vice president – Europe since April 2014.  Before that, he was the CEO of Stream AS, which was acquired by MRC Global in 2014, and was responsible for all business activities of its three subsidiaries, Teamtrade, Solberg & Andersen and Energy Piping.  Mr. Aasland has more than 20 years of executive management experience in the PVF industry.  Mr. Aasland currently serves as the Chairman of the Board for the Stavanger Chamber of Commerce.  He is a mechanical engineer and holds a masters degree in strategy and management from BI Norwegian Business School.

Grant Bates, age 44, has led our Canada region since April 2014.  Previously, Mr. Bates served as regional vice president of the Australasian region since November 2012.  Mr. Bates joined MRC Global in March 2012 through the acquisition of OneSteel Piping Systems (now known as MRC Piping Systems Australia).  Prior to the acquisition, Mr. Bates served as the National Manager of OneSteel Piping Systems.  He has more than a decade of experience in manufacturing and distribution in a variety of management roles, including several years as a business analyst and consulting engineer.  Mr. Bates holds a B.Eng. in mechanical engineering from the University of Newcastle, a Graduate diploma in management and a masters of business administration from Deakin University.

John Bowhay, age 50, is our senior vice president – supply chain management.  His responsibilities include both product sales and supply chain efforts for our products.  He previously served as senior vice president – Asia Pacific and Middle East.  Before that, Mr. Bowhay served as vice president of European operations since August 2013.  Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K.  He brings more than 31 years of industry experience and valve expertise to the MRC Global team.  Mr. Bowhay attended the London Business School.

Scott A. Hutchinson, age 60, has served as senior vice president – North America since September 2014.  Prior to this role, Mr. Hutchinson was the senior vice president of global business processes, and, before that, he was our executive vice president of Canada operations.  Prior to that role, Mr. Hutchinson served as our executive vice president of North America operations beginning in November 2009.  From January 2009 to November 2009 he served as our senior vice president of the Eastern region covering most operational units east of the Mississippi River.  From October 1998 to January 2009, he served as senior vice president of our Midwest region.  From May 1988 to October 1998 he worked in various field positions with our Company and from 1984 to 1988, he served as outside sales representative for Grant Supply in Houston, Texas, which became part of our Company in 1987.  Prior to joining us, Mr. Hutchinson worked for Fluor Corporation in procurement.  He holds a bachelor of arts degree in marketing from the University of Central Florida.

Rory M. Isaac, age 65, has served as senior vice president of business development since September 2014.  Prior to that, he served as executive vice president – international operations since July 2013.  Mr. Isaac has served as executive vice president of corporate strategy, mergers and acquisitions from September 2012 to June 2013. Prior to this role, Mr. Isaac served as the executive vice president of global business development since December 2008. Prior to December 2008, he served in a variety of leadership positions within the Company since 1981.  Mr. Isaac attended the Citadel.

Elton Bond, age 40, has served as our senior vice president and chief accounting officer since May 2011.  From September 2009 to May 2011, he served as senior vice president and treasurer.  Prior to that, he served as vice president of finance and compliance since December 2008. Before that, Mr. Bond was the director of finance and compliance since January 2007.  He started his career with MRC Global as the acquisition development manager in April 2006.  Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997.  He is a member of the American Institute of Certified Public Accountants and a member of the West Virginia Society of CPAs.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MRC Global Inc. common stock is listed on the New York Stock Exchange (“NYSE’) under the symbol “MRC”. The following table illustrates the high and low sales prices as reported by the NYSE for the two most recent years by quarter:

2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price

High	$ 15.36	$ 17.62	$ 15.80	$ 15.49

Low	$ 10.20	$ 11.85	$ 10.45	$ 10.73

2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$ 32.10	$ 29.67	$ 28.55	$ 23.35

Low	$ 24.73	$ 26.17	$ 23.14	$ 13.41

As of February 12, 2016, there were 309 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends on common stock during 2014 or 2015 and currently has no intention to declare any dividends.

The Company’s Global ABL Facility, Term Loan and our 6.5% Series A Convertible Perpetual Preferred Stock restrict our ability to declare cash dividends under certain circumstances. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Issuer Purchases of Securities

A summary of our purchases of MRC Global Inc. common stock during the fourth quarter of fiscal year 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	320	$ 11.61	-	$ -
November 1 - November 30	816,706	$ 14.12	816,389	$ 88,473,755
December 1 - December 31	67	$ 13.12	-	$ 88,473,755
	817,093

(1) We purchased 704 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 816,389 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015. The plan allows for purchases of common stock up to $100 million and is scheduled to expire in December 2017.

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
$60
$50
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Sales	$ 4,528.6	$ 5,933.2	$ 5,230.8	$ 5,570.8	$ 4,832.4
Cost of sales	3,742.5	4,915.1	4,276.0	4,557.1	4,124.2
Gross profit	786.1	1,018.1	954.8	1,013.7	708.2
Selling, general and administrative expenses	606.5	716.0	643.0	606.7	513.6
Goodwill and intangible asset impairment	461.9	-	-	-	-
Operating (loss) income	(282.3)	302.1	311.8	407.0	194.6
Other (expenses) income:
Interest expense	(47.5)	(61.8)	(60.7)	(112.5)	(136.8)
Loss on early extinguishment of debt	-	-	-	(114.0)	-
Other, net	(12.5)	(14.4)	(14.2)	1.2	(2.0)
(Loss) income before income taxes	(342.3)	225.9	236.9	181.7	55.8
Income taxes	(10.8)	81.8	84.8	63.7	26.8
Net (loss) income	(331.5)	144.1	152.1	118.0	29.0
Series A preferred stock dividends	13.2	-	-	-	-
Net (loss) income attributable to common stockholders	$ (344.7)	$ 144.1	$ 152.1	$ 118.0	$ 29.0
Earnings per share amounts:
Basic	$ (3.38)	$ 1.41	$ 1.50	$ 1.22	$ 0.34
Diluted	$ (3.38)	$ 1.40	$ 1.48	$ 1.22	$ 0.34
Weighted average shares, basic (in thousands)	102,067	102,006	101,712	96,465	84,417
Weighted average shares, diluted (in thousands)	102,067	102,790	102,522	96,925	84,655
Dividends	$ -	$ -	$ -	$ -	$ -

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash	$ 69.0	$ 25.1	$ 25.2	$ 37.1	$ 46.1
Working capital (1)	960.9	1,504.4	1,083.9	1,200.5	1,074.7
Total assets	2,501.5	3,875.7	3,335.7	3,369.7	3,229.9
Long-term debt (2)	523.7	1,453.6	986.8	1,256.6	1,526.7
Redeemable preferred stock	355.5	-	-	-	-
Stockholders' equity	955.8	1,397.2	1,338.3	1,185.9	720.8

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial Data:
Net cash flow:
Operating activities	$ 689.9	$ (106.4)	$ 323.6	$ 240.1	$ (102.9)
Investing activities	(41.2)	(362.0)	(69.4)	(183.0)	(48.0)
Financing activities	(599.2)	467.2	(265.0)	(60.5)	140.6

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

Overview

We are the largest global industrial distributor, based on sales, of PVF and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing) sectors. Our business is segregated into three geographical segments consisting of our U.S., Canadian and International operations. We serve our customers in approximately 350 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Although we have seen customer spending fall off significantly beginning in late 2014 and continuing throughout all of 2015 as a result of the lower oil and natural gas price environment, long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

•Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil and natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including E&P spending, additions and maintenance to pipeline mileage, refinery utilization and petrochemical processing activity.

•Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy sector and other factors. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for the products we distribute to materially change.

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

Recent Trends and Outlook

During 2015, the average oil price of West Texas Intermediate (“WTI”) decreased significantly to $48.66 per barrel compared to $93.17 per barrel in 2014.  Natural gas prices decreased to an average price of $2.62/Mcf (Henry Hub) for 2015 compared to $4.37/Mcf (Henry Hub) for 2014.  North American drilling rig activity decreased 48% in 2015 compared to 2014.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale, at a pace exceeding demand growth.  This increase combined with a lack of willingness on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production, has triggered a dramatic decline in oil prices that began in late 2014, continued throughout 2015, and persists today.  This low price environment has, in turn, resulted in a dramatic decline in exploration and production (“E&P”) capital spending by our customers which directly impacts our business.  Prominent E&P spending surveys, which include many of our customers, indicate that 2016 spending could be down by more than 35-40% in North America following a 35% decline in 2015.  Globally, spending is projected to be down by 15-20% in 2016 compared to 2015.  This marks the first time in nearly 30 years that global spending has been down in consecutive years.  Additionally, for certain of our customers, an inability to access capital markets will further limit their ability to spend during this downturn.  With sustained lower pricing in both oil and natural gas prices projected throughout 2016 and into 2017, we expect our business to continue to contract in 2016 particularly within the North American upstream and in our project business where ongoing projects will be completed but new projects are likely to be delayed.  In the longer term, we believe that carbon-based energy will continue to play a critical role in supporting economic growth; however, higher oil prices are necessary to drive increases in customer spending.

Because 2015 was expected to be a challenging year, we took a number of steps to reduce our operating costs.  We implemented hiring and salary freezes and eliminated approximately 800 full-time positions. As a result of these actions, we recorded pre-tax severance and restructuring charges of $14.5 million in 2015.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook.  In addition to these efforts to reduce costs, we also managed our working capital to an appropriate level, which was a reduction of $543 million in 2015 compared to 2014.  We have reduced debt by $930 million and increased our liquidity to $740 million at year-end December 31, 2015 compared to December 31, 2014.  We will continue to monitor the capital expenditures of our customers and adjust our operating costs and working capital levels accordingly.

In February 2016, we completed the disposition of our U.S. oil country tubular goods (“OCTG”) product line.  This divestiture represents the culmination of a multi-year strategy to decrease our exposure to the direct volatility of the drilling activity and lower margins as compared to our other product lines.  For the year ended 2015, sales of U.S. OCTG totaled $305 million, or 7% of our total sales. U.S. OCTG inventories as of December 31, 2015 were $63 million.  As a result of this transaction, we recorded a loss of $5 million that is reflected in our 2015 results.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain instances.  Our backlog at December 31, 2015 was $542 million ($500 million excluding OCTG) including $347 million ($305 million excluding OCTG), $34 million and $161 million in our U.S., Canadian and International segments, respectively. Our backlog at December 31, 2014 was $1.093 billion ($936 million excluding

OCTG) including $767 million ($610 million excluding OCTG), $66 million and $260 million in our U.S., Canadian and International segments, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2016.

The following table shows key industry indicators for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Average Rig Count (1):
United States	978	1,862	1,761
Canada	192	379	359
Total North America	1,170	2,241	2,120
International	1,167	1,337	1,296
Total Worldwide	2,337	3,578	3,416

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 48.66	$ 93.17	$ 97.98
Brent crude oil (per barrel)	$ 52.32	$ 98.97	$ 108.56
Natural gas ($/Mcf)	$ 2.62	$ 4.37	$ 3.73

Average Monthly U.S. Well Permits (3)	3,783	6,348	5,871
3:2:1 Crack Spread (4)	$ 20.12	$ 19.04	$ 23.57
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

The breakdown of our sales by sector for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions):

	Year Ended December 31,
	2015		2014		2013

Upstream	$ 1,728.9	38%	$ 2,806.5	47%	$ 2,314.9	44%
Midstream	1,484.8	33%	1,654.7	28%	1,491.0	29%
Downstream and other industrials	1,314.9	29%	1,472.0	25%	1,424.9	27%
	$ 4,528.6	100%	$ 5,933.2	100%	$ 5,230.8	100%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 3,571.7	$ 4,427.4	$ (855.7)	(19.3%)
Canada	332.6	632.5	(299.9)	(47.4%)
International	624.3	873.3	(249.0)	(28.5%)
Consolidated	$ 4,528.6	$ 5,933.2	$ (1,404.6)	(23.7%)

Operating (loss) income:
U.S.	$ (47.1)	$ 266.2	$ (313.3)	(117.7%)
Canada	9.3	27.7	(18.4)	(66.4%)
International	(244.5)	8.2	(252.7)	N/M
Consolidated	(282.3)	302.1	(584.4)	(193.4%)

Interest expense	(47.5)	(61.8)	14.3	(23.1%)
Other expense	(12.5)	(14.4)	1.9	(13.2%)
Income tax benefit (expense)	10.8	(81.8)	92.6	(113.2%)
Net (loss) income	$ (331.5)	$ 144.1	$ (475.6)	(330.0%)

Adjusted Gross Profit (1)	$ 813.4	$ 1,120.3	$ (306.9)	(27.4%)
Adjusted EBITDA (1)	$ 234.8	$ 424.0	$ (189.2)	(44.6%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 29-31 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $4,528.6 million for the year ended December 31, 2015 as compared to $5,933.2 million for the year ended December 31, 2014.  The $1,404.6 million decrease reflected a $162.4 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased  $855.7 million to $3,571.7 million for 2015 from $4,427.4 million for 2014. This 19% decrease reflected a $659 million, or 36%, decrease in the upstream sector, a $167 million, or 10%, decrease in the midstream sector and a modest decline in the downstream sector.  The decline in all sectors reflects the decrease in customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased $299.9 million to $332.6 million for 2015 from $632.5 million for 2014.  This 47.4% decrease reflected a $276 million, or 53%, decrease in upstream business due to a decrease in customer spending.  Approximately $51 million, or 17%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased  $249.0 million to $624.3 million for 2015 from $873.3 million for 2014.  This 28.5 % decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, the U.K., Australia and the Netherlands. The decrease in sales included the impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar, which accounted for $111 million, or 45%, of the total decline.

Gross Profit. Our gross profit was $786.1 million (17.4% of sales) for the year ended December 31, 2015 as compared to $1,018.1 million (17.2% of sales) for the year ended December 31, 2014.  Gross profit for 2015 benefited from lower product costs reflected in our last-in first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $53.3 million in 2015 as compared to an increase in cost of sales of $11.9 million in 2014.  Excluding the impact of LIFO, gross profit declined 120 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $37.3 million and $45.7 million for the years ended December 31, 2015 and 2014.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $813.4 million (18.0% of sales) for 2015 from $1,120.3 million (18.9% of sales) for 2014,  a decrease of $306.9 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2015	of Revenue	2014	of Revenue

Gross profit, as reported	$ 786.1	17.4%	$ 1,018.1	17.2%
Depreciation and amortization	20.6	0.5%	22.5	0.4%
Amortization of intangibles	60.0	1.3%	67.8	1.1%
(Decrease) increase in LIFO reserve	(53.3)	(1.2%)	11.9	0.2%
Adjusted Gross Profit	$ 813.4	18.0%	$ 1,120.3	18.9%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in selling, general and administrative expenses. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $606.5 million (13.4% of sales) for the year ended December 31, 2015 as compared to $716.0 million (12.1% of sales) for the year ended December 31, 2014.  Included within our 2015 SG&A expenses were $14.5 million of severance and restructuring charges resulting from cost reduction efforts as well as $5.5 million of incremental expense related to our MSD and Hypteck acquisitions.  Included with our 2014 SG&A expenses were $7.5 million of severance and related costs and $5.7 million of charges related to the cancellation of certain executive employment agreements, $2.5 million of which represents the accelerated recognition of equity-based compensation expense.  Excluding these amounts, SG&A decreased $116.3 million.  Approximately $37 million of the decrease was due to the impact of weaker foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to volume-related declines and the cost reduction efforts we have made.

Goodwill and Intangibles Asset Impairment.    In December 2015, because of the continued decline in commodity prices and activity levels, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim goodwill impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292.0 million comprised of $109.1 million in our U.S. reporting unit and $182.9 million in our International reporting unit.

As a result of these same factors, we performed impairment tests of other intangible assets as well and incurred impairment charges of $128.0 million related to our indefinite-lived trade name within our U.S. segment and $41.9 million related to the customer base intangible assets within our International segment.

Operating (Loss) Income. Operating loss was $282.3 million for the year ended December 31, 2015, as compared to operating income of $302.1 million for the year ended December 31, 2014, a decrease of $584.4 million.

U.S. Segment—Our U.S. segment incurred an operating loss of $47.1 million for 2015 as compared to operating income of $266.2 million for 2014.  Excluding the $237.1 million of goodwill and intangible asset impairment, the decline of $76.2 million was driven by lower sales due to decreased customer spending offset by a reduction in SG&A expenses.  Severance expenses negatively impacted operating income by $6.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively.

Canadian Segment—Operating income for our Canadian segment decreased to $9.3 million for 2015 from $27.7 million for 2014. The decrease of $18.4 million reflected the decline in sales offset by corresponding reductions in SG&A.  Severance expenses negatively impacted operating income by $0.8 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

International Segment—Our International segment incurred an operating loss of $244.5 million for 2015 as compared to operating income of $8.2 million in 2014.  Excluding the $224.8 million of goodwill and intangibles impairment charges, the $27.9 million decrease was a result of lower sales offset by corresponding reductions in SG&A. Severance expenses negatively impacted operating income by $7.3 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively.

Interest Expense. Our interest expense was $47.5 million for the year ended December 31, 2015 as compared to $61.8 million for the year ended December 31, 2014.  The decrease can be attributed to lower average debt levels in 2015.  During 2015, total debt was reduced by $930 million with $355 million of net proceeds from our June 2015 Preferred Stock issuance combined with positive cash flows from operations.

Other Income (Expense). Our other expense decreased to $12.5 million for the year ended December 31, 2015 from $14.4 million for the year ended December 31, 2014. In 2015, other expense included $5.0 million of expense related to our disposition of the OCTG business, a $3.2 million write off of debt issuance costs and foreign currency losses of $3.3 million as compared to a foreign currency loss of $2.5 million and a $1.1 million loss on the change of fair value derivatives in 2014.  Additionally, the 2015 expenses included a $2.9 million charge related to a litigation matter while the 2014 expenses included a $6.2 million charge related to the sale of our Canadian progressive captivity pump business as well as a $4.1 million charge related to the loss on the disposition of our rolled and welded business.

Income Tax Benefit (Expense). Our income tax benefit was $10.8 million for the year ended December 31, 2015, as compared to expense of  $81.8 million for the year ended December 31, 2014. Our effective tax rates were 3.2% and 36.2% for the years ended December 31, 2015 and 2014, respectively. These rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates. The change in the effective income tax rate between fiscal year 2015 and 2014 was primarily due to a non-tax deductible goodwill impairment charge during the last quarter of 2015, tax expense during fiscal year 2015 related to provision for valuation allowances and the mix of income and losses in the various tax jurisdictions in which we operate.

Net (Loss) Income. Our net loss was $331.5 million for the year ended December 31, 2015 as compared to net income of $144.1 million for the year ended December 31, 2014, a decrease of $475.6 million.

Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $234.8 million for the year ended December 31, 2015, as compared to $424.0 million for the year ended December 31, 2014. Our Adjusted EBITDA decreased  $189.2 million over that period primarily as a result of the factors noted above.

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

The following table reconciles Adjusted EBITDA with our net (loss) income, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2015	2014
Net (loss) income	$ (331.5)	$ 144.1
Income tax (benefit) expense	(10.8)	81.8
Interest expense	47.5	61.8
Depreciation and amortization	20.6	22.5
Amortization of intangibles	60.0	67.8
(Decrease) increase in LIFO reserve	(53.3)	11.9
Goodwill and intangible asset impairment	461.9	-
Equity-based compensation expense	10.6	8.9
Severance and restructuring charges	14.5	7.5
Loss on disposition of non-core product lines	5.0	10.3
Foreign currency losses	3.3	2.5
Write off of debt issuance costs	3.2	-
Litigation matter	2.9	-
Change in fair value of derivative instruments	0.9	1.1
Cancellation of executive employment agreements (cash portion)	-	3.2
Other expense	-	0.6
Adjusted EBITDA	$ 234.8	$ 424.0

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

For the years ended December 31, 2014 and 2013 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Sales:
U.S.	$ 4,427.4	$ 3,967.6	$ 459.8	11.6%
Canada	632.5	709.4	(76.9)	(10.8%)
International	873.3	553.8	319.5	57.7%
Consolidated	$ 5,933.2	$ 5,230.8	$ 702.4	13.4%

Operating income:
U.S.	$ 266.2	$ 280.1	$ (13.9)	(5.0%)
Canada	27.7	20.9	6.8	32.5%
International	8.2	10.8	(2.6)	(24.1%)
Consolidated	302.1	311.8	(9.7)	(3.1%)

Interest expense	(61.8)	(60.7)	(1.1)	1.8%
Other expense	(14.4)	(14.2)	(0.2)	1.4%
Income tax expense	(81.8)	(84.8)	3.0	(3.5%)
Net income	$ 144.1	$ 152.1	$ (8.0)	(5.3%)

Adjusted Gross Profit (1)	$ 1,120.3	$ 1,009.0	$ 111.3	11.0%
Adjusted EBITDA (1)	$ 424.0	$ 386.4	$ 37.6	9.7%

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 32-34 herein.

Sales.  Our sales were $5,933.2 million for the year ended December 31, 2014 as compared to $5,230.8 million for the year ended December 31, 2013.

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

The following table reconciles Adjusted Gross Profit with our gross profit, as derived from our consolidated financial statements (in millions):

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

The following table reconciles Adjusted EBITDA with our net income, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2014	2013
Net income	$ 144.1	$ 152.1
Income tax expense	81.8	84.8
Interest expense	61.8	60.7
Expenses associated with refinancing	-	5.1
Depreciation and amortization	22.5	22.3
Amortization of intangibles	67.8	52.1
Increase (decrease) in LIFO reserve	11.9	(20.2)
Change in fair value of derivative instruments	1.1	(4.7)
Equity-based compensation expense	8.9	15.5
Severance and restructuring charges	7.5	0.8
Loss on disposition of non-core business	10.3	-
Cancellation of executive employment agreements	3.2	-
Foreign currency losses	2.5	12.9
Insurance charge	-	2.0
Other expense	0.6	3.0
Adjusted EBITDA	$ 424.0	$ 386.4

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	December 31,	December 31,	December 31,
	2015	2014	2013

Net cash provided by (used in):
Operating activities	$ 689.9	$ (106.4)	$ 323.6
Investing activities	(41.2)	(362.0)	(69.4)
Financing activities	(599.2)	467.2	(265.0)
Net increase (decrease) in cash and cash equivalents	$ 49.5	$ (1.2)	$ (10.8)

Effect of foreign exchange rate on cash	$ (5.6)	$ 1.0	$ (1.1)

Operating Activities

Net cash provided by operating activities was $689.9 million in 2015 compared to $106.4 million used in operations in 2014.    The $796.3 million increase in net cash provided by operations was primarily the result of reduced working capital requirements.  Excluding the impact of acquisitions, working capital decreased $543.5 million in 2015 (from 2014) as compared to an increase of $289.5 million in 2014 (from 2013).  The current year decline in working capital was impacted most significantly by a $405.8 million and $441.8 million reduction in inventory and accounts receivable, respectively, caused by declining sales levels.  We continue to actively manage our working capital to an appropriate level given current market conditions.

Net cash used in operating activities was $106.4 million in 2014, compared to net cash provided by operating activities of $323.6 million in 2013.  Excluding the impact of acquisitions, working capital increased $289.5 million in 2014 (from 2013) as compared to a decrease of $125.3 million in 2013 (from 2012).   The $430.0 million increase in net cash used in operations was a result of this increase in working capital, which reflected an overall increase in business activity during 2014.  We experienced a significant increase in accounts receivable during 2014.  This was a result of an increase in business activity throughout the year combined with the impact of the timing of payments from various large customers. The last half of 2014 generated large sales volumes, requiring a build-up of inventory necessary to replenish to the appropriate inventory levels and ensure that long lead times were addressed requiring an investment in working capital.

Investing Activities

Net cash used in investing activities was $41.2 million in 2015, compared to $362.0 million in 2014.  The $320.8 million decrease in net cash used in investing activities was primarily due to the acquisitions of Stream AS, MSD Engineering Pte. Limited, and Hypteck AS which required cash of $343.9 million in 2014. Our capital expenditures were $38.7 million in 2015 and $20.1 million in 2014.  The current year increase in capital expenditures can primarily be attributed to our plan to implement  a new information technology system within our international segment.  We expect an increase in capital expenditures in 2016, to approximately $45 million, due to this plan.

Net cash used in investing activities was $362.0 million in 2014, compared to $69.4 million in 2013.  The $292.6 million increase in net cash used in investing activities was primarily due to the acquisitions of Stream AS, MSD Engineering Pte. Limited, and Hypteck AS, which required cash of $343.9 million in 2014 as compared to the smaller acquisitions of Flow Control Products and Flangefitt that occurred in 2013, which required cash of $46.8 million. Our capital expenditures were $20.1 million in 2014 and $22.1 million in 2013.

Financing Activities

Net cash used in financing activities was $599.2 million in 2015, compared to net cash provided by financing activities of $467.2 million in 2014.  In June 2015, we received $355.5 million of net proceeds related to the issuance of Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.  Net repayments on our Global ABL Facility totaled $673.6 million in 2015, compared to net borrowings of $476.0 million in 2014.  The net borrowings in 2014 were primarily to fund the acquisitions of Stream AS, MSD Engineering Pte. Limited, and Hypteck AS.  In 2013, we used cash of $412.0 million to repay our revolving credit facility, which was offset by the $150 million increase in our Term Loan in the November 2013 re-pricing.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2015 and 2014, we had cash and cash equivalents of $69.0 million and $25.1 million, respectively. As of December 31, 2015 and 2014, $50.9 million and $22.2 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to permanently reinvest the cash our foreign subsidiaries hold, and there are currently no plans for the repatriation of those amounts.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $793.5 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium.  The Global ABL matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments. As of December 31, 2015,  we had no outstanding borrowings and $671.3 million of availability  under this Global ABL Facility.    Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2015.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2017. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the fourth quarter of 2015, we purchased 816,389 shares of common stock at a total cost of $11.5 million.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2015 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2016	2017-2018	2019-2020	5 Years
Long-term debt (1)	$ 523.7	$ 7.9	$ 15.9	$ 499.9	$ -
Interest payments (2)	94.2	24.8	48.5	20.9	-
Operating leases	210.2	43.7	62.7	39.0	64.8
Purchase obligations (3)	295.2	295.2	-	-	-
Foreign exchange forward contracts	(0.3)	(0.3)	-	-	-
Capital leases	1.0	0.2	0.2	0.3	0.3
Other long-term liabilities	20.9	-	-	-	20.9
Total	$ 1,144.9	$ 371.5	$ 127.3	$ 560.1	$ 86.0

(1)     Long-term debt is based on debt outstanding at December 31, 2015.

(2)     Interest payments are based on interest rates in effect at December 31, 2015 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $53.2 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2015. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2015, we are a named defendant in approximately 475 lawsuits involving approximately 1,099 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2015.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2016.  The case is scheduled for trial on January 16, 2017.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2.0 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act and reserved at total of $2.9 million for the offer.  Weatherford declined to accept the offer.

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

Impairment of Long-Lived Assets: Our long-lived assets consist primarily of amortizable intangible assets, which comprise approximately 13% of our total assets as of December 31, 2015. These assets are recorded at fair value at the date of acquisition and are amortized over their estimated useful lives. We make significant judgments and estimates in both calculating the fair value of these assets, as well as determining their estimated useful lives.

The carrying value of these assets is subject to an impairment test when events or circumstances indicate a possible impairment. When events or circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value.  In December 2015, we performed an impairment test and determined that certain long-lived assets within our International segment were impaired.  We recognized a pre-tax charge of $41.9 million to reduce the carrying value of other intangible assets to their fair value.  This test required us to make forecasts of our future operating results, the extent and timing of future cash flows, working capital, profitability and growth trends.  While we believe our assumptions and estimates are reasonable, the actual results may differ materially from the projected results. During 2014 and 2013, no indicators of impairment existed.

Goodwill and Other Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of net assets acquired.  Our goodwill and other indefinite-lived intangible assets comprise approximately 25% of our total assets as of December 31, 2015. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three reportable segments (U.S., Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, a second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses.  Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends.

In connection with our annual goodwill impairment test as of October 1, 2015, we tested goodwill for our U.S. and International reporting units.  Our Canadian reporting unit has no goodwill.  No goodwill impairments were indicated at that time.  However, with the continued decline in commodity prices and activity levels subsequent to our annual test, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets as of December 31, 2015 and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292.0 million comprised of $109.1 million in our U.S. reporting unit and $182.9 million in our International reporting unit.  No impairment charges were recognized during the years ended December 31, 2014 and 2013. In these years, the estimated fair value of each of our reporting units substantially exceeded their carrying values. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. These valuation methods require us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for indefinite-lived intangible assets as of December 31, 2015.  This test resulted in an impairment charge of $128.0 million.  No impairment charges were recognized during the years ended December 31, 2014 and 2013.  In these years, the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2015, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2015, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $2.2 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses related to foreign currency contracts of $0.9 million and $1.1 million in the years ended December 31, 2015 and 2014, respectively and gains of $4.7 million in the year ended December 31, 2013.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of MRC Global Inc. and Subsidiaries:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2015 and has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management report on internal control over financial reporting is set forth on page F-1 of this annual report and is incorporated herein by reference.

Attestation Report of our Registered Public Accounting Firm

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

ITEM 9B.OTHER INFORMATION

In February 2016, we granted each of our officers named in the table below performance stock units pursuant to the MRC Global Inc. 2011 Omnibus Incentive Plan in addition to certain time-vested restricted stock units reported on Forms 4.  Each recipient of performance stock units can earn shares of Company common stock between 0% and 150% of the target number of units based:

•

50% on a three-year total shareholder return relative to the companies in the Philadelphia OSX Index (the “OSX Index”) at the end of the three-year period ending December 31, 2018 (the “Performance Period”) and

•	50% on a three-year return on average net capital employed objective for the Performance Period.

The performance stock units vest at the end of the Performance Period so long as the recipient remains employed with the Company when the performance against the two criteria is measured.

Below is the number of target performance stock units that the Company granted to each executive:

Name	Job Title	# of Performance Stock Units
Lane, Andrew R.	Chairman, President & CEO	189,334
Braun, James E.	Executive Vice President & CFO	43,567
Churay, Daniel J.	Executive Vice President & GC	26,205
Hutchinson, Scott A.	Senior Vice President- US Operations	24,387
Isaac, Rory M.	Senior Vice President- BD	7,119
Bowhay, John	Senior VP – Supply Chain Management	20,964
Aasland, Steinar	Senior VP – International	20,964
Bates, Grant	Senior VP – Canada and Global QHSE	20,309

On February 18, 2016, MRC Global Inc. (the "Company") amended its 2013 employment agreement with Andrew R. Lane, the Company's Chairman, President and Chief Executive Officer (the "Amendment"). The Amendment extends Mr. Lane's term of employment until May 16, 2020, with automatic one-year renewals thereafter, and also provides Mr. Lane with a one-time grant of 209,644 restricted stock units that vest 50% on both the second and fourth anniversaries of the date of grant.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held April 28, 2016 (“Proxy Statement”), which information is incorporated by reference herein.

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

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics for Senior Officers”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Ethics applicable to all employees are available on our Internet website at www.mrcglobal.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010. We intend to disclose any amendments to or waivers of the Code of Ethics for Senior Officers on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, and persons performing similar functions on our Internet website at www.mrcglobal.com under the Investor Relations page, promptly following the date of any such amendment or waiver.

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation  Discussion and  Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2015,” “Grants of Plan-Based Awards in Fiscal Year 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested During 2015,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation for 2015,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation  S-K will be presented under the heading “Security Ownership of Officers and Directors” and “Stock Ownership of Certain Beneficial Owners” in our Proxy Statement, which information is incorporated by reference herein.

The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options and restricted stock	5,075,325	$21.45	4,137,877

Equity compensation plans not approved by security holders	None	N/A	None

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy”, “Corporate Governance,” “Board and  Committees,” “Board of Directors,” “Director Independence” and “Committees of the Board” in our Proxy Statement, which information is incorporated by reference herein.

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

3.3

Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Perpetual Preferred Stock of MRC Global Inc.  (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015).

10.1

Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of July 18, 2014, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a Guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Transmark NV, as a Belgian Borrower, MRC Global (Canada) ULC (f/k/a MRC Canada ULC), as a Canadian Borrower, MRC Transmark B.V., as Dutch Borrower, MRC Global Norway AS, MRC Solberg & Andersen AS, MRC Energy Piping AS and MRC Teamtrade AS, as Norwegian Borrowers, MRC Flangefitt Limited, MRC Transmark Limited and MRC Transmark (Dragon) Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on July 18, 2014).  (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015.)

10.1.1

Second Amendment, dated as of June 11, 2015, to the Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of July 18, 2014, by and among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway – Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd, as Australian borrower, MRC Transmark NV, as Belgian borrower, MRC Global (Canada) ULC (f/k/a MRC Canada ULC), as Canadian borrower, MRC Transmark B.V., as Dutch borrower, MRC Global Norway AS, MRC Solberg & Andersen AS, MRC Energy Piping AS, and MRC Teamtrade AS, as Norwegian borrowers, MRC Flangefitt Limited, MRC Transmark Limited, and MRC Transmark (Dragon) Limited, as UK borrowers, any other borrowers party thereto from time to time and certain persons party thereto from time to time as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, security trustee and collateral agent.  (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015).

Exhibit Number	Description
10.2

Term Loan Credit Agreement, dated as of November 9, 2012, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), as the Borrower, MRC Global Inc., as Guarantor, each other Subsidiary Guarantor from time to time party thereto, the several lenders from time to time party thereto, Banc of America, N.A., as Administrative Agent, U.S. Bank National Association, as Collateral Trustee, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Key Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Managers, Wells Fargo Bank, National Association, as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

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

10.2.2

Security Agreement, dated as of November 9, 2012, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.2.3

Term Loan Pledge Agreement, dated as of November 9, 2012, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012).

10.2.4

Refinancing Amendment and Incremental Joinder Agreement, dated as of November 19, 2013, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 20, 2013).

10.2.5

Second Amendment, dated as of June 11, 2015, relating to the Second Amended and Restated Term Loan Credit Agreement, dated as of June 11, 2015, by and among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), as the borrower, MRC Global Inc., as guarantor, the other subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee.  (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015).

10.3

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc., PVF Holdings LLC and the other parties thereto. (Incorporated by reference to Exhibit 10.2.1 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012).

10.4.1†

Employment Agreement, dated as of May 16, 2013, between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013).

10.4.2†

First Amendment to Employment Agreement between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on February 18, 2016).

Exhibit Number	Description
10.5†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay, and formerly with Rory Isaac (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

10.6†

Form of deferral amendment to the Employment Agreement of Rory Isaac (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on August 12, 2014).

10.7†

Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC (now dissolved) and MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation). (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.8†

Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9†

2007 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9.1†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc (No. 333-153091), filed with the SEC on September 26, 2008).

10.9.2†

Form of MRC Global Inc. (f/k/a as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.9.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.10†

2007 Restricted Stock Plan, as amended. (Incorporated by reference to Exhibit 10.14.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.10.1†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (for awards prior to 2015). (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091) filed with the SEC on September 26, 2008).

10.11†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.12†	MRC Global Inc. 2011 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on March 5, 2012).

Exhibit Number	Description
10.12.1†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.12.2†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.12.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Director Restricted Stock Award Agreement (for awards prior to 2014). (Incorporated by reference to Exhibit 10.28.3 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

10.12.4†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.4 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012).

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

10.12.10†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for awards for 2015). (Incorporated by reference to Exhibit 10.12.10 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015.)

10.12.11†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards after 2014). (Incorporated by reference to Exhibit 10.12.10 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015.)

10.12.12†*	Form of MRC Global Inc. Performance Share Unit Award Agreement (for awards of 2016).
10.12.13†*	Form of MRC Global Inc. Restricted Stock Unit Award Agreement for 2016 awards.
10.13†	MRC Global Inc. Director Compensation Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).

Exhibit Number	Description
10.14†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.14.1†

Amendment to the MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.14.2†

Second Amendment to the MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.14.3†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of February 24, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.14.4†

Amendment to the MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of June 1, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.24.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Len Anthony. (Incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15.1†

Amendment to the MRC Global Inc. (f/k/a as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation), PVF Holdings LLC (now dissolved), and Len Anthony. (Incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

10.15.2†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Restricted Stock Award Agreement, dated as of September 10, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Len Anthony. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035, filed with the SEC on March 24, 2011).

10.16†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and John A. Perkins. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011).

Exhibit Number	Description
10.17

Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation), Hg Acquisition Corp., MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), and certain shareholders of MRC Global (US) Inc. named therein. (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008).

10.18

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees. (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015.)

10.19

Shareholders’ Agreement, dated June 10, 2015, by and between MRC Global Inc. and Mario Investments LLC.  (Incorporated by reference to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015).

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
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the twelve-month periods ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31,  2015, 2014 and 2013, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31,  2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	Chairman, President and Chief Executive Officer (principal executive officer)	February 24, 2016

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2016

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2016

/S/ RHYS J. BEST Rhys J. Best	Lead Director	February 24, 2016

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 24, 2016

/S/ BARBARA J. DUGANIER Barbara J. Duganier	Director	February 24, 2016

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 24, 2016

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 24, 2016

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 24, 2016

/S/ JOHN A. PERKINS John A. Perkins	Director	February 24, 2016

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 24, 2016
/S/ ROBERT L. WOOD Robert L. Wood	Director	February 24, 2016

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MRC Global Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MRC Global Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MRC Global Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2016

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

	December 31,
	2015	2014

	(In thousands, except per share amounts)
Assets
Current assets:
Cash	$ 68,997	$ 25,064
Accounts receivable, net	532,609	974,454
Inventories, net	781,108	1,186,946
Other current assets	22,591	32,638
Total current assets	1,405,305	2,219,102

Other assets	26,924	33,520

Property, plant and equipment, net	126,742	116,001

Intangible assets:
Goodwill, net	483,775	806,006
Other intangible assets, net	458,800	701,118

	$ 2,501,546	$ 3,875,747

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 326,813	$ 538,943
Accrued expenses and other current liabilities	109,618	167,825
Current portion of long-term debt	7,935	7,935
Total current liabilities	444,366	714,703

Long-term obligations:
Long-term debt, net	515,720	1,445,709
Deferred income taxes	208,470	295,066
Other liabilities	21,678	23,054

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363 shares; 363 and no shares issued and outstanding, respectively	355,467	-

Stockholders' equity:
Common stock, $0.01 par value per share: 500,000 shares authorized, 102,203
and 102,095 issued and outstanding, respectively	1,022	1,022
Additional paid-in capital	1,665,726	1,655,696
Retained deficit	(467,378)	(122,625)
Less: Treasury stock at cost: 816 and no shares, respectively	(11,526)	-
Accumulated other comprehensive loss	(231,999)	(136,878)
	955,845	1,397,215
	$ 2,501,546	$ 3,875,747
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

	Year Ended December 31,
	2015	2014	2013

	(In thousands, except per share amounts)
Sales	$ 4,528,613	$ 5,933,212	$ 5,230,792
Cost of sales	3,742,548	4,915,106	4,276,033
Gross profit	786,065	1,018,106	954,759

Selling, general and administrative expenses	606,503	715,958	642,994
Goodwill and intangible asset impairment	461,908	-	-
Operating (loss) income	(282,346)	302,148	311,765

Other expense:
Interest expense	(47,540)	(61,752)	(60,685)
Write off of debt issuance costs	(3,249)	-	-
Other, net	(9,234)	(14,450)	(14,169)

(Loss) income before income taxes	(342,369)	225,946	236,911
Income tax (benefit) expense	(10,790)	81,836	84,816
Net (loss) income	(331,579)	144,110	152,095
Series A preferred stock dividends	13,174	-	-
Net (loss) income attributable to common stockholders	$ (344,753)	$ 144,110	$ 152,095

Basic (loss) earnings per common share	$ (3.38)	$ 1.41	$ 1.50
Diluted (loss) earnings per common share	$ (3.38)	$ 1.40	$ 1.48
Weighted-average common shares, basic	102,067	102,006	101,712
Weighted-average common shares, diluted	102,067	102,790	102,522

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Net (loss) income	$ (331,579)	$ 144,110	$ 152,095

Other comprehensive (loss) income:
Foreign currency translation adjustments	(95,169)	(96,092)	(18,344)
Pension related adjustments	48	(364)	86
Total other comprehensive loss	(95,121)	(96,456)	(18,258)
Comprehensive (loss) income	$ (426,700)	$ 47,654	$ 133,837

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity

	(In thousands)

Balance at December 31, 2012	101,563	$ 1,016	$ 1,625,900	$ (418,830)	$ (22,164)	-	$ -	$ 1,185,922
Net income	-	-	-	152,095	-	-	-	152,095
Foreign currency translation	-	-	-	-	(18,344)	-	-	(18,344)
Pension related adjustments	-	-	-	-	86	-	-	86
Vesting of restricted stock	135	-	-	-	-	-	-	-
Shares withheld for taxes	(48)	-	(1,512)	-	-	-	-	(1,512)
Forfeited restricted stock	-	-	(7)	-	-	-	-	(7)
Equity-based compensation expense	-	-	15,488	-	-	-	-	15,488
Exercise of stock options	263	3	3,282	-	-	-	-	3,285
Tax benefits on equity-based compensation	-	-	1,261	-	-	-	-	1,261
Other	-	-	(6)	-	-	-	-	(6)

Balance at December 31, 2013	101,913	1,019	1,644,406	(266,735)	(40,422)	-	-	1,338,268
Net income	-	-	-	144,110	-			144,110
Foreign currency translation	-	-	-	-	(96,092)	-	-	(96,092)
Pension related adjustments	-	-	-	-	(364)	-	-	(364)
Vesting of restricted stock	36	-	-	-	-	-	-	-
Shares withheld for taxes	(15)	-	(367)	-	-	-	-	(367)
Equity-based compensation expense	-	-	8,973	-	-	-	-	8,973
Exercise of stock options	161	3	2,696	-	-	-	-	2,699
Tax expense on equity-based compensation	-	-	(12)	-	-	-	-	(12)

Balance at December 31, 2014	102,095	1,022	1,655,696	(122,625)	(136,878)	-	-	1,397,215
Net loss	-	-	-	(331,579)	-	-	-	(331,579)
Foreign currency translation	-	-	-	-	(95,169)	-	-	(95,169)
Pension related adjustments	-	-	-	-	48	-	-	48
Vesting of restricted stock	90	-	-	-	-	-	-	-
Shares withheld for taxes	(15)	-	(191)	-	-	-	-	(191)
Equity-based compensation expense	-	-	10,567	-	-	-	-	10,567
Exercise of stock options	33	-	313	-	-	-	-	313
Tax expense on equity-based compensation	-	-	(659)	-	-	-	-	(659)
Dividends declared on preferred stock	-	-	-	(13,174)	-	-	-	(13,174)
Purchase of common stock	-	-	-	-	-	(816)	(11,526)	(11,526)

Balance at December 31, 2015	102,203	$ 1,022	$ 1,665,726	$ (467,378)	$ (231,999)	(816)	$ (11,526)	$ 955,845

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net (loss) income	$ (331,579)	$ 144,110	$ 152,095
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	20,551	22,459	22,338
Amortization of intangibles	60,021	67,799	52,072
Equity-based compensation expense	10,567	8,973	15,488
Deferred income tax benefit	(87,333)	(34,200)	(19,823)
Amortization of debt issuance costs	4,419	5,008	5,777
Write off of debt issuance costs	3,249	-	-
Goodwill and intangible asset impairment	461,908	-	-
(Decrease) increase in LIFO reserve	(53,319)	11,860	(20,180)
Change in fair value of derivative instruments	897	1,087	(4,731)
Provision for uncollectible accounts	1,763	1,727	(298)
Foreign currency losses	3,344	2,462	12,913
Other non-cash items	9,442	7,673	4,002
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	412,237	(132,127)	2,069
Inventories	419,399	(208,711)	4,479
Other current assets	6,490	2,405	(8,738)
Income taxes payable	(13,017)	13,296	(7,057)
Accounts payable	(198,525)	(29,747)	117,320
Accrued expenses and other current liabilities	(40,619)	9,548	(4,138)
Net cash provided by (used in) operations	689,895	(106,378)	323,588

Investing activities
Purchases of property, plant and equipment	(38,722)	(20,078)	(22,068)
Proceeds from the disposition of property, plant and equipment	1,311	1,335	4,583
Acquisitions, net of cash acquired of $0, $3,757 and $2,433	-	(343,928)	(46,794)
Other investing activities	(3,775)	700	(5,130)
Net cash used in investing activities	(41,186)	(361,971)	(69,409)

Financing activities
Payments on revolving credit facilities	(1,343,496)	(1,501,122)	(2,150,188)
Proceeds from revolving credit facilities	669,916	1,977,162	1,738,213
Proceeds from issuance of term loan	-	-	150,000
Payments on long-term obligations	(257,935)	(7,935)	(6,859)
Debt issuance costs paid	(1,395)	(3,713)	(697)
Purchases of common stock	(11,526)	-	-
Proceeds from issuance of preferred stock, net of issuance costs	355,467	-	-
Dividends paid on preferred stock	(10,159)	-	-
Proceeds from exercise of stock options	314	2,699	3,285
Tax benefit on stock options	-	150	1,261
Other financing activities	(377)	-	(6)
Net cash (used in) provided by financing activities	(599,191)	467,241	(264,991)

Increase (decrease) in cash	49,518	(1,108)	(10,812)
Effect of foreign exchange rate on cash	(5,585)	984	(1,090)
Cash beginning of year	25,064	25,188	37,090
Cash end of year	$ 68,997	$ 25,064	$ 25,188

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 42,828	$ 56,551	$ 55,484
Cash paid for income taxes	$ 90,238	$ 102,648	$ 110,104
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2015

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Kazakhstan. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenues. This practice excludes certain inventories, which are held outside of the United States, approximating $242.2 million and $315.4 million at December 31, 2015 and 2014, respectively, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Allowances for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales trends. The allowance, which totaled $30.5 million and $24.6 million at December 31, 2015 and 2014, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs are reflected in other assets and totaled $13.1 million and $17.8 million, net of accumulated amortization of $7.8 million and $2.9 million, at December 31, 2015 and 2014, respectively.

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

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related asset.  Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of net assets acquired.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at three reporting units that mirror our three reportable segments (U.S.,

Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, a second step is performed, whereby we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Impairment losses are recognized to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses.  Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends.  While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. Each of these methods involves Level 3 unobservable market inputs and requires us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

Insurance: We are self-insured for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury), cybersecurity claims and employee healthcare.  These programs have deductibles and self-insured retentions ranging from $0 to $5.0 million and are secured by various letters of credit totaling $6.1 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits.  We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities.  Our accrued liabilities related to all deductibles/retentions under insurance programs (other than employee healthcare) were $10.2 million and $8.5 million as of December 31, 2015 and 2014, respectively.  In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis.  Reserves for self-insurance accrued liabilities for employee healthcare were $3.1 million and $2.6 million as of December 31, 2015 and 2014, respectively.

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

In determining the need for valuation allowances and our ability to utilize our deferred tax assets, we consider and make judgments regarding all the available positive and negative evidence, including the timing of the reversal of deferred tax liabilities, estimated future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial results of operations.  The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present in certain jurisdictions and additional weight may be given to subjective evidence such as our projections for growth.

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

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings.

Foreign Currency Translation and Transactions: The functional currency of our foreign operations is the applicable local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The balance sheet accounts (with the exception of stockholders’ equity) are translated using current exchange rates as of the balance sheet date. Stockholders’ equity is translated at historical exchange rates and revenue and expense accounts are translated using a weighted-average exchange rate during the year. Gains or losses resulting from foreign currency transactions are recognized in the consolidated statements of operations.

Equity-Based Compensation:  Our equity-based compensation consisted and consists of restricted stock, restricted unit awards, performance awards and nonqualified stock options of our Company. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model.  A Monte Carlo simulation is completed to estimate the fair value of performance-based stock unit awards with a stock price performance component.  We expense the fair value of equity grants on a straight line basis over the vesting period.

Revenue Recognition: Sales to our principal customers are made pursuant to agreements that normally provide for transfer of legal title and risk upon shipment. We recognize revenue as products are shipped, title has transferred to the customer and the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Freight charges billed to customers are reflected in revenues. Return allowances are estimated using historical experience. Amounts received in advance of shipment are deferred and recognized as revenue when the products are shipped and title is transferred. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of operations.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $37.3 million, $45.7 million, and $37.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options and unvested restricted stock. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options and unvested restricted stock. The dilutive effect of unexercised stock options and unvested restricted stock is calculated under the treasury stock method. Equity awards and shares of preferred stock are disregarded in the calculations of diluted earnings per shared if they are determined to be anti-dilutive.

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2015, 2014 and 2013, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2015, 2014 and 2013, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Segment Reporting: We have three operating and reportable segments, the United States of America, Canada and International. These segments represent our global business of providing pipe, valves, fittings and related products and services to the energy sector, across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets, through our distribution operations located throughout the world.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. We expect to adopt this guidance in 2016.  As of December 31, 2015, our debt issuance costs totaled $13.1 million, which is reported in other assets.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 specifies that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments.  Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts.  We expect to adopt this guidance in 2016.  This amendment is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 provides final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Because early adoption is permitted, companies can start applying this guidance in interim and annual financial statements that have not yet been issued.  We have elected to early adopt the standard on a retrospective basis.  The retrospective adoption resulted in reclassifications to our December 31, 2014 balance sheet including current deferred tax assets of $3 million and current deferred tax liabilities of $69 million that were reclassified to non-current deferred tax assets and non-current deferred tax liabilities, respectively.

NOTE 2—ACQUISITIONS

In 2014, we completed three acquisitions for an aggregate purchase price of $343.9 million, net of cash acquired.  These acquisitions included Stream AS (“Stream”), a leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf, MSD Engineering Pte. Limited (“MSD”), a distributor and regional service provider of valve and valve automation solutions to customers in Singapore, and Metron Holding AS, the parent company of Hypteck AS (“Hypteck”), a Norwegian provider of instrumentation and process control products to the offshore, marine and onshore industries with a focus on the Norwegian Continental Shelf.

In 2013, we completed two acquisitions for an aggregate purchase price of $46.8 million. These acquisitions included Dan H. Brown, Inc. d/b/a Flow Control Products (“Flow Control”), a leading provider of pneumatic and electro-hydraulic valve automation packages and related field support to the Permian Basin and Flangefitt Stainless Ltd. (“Flangefitt”), a leading pipe, flange and fitting (“PFF”) distributor in the oil and gas industry in England.

The impact of these transactions was not material to our financial statements in each of these respective years. Accordingly, pro forma information has not been presented.

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2015	2014	2013

Beginning balance	$ 3,597	$ 2,537	$ 5,270
Net Charge-offs	(1,934)	(667)	(2,435)
Provision	1,763	1,727	(298)
Ending balance	$ 3,426	$ 3,597	$ 2,537

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1.6 million and $1.9 million at December 31, 2015 and 2014.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in thousands):

	December 31,
	2015	2014
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 253,514	$ 497,146
Valves, fittings, flanges and all other products	647,481	857,063
	900,995	1,354,209
Less: Excess of average cost over LIFO cost (LIFO reserve)	(89,343)	(142,662)
Less: Other inventory reserves	(30,544)	(24,601)
	$ 781,108	$ 1,186,946

Our inventory quantities were reduced during 2015, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the year ended December 31, 2015, the effect of this LIFO decrement increased cost of sales by approximately $7.5 million. There was no LIFO decrement in 2014 or 2013.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31,
	Depreciable Life	2015	2014
Land and improvements	-	$ 15,006	$ 16,088
Building and building improvements	40 years	62,720	65,615
Machinery and equipment	3 to 10 years	143,813	136,146
Software in progress	-	23,502	3,376
Property held under capital leases	20 to 30 years	4,482	3,888
		249,523	225,113
Allowances for depreciation and amortization		(122,781)	(109,112)
		$ 126,742	$ 116,001

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	US	Canada	International	Total

Goodwill at December 31, 2012 (1)	$ 537,098	$ -	$ 73,294	$ 610,392
Acquisition of Flow Control	15,257	-	-	15,257
Acquisition of Flangefitt	-	-	9,472	9,472
Adjustment of PSS purchase price	(378)	-	-	(378)
Effect of foreign currency translation	-	-	(2,459)	(2,459)

Goodwill at December 31, 2013 (1)	$ 551,977	$ -	$ 80,307	$ 632,284
Acquisition of Stream	-	-	155,567	155,567
Adjustment of Flangefitt purchase price	-	-	1,999	1,999
Buyout of joint venture	-	-	1,749	1,749
Acquisition of MSD	-	-	24,947	24,947
Acquisition of Hypteck	-	-	35,726	35,726
Effect of foreign currency translation	-	-	(46,266)	(46,266)

Goodwill at December 31, 2014 (1)	$ 551,977	$ -	$ 254,029	$ 806,006
Goodwill impairment	(109,048)	-	(182,906)	(291,954)
Other	(2,519)	-	-	(2,519)
Effect of foreign currency translation	-	-	(27,758)	(27,758)
Goodwill at December 31, 2015 (1)	$ 440,410	$ -	$ 43,365	$ 483,775

(1)	Net of prior years’ accumulated impairment losses of $240.9 million and $69.0 million in the U.S. and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in thousands):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value

December 31, 2015
Customer base (2)	16.2	$ 724,160	$ (399,892)	$ 324,268
Amortizable trade names	6.8	15,190	(12,658)	2,532
Indefinite lived trade names (1)	N/A	132,000	-	132,000
Noncompete agreements	3.0	244	(244)	-
	16.0	$ 871,594	$ (412,794)	$ 458,800

December 31, 2014
Customer base	14.9	$ 789,655	$ (354,333)	$ 435,322
Amortizable trade names	6.7	16,214	(10,522)	5,692
Indefinite lived trade names (1)	N/A	260,023	-	260,023
Noncompete agreements	3.0	244	(163)	81
	14.8	$ 1,066,136	$ (365,018)	$ 701,118

(1)	Net of accumulated impairment losses of $204.2 million and $76.2 million as of December 31, 2015 and 2014, respectively.
(2)	Net of accumulated impairment losses of $41.9 million.

Impairment of Goodwill and Other Intangible Assets

In connection with our annual goodwill impairment test as of October 1, 2015, we tested goodwill for our U.S. and International reporting units.  Our Canadian reporting unit has no goodwill.  No goodwill impairments were indicated at that time.  However, with the continued decline in commodity prices and activity levels subsequent to our annual test, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets as of December 31, 2015 and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292.0 million comprised of $109.1 million in our U.S. reporting unit and $182.9 million in our International reporting unit.  No impairment charges were recognized during the years ended December 31, 2014 and 2013. In these years, the estimated fair value of each of our reporting units substantially exceeded their carrying values.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for indefinite-lived intangible assets as of December 31, 2015.  This test resulted in an impairment charge of $128.0 million associated with our trade name.  No impairment charges were recognized during the years ended December 31, 2014 and 2013.  In these years, the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value.

As of December 31, 2015, the reduction in our long-term financial forecast was also an indication that our amortizable intangible assets may be impaired.  We performed impairment tests as of that date and determined that certain of our customer base intangible assets within our International segment were impaired.  An impairment charge of $41.9 million was recognized in December 2015 to reduce the carrying value of these assets to their fair value.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2016 to 2020 is currently estimated as follows (in thousands):

2016	$ 46,784
2017	45,480
2018	45,121
2019	42,181
2020	26,849

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in thousands):

	December 31,
	2015	2014

Senior Secured Term Loan B, net of discount of $1,992 and $3,693	$ 523,655	$ 779,888
Global ABL Facility	-	673,716
Other	-	40
	523,655	1,453,644
Less current portion	7,935	7,935
	$ 515,720	$ 1,445,709

Senior Secured Term Loan B:  In November 2012, we entered into a $650 million seven-year Term Loan B (the “Term Loan”), with Bank of America N.A. as administrative agent, and several other lenders. In November 2013, we increased the principal amount of the Term Loan to $793.5 million and modified the interest rates to those outlined below.  In June 2015, we repaid $250 million of the balance outstanding under the Term Loan with proceeds from the issuance of preferred stock.  As a result of this repayment, we incurred a charge of $3.2 million for the write off of debt issuance costs.

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).  The Company is not required to make a mandatory prepayment in 2016 related to the fiscal year 2015.

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

U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers’ Acceptances Rate (“BA Rate”) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio.  Borrowings by our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.50% and 2.00% based on our fixed charge coverage ratio.

Excess Availability: At December 31, 2015, availability under our revolving credit facilities was $671.3 million.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2015 and 2014, including the amortization of original issue discount, were as follows:

	December 31,
	2015	2014
Senior Secured Term Loan B	4.98%	5.10%
Global ABL Facility	-	1.84%

There was no outstanding balance on the Global ABL Facility at December 31, 2015.

Maturities of Long-Term Debt: At December 31, 2015, annual maturities of long-term debt during the next five years are as follows (in thousands):

2016	$ 7,935
2017	7,935
2018	7,935
2019	499,850
2020	-

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.

The table below provides data about the fair value of the derivative instruments that are recorded in our consolidated balance sheets (in thousands):

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	$ 111	$ (191)	$ 1,633	$ -

(1)

Included in “Accrued expenses and other current liabilities” or “Other current assets” in our consolidated balance sheets. The total notional amount of our forward foreign exchange contracts was approximately $41 million and $78 million at December 31, 2015 and 2014, respectively.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in thousands):

	Year Ended December 31,
Derivatives not designated as hedging instruments:	2015	2014	2013
Foreign exchange forward contracts	$ (897)	$ (1,087)	$ 4,731

NOTE 9—INCOME TAXES

The components of our (loss) income before income taxes were (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$ (79,411)	$ 223,263	$ 231,434
Foreign	(262,958)	2,683	5,477
	$ (342,369)	$ 225,946	$ 236,911

Income taxes included in the consolidated statements of operations consist of (in thousands):

	Year Ended December 31,
	2015	2014	2013

Current:
Federal	$ 63,890	$ 94,771	$ 90,063
State	5,615	8,052	8,058
Foreign	7,038	13,213	6,518
	76,543	116,036	104,639

Deferred:
Federal	(69,818)	(24,029)	(21,102)
State	(6,606)	(2,278)	2,818
Foreign	(10,909)	(7,893)	(1,539)
	(87,333)	(34,200)	(19,823)
Income tax (benefit) expense	$ (10,790)	$ 81,836	$ 84,816

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax (benefit) expense at statutory rates	$ (119,830)	$ 79,081	$ 82,918
State taxes	(667)	3,708	3,855
Nondeductible expenses	966	1,156	1,152
Effect of tax rate changes on existing temporary differences	-	-	3,074
Effect of foreign operations	(5,392)	(5,572)	(9,752)
Goodwill and intangible asset impairment	99,410	-	-
Change in valuation allowance	14,704	3,276	7,714
Other	19	187	(4,145)
Income tax (benefit) expense	$ (10,790)	$ 81,836	$ 84,816
Effective tax rate	3.2%	36.2%	35.8%

Significant components of our current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014

Deferred tax assets:
Allowance for doubtful accounts	$ 1,478	$ 1,233
Accruals and reserves	27,743	26,913
Net operating loss and tax credit carryforwards	29,669	18,786
Other	3,152	3,187
Subtotal	62,042	50,119
Valuation allowance	(34,348)	(17,431)
Total	27,694	32,688

Deferred tax liabilities:
Inventory valuation	(68,319)	(78,898)
Property, plant and equipment	(9,725)	(7,781)
Intangible assets	(152,588)	(229,005)
Debt	(3,905)	(5,065)
Pension asset	-	(2,019)
Other	(148)	-
Total	(234,685)	(322,768)
Net deferred tax liability	$ (206,991)	$ (290,080)

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

In the United States, we had approximately $37.9 million of state net operating loss carryforwards as of December 31, 2015, which will expire in future years through 2033 and foreign tax credit carryforwards of $4.4 million expiring in 2022. In certain non-U.S. jurisdictions, we had $74.9 million of net operating loss carryforwards, of which $68.5 million have no expiration and $6.4 million will expire in future years through 2025.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for on approximately $209.4 million and $230.6 million of undistributed earnings of foreign subsidiaries as of December 31, 2015 and 2014, respectively. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2011 and the statute of limitations at our international locations is generally six or seven years.

At December 31, 2015 and 2014, our unrecognized tax benefits were immaterial to our consolidated financial statements.

NOTE 10—REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum.  In the event we fail to declare and pay the quarterly dividend for an amount equal to six or more dividend periods, the holders of the Preferred Stock would be entitled to designate two members to our Board of Directors.  They are also permitted to designate one member to our Board of Directors after a period of three years.  Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where a separate class vote of the common stockholders is required by law. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

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

Holders of the Preferred Stock may, at their option, require the Company to repurchase their shares in the event of a fundamental change, as defined in the agreement.  The repurchase price is based on the original $1,000 per share purchase price except in the case of a liquidation in which case they would receive the greater of $1,000 per share and the amount that would be received if they held common stock converted at the conversion rate in effect at the time of the fundamental change.  Because this feature could require redemption as a result of the occurrence of an event not solely within the control of the Company, the Preferred Stock is classified as temporary equity on our balance sheet.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue shares of the preferred stock.  As of December 31, 2015, the 363,000 shares of preferred stock described in Note 10 were issued and outstanding.  As of December 31, 2014, no shares of preferred stock were issued or outstanding.

Share Repurchase Program

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million.  The program is scheduled to expire December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Summary of share repurchase activity under the repurchase program:
2015
Number of shares acquired on the open market	816,389
Average price per share	$ 14.12
Total cost of acquired shares (in thousands)	$ 11,526

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, in the accompanying consolidated balance sheets consists of the following (in thousands):

	December 31,
	2015	2014
Currency translation adjustments	$ (231,434)	$ (136,265)
Pension related adjustments	(565)	(613)
Accumulated other comprehensive loss	$ (231,999)	$ (136,878)

Earnings per Share

Earnings per share are calculated in the table below (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net (loss) income attributable to common stockholders	$ (344,753)	$ 144,110	$ 152,095

Average basic shares outstanding	102,067	102,006	101,712
Effect of dilutive securities	-	784	810
Average diluted shares outstanding	102,067	102,790	102,522

Net income per share:
Basic	$ (3.38)	$ 1.41	$ 1.50
Diluted	$ (3.38)	$ 1.40	$ 1.48

Equity awards and shares of Preferred  Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, our anti-dilutive stock options approximated 3.8 million, 1.0 million and 0.5 million, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.  During 2015,  32,601 stock options were exercised, and no stock options were granted under this plan.

Under the terms of our 2007 Restricted Stock Plan, up to 500,000 shares of restricted stock could have been granted (prior to its replacement) at the direction of the Board of Directors and vesting generally occurred in one-fourth increments on the second, third, fourth and fifth anniversaries of the date specified in the employees’ respective restricted stock agreements, subject to accelerated vesting under certain circumstances set forth in the restricted stock agreements. Fair value was based on the fair market value of our stock on the date of issuance. We expense the fair value of the restricted stock grants on a straight-line basis over the vesting period.

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance pursuant to the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options and restricted stock to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs in one year.  In 2015,  680,843 shares of restricted stock,  195,082 performance unit awards and 91,857 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. There were no stock options granted to management during 2015. To date, 3,487,072 shares have been granted under this plan.  We expense the fair value of the stock option grants on a straight-line basis over the vesting period. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance-based stock unit awards with a stock price performance component.  We expense the fair value of equity grants on a straight line basis over the vesting period.

Stock Options

The following tables summarizes award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(years)	(thousands)

Balance at December 31, 2014	4,112,347	$ 21.39	6.3	$ 1,196
Exercised	(32,601)	9.62
Forfeited	(22,647)	29.32
Expired	(51,956)	21.22
Balance at December 31, 2015	4,005,143	$ 21.45	5.3	$ 597

At December 31, 2015
Options outstanding, vested and exercisable	2,661,597	$ 20.06	4.5	$ 597
Options outstanding, vested and expected to vest	3,945,749	$ 21.42	5.3	$ 597

	Year Ended December 31,
	2015	2014	2013

Weighted-average, grant-date fair value of awards granted	$ -	$ 11.86	$ 12.10
Total intrinsic value of stock options exercised	72,495	1,518,066	4,717,693
Total fair value of stock options vested	3,494,879	2,759,196	6,352,967

Following are the weighted-average assumptions used to estimate the fair values of our stock options granted during the period:

	Year Ended December 31,
	2015 (1)	2014	2013
Risk-free interest rate	-	1.74%	0.86%
Dividend yield (2)	-	0.00%	0.00%
Expected volatility	-	39.83%	40.96%
Expected life (in years)	-	6.0	6.2

(1)	No stock options were granted during this period.
(2)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

Restricted Stock

The following tables summarizes award activity for restricted stock:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2014	240,347	$ 29.13
Granted	680,843	13.51
Vested	(89,459)	29.08
Forfeited	(36,238)	15.56
Nonvested at December 31, 2015	795,493	$ 16.38

pass
	Year Ended December 31,
	2015	2014	2013

Weighted-average, grant-date fair value of awards granted	$ 16.38	$ 29.13	$ 29.48
Total fair value of restricted stock vested	1,279,628	939,349	4,173,834

Restricted Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2014	-	$ -
Granted	91,857	13.44
Vested	(687)	14.36
Forfeited	(11,563)	13.38
Nonvested at December 31, 2015	79,607	$ 13.44

	Year Ended December 31,
	2015	2014	2013

Weighted-average, grant-date fair value of awards granted	$ 13.44	$ -	$ -
Total fair value of restricted stock units vested	8,258	-	-

Performance Unit Awards

Performance unit awards were granted to certain executive officers during 2015 based on total shareholder performance as well as a return on net capital employed calculation (“RANCE”).  The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three-year period relating to MRC Global’s total shareholder return compared to companies within the Oil Service Index and specified RANCE goals set forth on the date in which the award was granted.  The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2014	-	$ -
Granted	195,082	11.98
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2015	195,082	$ 11.98

	Year Ended December 31,
	2015	2014	2013

Weighted-average, grant-date fair value of awards granted	$ 11.98	$ -	$ -
Total fair value of performance share units vested	-	-	-

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Equity-based compensation expense:
Stock options	$ 3,599	$ 5,699	$ 13,329
Restricted stock awards	6,049	3,274	2,159
Restricted stock units	320	-	-
Performance share units	599	-	-
Total equity-based compensation expense	$ 10,567	$ 8,973	$ 15,488
Income tax benefits related to equity-based compensation	$ 3,918	$ 3,327	$ 5,743

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in thousands):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2015
Unrecognized equity-based compensation expense:
Stock options	1.2	$ 4,946
Restricted stock awards	1.9	6,558
Restricted stock units	2.2	760
Performance share units	2.0	768
Total unrecognized equity-based compensation expense		$ 13,032

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

Expense under defined contribution plans were $11.0 million, $13.1 million and $10.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”), and Prideco LLC (“Prideco”), as well as certain employees. Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2021 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $2.0 million, $2.4 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $2.0 million, $2.0 million, $1.7 million, $0.6 million and $40 thousand for the years 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course.  We received revenue of $26.4 million, $46.3 million and $45.4 million from these customers for the years ended December 31, 2015, 2014 and 2013, respectively.  There were $0.6 million of accounts receivable with these customers outstanding as of December 31, 2015.

NOTE 14—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling pipe, valves and fittings to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets. The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2015	2014	2013

Sales
U.S.	$ 3,571.7	$ 4,427.4	$ 3,967.6
Canada	332.6	632.5	709.4
International	624.3	873.3	553.8
Consolidated sales	$ 4,528.6	$ 5,933.2	$ 5,230.8

Depreciation and amortization
U.S.	$ 12.4	$ 13.1	$ 13.6
Canada	1.4	1.7	2.0
International	6.8	7.7	6.7
Total depreciation and amortization expense	$ 20.6	$ 22.5	$ 22.3

Amortization of intangibles
U.S.	$ 41.4	$ 42.4	$ 42.4
Canada	1.9	2.2	2.4
International	16.7	23.2	7.3
Total amortization of intangibles expense	$ 60.0	$ 67.8	$ 52.1

Operating (loss) income
U.S. (1)	$ (47.1)	$ 266.2	$ 280.1
Canada	9.3	27.7	20.9
International (1)	(244.5)	8.2	10.8
Total operating (loss) income	(282.3)	302.1	311.8

Interest expense	47.5	61.8	60.7
Other expense	12.5	14.4	14.2
(Loss) income before income taxes	$ (342.3)	$ 225.9	$ 236.9

(1)Includes goodwill and other intangibles impairment of $237.1 million and $224.8 million in 2015 for the U.S. and International segments, respectively.

	December 31,
	2015	2014
Total assets
United States	$ 2,139.7	$ 3,113.8
Canada	142.0	204.1
International	219.8	557.8
Total assets	$ 2,501.5	$ 3,875.7

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2015	2014
Fixed assets
United States	63%	56%
Canada	16%	22%
International	21%	22%
Total fixed assets	100%	100%

Our net sales and percentage of total sales by product line are as follows (in thousands):

	Year Ended December 31,
Type	2015		2014		2013

Energy carbon steel tubular products:
Line pipe	$ 864,089	19%	$ 1,139,118	19%	$ 1,061,881	20%
Oil country tubular goods (“OCTG”)	311,124	7%	556,427	10%	463,656	9%
	$ 1,175,213	26%	$ 1,695,545	29%	$ 1,525,537	29%

Valves, fittings, flanges and other products:
Valves and specialty products	$ 1,507,595	33%	$ 1,911,153	32%	$ 1,440,431	28%
Carbon steel fittings and flanges and stainless steel
and alloy pipe and fittings	931,628	21%	1,232,170	21%	1,135,818	22%
Other	914,177	20%	1,094,344	18%	1,129,006	21%
	$ 3,353,400	74%	$ 4,237,667	71%	$ 3,705,255	71%

NOTE 15—FAIR VALUE MEASUREMENTS

We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.

The following table presents assets and liabilities measured at fair value on a recurring basis, and the basis for that measurement (in thousands):

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:	$ 111	$ -	$ 111	$ -
Liabilities:	(191)	-	(191)	-

December 31, 2014
Assets:	$ 1,633	$ -	$ 1,633	-
Liabilities:	-	-	-	-

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $0.524 billion and $1.454 billion at December 31, 2015 and 2014, respectively. The fair value of our debt was $0.510 billion and $1.407 billion at December 31, 2015 and 2014, respectively. The carrying values of our Global ABL Facility approximates its fair value.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2015 and 2014, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2031. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed and projected based on current rates. Leases with specified escalation steps are expensed and projected based on the rate in effect in the respective period which is not materially different than the straight-line method. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $61.5 million, $61.2 million and $53.3 million for the years ended December 2015, 2014 and 2013, respectively.

Future minimum lease payments under noncancelable operating and capital lease arrangements having initial terms of one year or more are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$ 43,707	$ 158
2017	35,416	116
2018	27,264	131
2019	22,006	147
2020	16,979	165
Thereafter	64,787	256
	$ 210,159	$ 973

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2015, we are a named defendant in approximately 475 lawsuits involving approximately 1,099 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2016.  The case is scheduled for trial on January 16, 2017.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2.0 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act and reserved at total of $2.9 million for the offer.  Weatherford declined to accept the offer.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2015 approximated $47.5 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2015 was approximately $5.7 million.

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

NOTE 17—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2015
Revenues (1)	$ 1,292.3	$ 1,198.1	$ 1,071.2	$ 967.1	$ 4,528.6
Gross profit	219.9	205.9	185.2	175.1	786.1
Net (loss) income attributable to common stockholders	29.1	15.0	10.0	(398.8)	(344.7)
Earnings per share:
Basic (1)	$ 0.28	$ 0.15	$ 0.10	$ (3.92)	$ (3.38)
Diluted (1)	$ 0.28	$ 0.15	$ 0.10	$ (3.92)	$ (3.38)

2014
Revenues	$ 1,305.7	$ 1,497.3	$ 1,618.1	$ 1,512.1	$ 5,933.2
Gross profit (1)	232.1	259.4	278.0	248.5	1,018.1
Net (loss) income attributable to common stockholders	23.5	39.3	50.1	31.2	144.1
Earnings per share:
Basic (1)	$ 0.23	$ 0.39	$ 0.49	$ 0.31	$ 1.41
Diluted	$ 0.23	$ 0.38	$ 0.49	$ 0.30	$ 1.40

 _______________

(1)Revenue, gross profit and earnings per share do not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.

NOTE 18—SUBSEQUENT EVENT

In February 2016, we completed the disposition of our U.S. oil country tubular goods (“OCTG”) product line.  For the year ended 2015, sales of U.S. OCTG totaled $305 million, or 7% of our total sales.  U.S. OCTG inventories as of December 31, 2015 were $63 million.  As a result of this transaction, we incurred a loss of $5 million that is reflected in our 2015 results.