Form 10-Q
period 2016-03-31
MRC GLOBAL INC.
filed 2016-05-03
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 98,650,627 shares of the registrant’s common stock  (excluding 585,492 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 22, 2016.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash	$ 121	$ 69
Accounts receivable, net	470	533
Inventories, net	720	781
Other current assets	35	22
Total current assets	1,346	1,405

Other assets	22	22

Property, plant and equipment, net	134	127

Intangible assets:
Goodwill, net	484	484
Other intangible assets, net	448	459
	$ 2,434	$ 2,497

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 309	$ 327
Accrued expenses and other current liabilities	100	110
Current portion of long-term debt	8	8
Total current liabilities	417	445

Long-term obligations:
Long-term debt, net	510	511
Deferred income taxes	208	208
Other liabilities	22	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
102,345,890 and 102,202,599 issued, respectively	1	1
Additional paid-in capital	1,668	1,666
Retained deficit	(481)	(467)
Less: Treasury stock at cost: 3,695,263 and 816,389 shares, respectively	(50)	(12)
Accumulated other comprehensive loss	(216)	(232)
	922	956
	$ 2,434	$ 2,497
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Sales	$ 783	$ 1,292
Cost of sales	650	1,072
Gross profit	133	220
Selling, general and administrative expenses	137	159
Operating (loss) income	(4)	61
Other expense:
Interest expense	(8)	(15)
Other, net	(1)	(4)
(Loss) income before income taxes	(13)	42
Income tax (benefit) expense	(5)	13
Net (loss) income	(8)	29
Series A preferred stock dividends	6	-
Net (loss) income attributable to common stockholders	$ (14)	$ 29

Basic (loss) earnings per common share	$ (0.14)	$ 0.28
Diluted (loss) earnings per common share	$ (0.14)	$ 0.28
Weighted-average common shares, basic	100.7	102.1
Weighted-average common shares, diluted	100.7	102.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net (loss) income	$ (8)	$ 29

Other comprehensive income (loss)
Foreign currency translation adjustments	16	(53)
Comprehensive income (loss)	$ 8	$ (24)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Operating activities
Net (loss) income	$ (8)	$ 29
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	5	5
Amortization of intangibles	12	16
Equity-based compensation expense	3	2
Deferred income tax benefit	-	(8)
Decrease in LIFO reserve	(3)	-
Provision for uncollectible accounts	1	1
Foreign currency losses	1	4
Other non-cash items	2	3
Changes in operating assets and liabilities:
Accounts receivable	67	103
Inventories	24	(9)
Other current assets	(6)	(4)
Income taxes payable	(5)	11
Accounts payable	(22)	(6)
Accrued expenses and other current liabilities	(13)	(32)
Net cash provided by operations	58	115

Investing activities
Purchases of property, plant and equipment	(10)	(4)
Proceeds from the disposition of non-core product line	48	-
Other investing activities	-	(3)
Net cash provided by (used in) investing activities	38	(7)

Financing activities
Payments on revolving credit facilities	(23)	(321)
Proceeds from revolving credit facilities	23	243
Payments on long-term obligations	(2)	(2)
Purchase of common stock	(38)	-
Dividends paid on preferred stock	(6)	-
Net cash used in financing activities	(46)	(80)

Increase in cash	50	28
Effect of foreign exchange rate on cash	2	(4)
Cash -- beginning of period	69	25
Cash -- end of period	$ 121	$ 49

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 8	$ 14
Cash paid for income taxes	$ 1	$ 10
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016.  We have derived our condensed consolidated balance sheet as of December 31, 2015 from the audited consolidated financial statements for the year ended December 31, 2015.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Certain prior-period amounts have been reclassified to conform to the current year presentation, which includes the adoption of Accounting Standards Update (“ASU”) 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.

Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. The FASB voted to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are currently evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements and the implementation approach to be used.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We expect to adopt this guidance in 2016. This amendment is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 870, Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after

December 15, 2018.  We are beginning to evaluate the effect of the adoption of ASU 2016-02 on our consolidated financial results.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies will no longer be recorded in additional paid-in capital (“APIC”) and APIC pools will be eliminated.  Instead, all excess tax benefits and tax deficiencies will be recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are required to be presented as operating activities rather than financing activities in the statement of cash flows.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016.  This amendment is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2016	2015
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 176	$ 253
Valves, fittings, flanges and all other products	653	647
	829	900
Less: Excess of average cost over LIFO cost (LIFO reserve)	(78)	(89)
Less: Other inventory reserves	(31)	(30)
	$ 720	$ 781

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three months ended March 31, 2016 and 2015, the effect of this LIFO decrement decreased cost of sales by approximately $1 million and $0 million, respectively.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2016	2015
Senior Secured Term Loan B, net of discount and issuance costs of $6 and $7, respectively	$ 518	$ 519
Global ABL Facility	-	-
	518	519
Less: Current portion	8	8
	$ 510	$ 511

Senior Secured Term Loan B:  We have a seven year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $794 million which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019 when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  In certain circumstances, we are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if our senior secured leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 5.16% as of March 31, 2016 and 4.98% at December 31, 2015.

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

Excess Availability, as defined under our Global ABL Facility, was $587 million as of March 31, 2016.

Debt Issuance Costs:  In the first quarter of 2016, we adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  As a result of the adoption, we have reclassified debt issuance costs associated with our Term Loan of $4 million and $5 million as of March 31, 2016 and December 31, 2015, respectively, from other assets to long term debt in our balance sheet.  Accordingly, long term debt reported as $524 million at December 31, 2015 has been revised to $519 million.  Debt issuance costs associated with our Global ABL Facility will continue to be presented in other assets.  These amounts were $8 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – DISPOSITION OF NON-CORE PRODUCT LINE

In February 2016, we completed the disposition of our U.S. oil country tubular goods (“OCTG”) product line for $48 million. As a result of this transaction, we incurred a loss of $5 million that was reflected in our fourth quarter 2015 results.  Net of reserves, including LIFO and an adjustment to write the inventory down to its net realizable value, the carrying value of the U.S. OCTG inventories as of December 31, 2015 was $50 million.

NOTE 5 – REDEEMABLE PREFERRED STOCK

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Summary of share repurchase activity under the repurchase program:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Number of shares acquired on the open market	2,878,874	-
Average price per share	$ 13.39	$ -
Total cost of acquired shares (in millions)	$ 38	$ -

In total, we have acquired 3,695,263 shares under this program at a total cost of $50 million.   There were 98,650,627 shares of common stock outstanding as of March 31, 2016.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2016,  16,789 shares of restricted stock, 334,900 performance share unit awards and 1,149,039 restricted stock units were granted to employees.  To date, before consideration of forfeitures, 4,987,800 shares have been granted to management, members of our Board of Directors and key employees under this plan.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price

performance component.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.    We expense the fair value of equity grants on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2016	2015

Currency translation adjustments	$ (215)	$ (231)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (216)	$ (232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net (loss) income	$ (8)	$ 29
Less: Dividends on Series A Preferred Stock	6	-
Net (loss) income attributable to common stockholders	$ (14)	$ 29

Weighted average basic shares outstanding	100.7	102.1
Effect of dilutive securities	-	0.1
Weighted average diluted shares outstanding	100.7	102.2

Net (loss) income per share:
Basic	$ (0.14)	$ 0.28
Diluted	$ (0.14)	$ 0.28

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2016, all of the shares of the newly issued Preferred Stock were anti-dilutive. For the three months ended March 31, 2016 and 2015, we had approximately 3.8 million and 3.9 million anti-dilutive stock options, respectively. There were 0.6 million and no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7 – SEGMENT INFORMATION

We operate as three business segments, U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling pipe, valves and fittings (“PVF”) to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets. Effective April 1, 2016, we made organizational changes that will result in the Eastern and Western regions of the U.S. being considered separate operating segments.  These two U.S. operating segments will be aggregated into a  single reportable segment based on their economic similarities.  As a result, we will continue to report segment information for the U.S., Canada and International.

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Sales
U.S.	$ 606	$ 972
Canada	64	119
International	113	201
Sales	$ 783	$ 1,292

Operating (loss) income
U.S.	$ 4	$ 52
Canada	(1)	6
International	(7)	3
Operating (loss) income	(4)	61

Interest expense	(8)	(15)
Other, net	(1)	(4)
Income (loss) before income taxes	$ (13)	$ 42

	March 31,	December 31,
	2016	2015
Total assets
U.S.	$ 2,055	$ 2,135
Canada	148	142
International	231	220
Total assets	$ 2,434	$ 2,497

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2016	2015
Energy carbon steel tubular products:
Line pipe (1)	$ 132	$ 266
Oil country tubular goods (OCTG)	-	106
	$ 132	$ 372

Valves, fittings, flanges and other products:
Valves and specialty products	$ 299	$ 411
Carbon steel fittings and flanges and
stainless steel and alloy pipe and fittings	168	269
Other	184	240
	$ 651	$ 920

(1)

As a result of the disposition of our OCTG product line, as described in Note 4, pre-disposition OCTG sales of $18 million have been included within line pipe sales for the three months ended March 31, 2016.

NOTE 8 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of March 31, 2016, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $48 million and $41 million at March 31, 2016 and December 31, 2015, respectively.  We had approximately  $1 million and $0 million recorded as liabilities on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $518 million and $519 million at March 31, 2016 and December 31, 2015, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $507 million and $510 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of March 31, 2016, we are named a defendant in approximately 482 lawsuits involving approximately 1,106 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2016.  In April 2016, the court dismissed two suppliers from the case.  Weatherford has appealed this dismissal.  The case is scheduled for trial on January 16, 2017.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act and reserved $3 million for the offer.  Weatherford declined to accept the offer.

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

•our indebtedness;

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canadian and International operations. We serve our customers from approximately 350 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of over 13,000 suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy and industrial sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Although we have seen customer spending fall off significantly beginning in late 2014 and continuing through the present time as a result of lower oil and natural gas prices, long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first three months of 2016, the average oil price of West Texas Intermediate (“WTI”) decreased to  $33.35 per barrel from $48.49 per barrel in the first three months of 2015. Natural gas prices decreased to an average price of $1.99/Mcf (Henry Hub) for the first three months of 2016 compared to $2.90/Mcf (Henry Hub) for the first three months of 2015.  North American drilling  rig activity decreased 58% in the first three months of 2016 as compared to the first three months of 2015.

Recent exploration and production spending forecasts indicate that customer spending in 2016 will be down 25% globally, including 40% in the U.S.    With the sustained decline in both oil and natural gas prices, and forecasts indicating that prices will be at low levels throughout the remainder of 2016 and into 2017, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to decline in 2016 as compared to 2015.  With the exception of the gas utilities component of our midstream business, these lower spending levels will also have a significant impact on our midstream and downstream business across all segments.

Because the business environment remains challenging, we have taken further steps during the first quarter to reduce our operating costs.  We have maintained our hiring and salary freezes, which were implemented in 2015, and eliminated an additional 225 full-time positions during the first quarter of 2016. As a result of these actions, we recorded pre-tax severance and restructuring charges of $5 million in the first three months of 2016.   Excluding the impact of acquisitions, we have reduced our headcount by approximately 1,300, or 25%, over the past two years.    We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance and restructuring charges.   In addition to these efforts to address costs, we continuously manage our investment in working capital to an appropriate level.  To the extent customer spending in 2016 and beyond decline to levels below current expectations, additional actions may be required to reduce operating costs and working capital levels further. In such a situation, we may also incur charges related to impairment of the carrying value of certain assets, including goodwill and other intangible assets.

In February 2016, we completed the disposition of our U.S. oil country tubular goods (“OCTG”) product line for $48 million.  As a result of this transaction, we recorded a loss of $5 million that was reflected in our fourth quarter 2015 results.    This divestiture represents the culmination of a multi-year strategy to decrease our exposure to the direct volatility of the drilling activity and lower margins as compared to our other product lines.  For the year ended 2015, sales of U.S. OCTG totaled $305 million, or 7% of our total sales. Net of reserves, including LIFO and an adjustment to write the inventory down to its net realizable value, the carrying value of U.S. OCTG inventories as of December 31, 2015 was $50 million.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature (including orders held under pipe programs), which the customer may revise or cancel in certain circumstances. At March 31, 2016, total backlog was $612  million, including $318 million in our U.S. segment, $45 million in our Canadian segment and $249 million in our International segment.  Our backlog at December 31, 2015 was $542 million ($500 million excluding OCTG) including $347 million ($305 million excluding OCTG), $34 million and $161 million in our U.S., Canadian and International segments, respectively. At March 31, 2015, total backlog was $918  million ($826 million excluding OCTG), including $667 million in our U.S. segment ($575 million excluding OCTG), $39 million in our Canadian segment and $212 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Average Rig Count (1):
United States	551	1,403
Canada	173	313
International	1,016	1,261
Total	1,740	2,977

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 33.35	$ 48.49
Brent crude oil (per barrel)	$ 33.84	$ 53.98
Natural gas ($/Mcf)	$ 1.99	$ 2.90

Average Monthly U.S. Well Permits (3)	2,055	3,940
3:2:1 Crack Spread (4)	$ 15.42	$ 21.65
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The breakdown of our sales by sector for the three months ended March 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended
	March 31, 2016		March 31, 2015
Upstream	$ 231	29%	$ 547	42%
Midstream	278	36%	379	30%
Downstream	274	35%	366	28%
	$ 783	100%	$ 1,292	100%

For the three months ended March 31, 2016 and 2015, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 606	$ 972	$ (366)	(38%)
Canada	64	119	(55)	(46%)
International	113	201	(88)	(44%)
Consolidated	$ 783	$ 1,292	$ (509)	(39%)

Operating (loss) income:
U.S.	$ 4	$ 52	$ (48)	(92%)
Canada	(1)	6	(7)	(117%)
International	(7)	3	(10)	N/M
Consolidated	(4)	61	(65)	(107%)

Interest expense	(8)	(15)	7	(47%)
Other expense	(1)	(4)	3	(75%)
Income tax benefit (expense)	5	(13)	18	(138%)
Net (loss) income	(8)	29	(37)	(128%)
Series A preferred stock dividends	(6)	-	(6)	N/M
Net (loss) income attributable to common stockholders	$ (14)	$ 29	$ (43)	(148%)

Adjusted Gross Profit (1)	$ 147	$ 241	$ (94)	(39%)
Adjusted EBITDA (1)	$ 19	$ 87	$ (68)	(78%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 19-21 herein.

Sales.    Sales include the revenue recognized from the sale of the products we distribute, the services we provide to customers and freight billings to customers, less cash discounts taken by customers in return for their early payment of our invoices to them. Our sales were $783 million for the three months ended March 31, 2016 as compared to $1,292 million for the three months ended March 31, 2015.   The $509 million decrease in sales reflected a $15 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $606 million for the three months ended March 31, 2016 from $972 million for the three months ended March 31, 2015. This $366 million, or 38% decrease reflected a  $226 million decrease in the upstream sector, a $94 million decrease in the midstream sector and a $46 million decrease in the downstream sector.  The decline in the upstream sector included an $85 million impact from the disposition of our OCTG product line. The remaining decrease in sales in the first quarter of 2016 as compared to the same period in 2015 was caused by decreased customer spending driven by the sustained decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased to $64 million for the three months ended March 31, 2016 from $119 million for the three months ended March 31, 2015.  This $55 million, or 46%, decrease reflected a $44 million decrease in the upstream business also due to a decrease in customer spending. Approximately $7 million, or 13%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $113 million for the three months ended March 31, 2016 from $201 million for the same period in 2015.   The $88 million, or 44%, decrease reflected the combined impact of lower project activity and deferral of maintenance, repair and operations (“MRO”) expenditures particularly in Norway, the U.K., Australia and Singapore.  The impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $8 million, or 9%, of the total decline.

Gross Profit.    Our gross profit was $133 million  (17.0% of sales) for the three months ended March 31, 2016 as compared to $220 million  (17.0% of sales) for the three months ended March 31, 2015.  Gross profit for the three months ended March 31, 2016 benefited from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $3 million and $0 million in the first quarters of 2016 and 2015, respectively.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $8 million and $10 million for the three months ended March 31, 2016 and 2015, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $147 million (18.7% of sales) for the three months ended March 31, 2016 from $241 million  (18.6% of sales) for the three months ended March 31, 2015,  a  decrease of $94 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$ 133	17.0%	$ 220	17.0%
Depreciation and amortization	5	0.6%	5	0.4%
Amortization of intangibles	12	1.5%	16	1.2%
Decrease in LIFO reserve	(3)	(0.4%)	-	-
Adjusted Gross Profit	$ 147	18.7%	$ 241	18.6%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $137 million for the three months ended March 31, 2016 as compared to $159 million for the three months ended March 31, 2015.  SG&A for the first quarter of 2016 included $5 million of severance and restructuring charges resulting from cost reductions efforts compared to $2 million of similar charges in the first quarter of 2015.  The first quarter of 2016 also reflected a $4 million favorable impact from foreign exchange rates compared to the first quarter of 2015.  Excluding these amounts, SG&A decreased $21 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Operating (Loss) Income.   Operating loss was $4 million for the three months ended March 31, 2016, as compared to $61 million of operating income for the three months ended March 31, 2015, a decrease of $65 million.

U.S. Segment—Operating income for our U.S. segment decreased to $4 million for the three months ended March 31, 2016 from $52 million for the three months ended March 31, 2015.  The decrease in operating income of $48 million was driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.

Canadian Segment—Operating loss for our Canadian segment was $1 million for the three months ended March 31, 2016 as compared to operating income of $6 million for the three months ended March 31, 2015.  The decrease of $7 million reflected the decline in sales offset by corresponding reductions in SG&A.

International Segment—Our International segment incurred an operating loss of $7 million for the three months ended March 31, 2016 as compared to operating income of $3 million for the three months ended March 31, 2015.  The decrease of $10 million was the result of lower sales offset by corresponding reductions in SG&A.

Interest Expense.   Our interest expense was $8 million for the three months ended March 31, 2016 as compared to $15 million for the three months ended March 31, 2015.  This represented a decrease of $7 million resulting from lower average debt levels.

Other Expense.   Our other expense was $1 million for the three months ended March 31, 2016 compared to $4 million for the three months ended March 31, 2015.

Income Tax Benefit (Expense).   Our income tax benefit was $5 million for the three months ended March 31, 2016 as compared to expense of $13 million for the three months ended March 31, 2015.  Our effective tax rates were 43% and 31% for the three months ended March 31, 2016 and 2015, respectively. Our first quarter 2016 effective tax rate of 43%, computed in whole dollars, was higher than the U.S. federal statutory rate of 35% primarily as a result of valuation allowances recorded in certain international jurisdictions where pre-tax losses have no corresponding tax benefit.  Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.

Net (Loss) Income.   Our net loss was $8  million for the three months ended March 31, 2016 as compared to net income of $29 million for the three months ended March 31, 2015,  a decrease of $37 million.

Adjusted EBITDA.   We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as gains/losses on the early extinguishment of debt, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology. Adjusted EBITDA, a non-GAAP financial measure, was $19 million  (2.4% of sales) for the three months ended March 31, 2016 as compared to $87 million (6.7% of sales) for the three months ended March 31, 2015.

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

The following table reconciles Adjusted EBITDA with net (loss) income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net (loss) income	$ (8)	$ 29
Income tax (benefit) expense	(5)	13
Interest expense	8	15
Depreciation and amortization	5	5
Amortization of intangibles	12	16
Decrease in LIFO reserve	(3)	-
Change in fair value of derivative instruments	1	1
Equity-based compensation expense	3	2
Severance and restructuring charges	5	2
Foreign currency losses	1	4
Adjusted EBITDA	$ 19	$ 87

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At March 31, 2016, our total liquidity, including cash on hand, was $708 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $121 million and $69 million, respectively.  As of March 31, 2016 and December 31, 2015, $68 million and $51 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium.  As of March 31, 2016, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $518 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.    As of  March 31, 2016, we had $587 million of Excess Availability, as defined  under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2016.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2017. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the first quarter of 2016, we purchased 2,878,874 shares of common stock at a total cost of $38 million.  In total under this plan, we have purchased 3,695,263 shares at a total cost of $50 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$ 58	$ 115
Investing activities	38	(7)
Financing activities	(46)	(80)
Net increase in cash and cash equivalents	$ 50	$ 28

Operating Activities

Net cash provided by operating activities was $58 million during the three months ended March 31, 2016 compared to $115 million during the three months ended March 31, 2015.  The decrease in cash provided by operations was primarily the result of reduced profitability combined with a reduction in the pace of working capital contraction in response to slowing sales.  Working capital decreased $31 million in the first three months of 2016 compared to $62 million in the first three months of 2015. The current year decline in working capital was impacted most significantly by $67 million and $24 million reductions in accounts receivable and inventory, respectively, caused by declining sales levels.  We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash provided by investing activities was $38 million for the three months ended March 31, 2016, compared to $7 million used in investing activities for the three months ended March 31, 2015.  The $45 million increase in cash provided by investing activities is the result of $48 million in proceeds from the distribution of our U.S. OCTG product line.  Our capital expenditures were $10 million for the three months ended March 31, 2016 and $4 million for the three months ended March 31, 2015.  We expect capital expenditures in 2016 to be approximately $45 million which reflects our plan to implement a new information technology system in the international segment.

Financing Activities

Net cash used in financing activities was $46 million for the three months ended March 31, 2016 compared to $80 million for the three months ended March 31, 2015.  Net repayments on our Global ABL Facility totaled $0 million in the first three months of 2016, compared to $78 million in the first three months of 2015.   In the first quarter of 2016, we used $38 million and $6 million to fund purchases of our common stock and dividends on our preferred stock, respectively.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations.  For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility.  There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2016, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 9 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015  under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31	-	$ -	-	$ 88,473,755
Feb 1- Feb 29	91,497	$ 9.56	-	$ 88,473,755
Mar 1- Mar 31	2,884,360	$ 13.40	2,878,874	$ 49,918,155
	2,975,857

(1) We purchased 96,983 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 2,878,874 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015.  The plan allows for purchases of common stock up to $100 million and is scheduled to expire in December 2017.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  May 3, 2016