Form 10-Q
period 2016-06-30
MRC GLOBAL INC.
filed 2016-08-03
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 96,395,357 shares of the registrant’s common stock  (excluding 570,845 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 22, 2016.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash	$ 167	$ 69
Accounts receivable, net	430	533
Inventories, net	689	781
Other current assets	29	22
Total current assets	1,315	1,405

Other assets	21	22

Property, plant and equipment, net	131	127

Intangible assets:
Goodwill, net	484	484
Other intangible assets, net	436	459
	$ 2,387	$ 2,497

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 320	$ 327
Accrued expenses and other current liabilities	104	110
Current portion of long-term debt	8	8
Total current liabilities	432	445

Long-term obligations:
Long-term debt, net	508	511
Deferred income taxes	204	208
Other liabilities	23	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
102,488,749 and 102,202,599 issued, respectively	1	1
Additional paid-in capital	1,671	1,666
Retained deficit	(504)	(467)
Less: Treasury stock at cost: 6,094,663 and 816,389 shares, respectively	(83)	(12)
Accumulated other comprehensive loss	(220)	(232)
	865	956
	$ 2,387	$ 2,497
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Sales	$ 746	$ 1,198	$ 1,529	$ 2,490
Cost of sales	621	992	1,271	2,064
Gross profit	125	206	258	426
Selling, general and administrative expenses	135	159	272	318
Operating (loss) income	(10)	47	(14)	108
Other expense:
Interest expense	(9)	(13)	(17)	(28)
Other, net	-	(5)	(1)	(9)
(Loss) income before income taxes	(19)	29	(32)	71
Income tax (benefit) expense	(2)	13	(7)	26
Net (loss) income	(17)	16	(25)	45
Series A preferred stock dividends	6	1	12	1
Net (loss) income attributable to common stockholders	$ (23)	$ 15	$ (37)	$ 44

Basic (loss) earnings per common share	$ (0.24)	$ 0.15	$ (0.37)	$ 0.43
Diluted (loss) earnings per common share	$ (0.24)	$ 0.15	$ (0.37)	$ 0.43
Weighted-average common shares, basic	97.7	102.2	99.2	102.1
Weighted-average common shares, diluted	97.7	102.8	99.2	102.6

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net (loss) income	$ (17)	$ 16	$ (25)	$ 45

Other comprehensive (loss) income
Foreign currency translation adjustments	(4)	11	12	(42)
Comprehensive (loss) income	$ (21)	$ 27	$ (13)	$ 3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2016	2015

Operating activities
Net (loss) income	$ (25)	$ 45
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	10	10
Amortization of intangibles	23	31
Equity-based compensation expense	7	5
Deferred income tax benefit	(5)	(16)
Write off of debt issuance costs	-	3
Decrease in LIFO reserve	(4)	(15)
Provision for uncollectible accounts	2	2
Foreign currency losses	2	6
Other non-cash items	4	3
Changes in operating assets and liabilities:
Accounts receivable	104	207
Inventories	51	152
Other current assets	2	1
Income taxes payable	(6)	(7)
Accounts payable	(10)	(111)
Accrued expenses and other current liabilities	(7)	(39)
Net cash provided by operations	148	277

Investing activities
Purchases of property, plant and equipment	(14)	(13)
Proceeds from the disposition of non-core product line	48	-
Other investing activities	2	(2)
Net cash provided by (used in) investing activities	36	(15)

Financing activities
Payments on revolving credit facilities	(27)	(765)
Proceeds from revolving credit facilities	27	412
Payments on long-term obligations	(4)	(254)
Proceeds from issuance of preferred stock, net of issuance costs	-	355
Purchase of common stock	(71)	-
Dividends paid on preferred stock	(12)	-
Net cash used in financing activities	(87)	(252)

Increase in cash	97	10
Effect of foreign exchange rate on cash	1	(2)
Cash -- beginning of period	69	25
Cash -- end of period	$ 167	$ 33

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 16	$ 26
Cash paid for income taxes	$ 6	$ 50
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016.  We have derived our condensed consolidated balance sheet as of December 31, 2015 from the audited consolidated financial statements for the year ended December 31, 2015.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. We expect to adopt this guidance in 2017. This amendment is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies will no longer be recorded in additional paid-in capital (“APIC”), and APIC pools will be eliminated.  Instead, all excess tax benefits and tax deficiencies will be recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are required to be presented as operating activities rather than financing activities in the statement of cash flows.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016.  This amendment is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2016	2015
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 165	$ 253
Valves, valve actuation and instrumentation	246	273
All other products	388	374
	799	900
Less: Excess of average cost over LIFO cost (LIFO reserve)	(77)	(89)
Less: Other inventory reserves	(33)	(30)
	$ 689	$ 781

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and six months ended June 30, 2016, the effect of this LIFO decrement decreased cost of sales by approximately $2 million and $3 million, respectively.  For the three and six months ended June 30, 2015, the effect of this LIFO decrement increased cost of sales by approximately $4 million.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2016	2015
Senior Secured Term Loan B, net of discount and issuance costs of $6 and $7, respectively	$ 516	$ 519
Global ABL Facility	-	-
	516	519
Less: Current portion	8	8
	$ 508	$ 511

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

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 5.41% as of June 30, 2016 and 4.98% at December 31, 2015.

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

Excess Availability, as defined under our Global ABL Facility, was $478 million as of June 30, 2016.

Debt Issuance Costs:  In the first quarter of 2016, we adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  As a result of the adoption, we have reclassified debt issuance costs associated with our Term Loan of $5 million as of December 31, 2015, from other assets to long term debt in our balance sheet.  Accordingly, long term debt reported as $524 million at December 31, 2015 has been revised to $519 million.  Debt issuance costs associated with our Global ABL Facility will continue to be presented in other assets.  These amounts were $7 million and $8 million as of June 30, 2016 and December 31, 2015, respectively.

NOTE 4- INCOME TAXES

For interim periods, our income tax benefit or expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three and six months ended June 30, 2016 were 11% and 22%, respectively. The effective tax rates for the three and six months ended June 30, 2015 were 45% and 37%, respectively. The decrease in our 2016 effective tax rates below their customary levels is the result of a lower expected tax rate for the full year of 22% primarily due to an increase in forecasted pre-tax losses across all segments,  combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

NOTE 5 – DISPOSITION OF NON-CORE PRODUCT LINE

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

NOTE 6 – REDEEMABLE PREFERRED STOCK

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Number of shares acquired on the open market	2,399,400	-	5,278,274	-
Average price per share	$ 13.82	$ -	$ 13.59	$ -
Total cost of acquired shares (in millions)	$ 33	$ -	$ 71	$ -

In total, we have acquired 6,094,663 shares under this program at a total cost of $83 million.  There were 96,394,086 shares of common stock outstanding as of June 30, 2016.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date.  In February 2016,  16,789 shares of restricted stock, 334,900 performance share unit awards and 1,149,039 restricted stock units were granted to employees.  In the second quarter of 2016, 86,912 shares of restricted stock and 10,022 performance share unit awards were granted to employees.  To date, before consideration of forfeitures, 5,084,734 shares have been granted to management, members of our Board of Directors and key employees under this plan.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.    We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2016	2015

Currency translation adjustments	$ (219)	$ (231)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (220)	$ (232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net (loss) income	$ (17)	$ 16	$ (25)	$ 45
Less: Dividends on Series A Preferred Stock	6	1	12	1
Net (loss) income attributable to common stockholders	$ (23)	$ 15	$ (37)	$ 44

Weighted average basic shares outstanding	97.7	102.2	99.2	102.1
Effect of dilutive securities	-	0.6	-	0.5
Weighted average diluted shares outstanding	97.7	102.8	99.2	102.6

Net (loss) income per share:
Basic	$ (0.24)	$ 0.15	$ (0.37)	$ 0.43
Diluted	$ (0.24)	$ 0.15	$ (0.37)	$ 0.43

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2016 and 2015, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2016 and 2015, we had approximately 3.7 million and 3.9 million anti-dilutive stock options, respectively. There were 0.8 million and no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended June 30, 2016 and 2015.  There were 0.7 million and no anti-dilutive restricted stock, restricted units or performance stock unit awards for the six months ended June 30, 2016 and 2015.

NOTE 8 – SEGMENT INFORMATION

We operate as four business segments: U.S. East and Gulf Coast, U.S. West, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) markets.  Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

Prior to organizational changes that occurred in April 2016, our U.S. business consisted of a single operating segment.  As a result of the separation of U.S. segment into two distinct operating segments based on our new management structure, we completed an interim goodwill impairment test and concluded that no indication of impairment existed as the fair values of each U.S. reporting unit significantly exceeded its carrying value.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Sales
U.S.	$ 551	$ 956	$ 1,157	$ 1,928
Canada	54	78	118	197
International	141	164	254	365
Sales	$ 746	$ 1,198	$ 1,529	$ 2,490

Operating (loss) income
U.S.	$ (2)	$ 49	$ 2	$ 101
Canada	(2)	2	(3)	8
International	(6)	(4)	(13)	(1)
Operating (loss) income	(10)	47	(14)	$ 108

Interest expense	(9)	(13)	(17)	(28)
Other, net	-	(5)	(1)	(9)
(Loss) income before income taxes	$ (19)	$ 29	$ (32)	$ 71

			June 30,	December 31,
			2016	2015
Total assets
U.S.			$ 2,011	$ 2,135
Canada			145	142
International			231	220
Total assets			$ 2,387	$ 2,497

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2016	2015	2016	2015
Energy carbon steel tubular products:
Line pipe (1)	$ 96	$ 242	$ 228	$ 508
Oil country tubular goods (OCTG)	-	78	-	184
	$ 96	$ 320	$ 228	$ 692

Valves, fittings, flanges and other products:
Valves, valve actuation and instrumentation	$ 299	$ 396	$ 598	$ 807
Fittings, flanges and stainless steel and alloy pipe	163	250	331	519
Gas products	108	121	208	237
Other	80	111	164	235
	$ 650	$ 878	$ 1,301	$ 1,798

(1)

As a result of the disposition of our U.S. OCTG product line, as described in Note 5, pre-disposition OCTG sales of $18 million have been included within line pipe sales for the six months ended June 30, 2016.

NOTE 9 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of June 30, 2016, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $36 million and $41 million at June 30, 2016 and December 31, 2015, respectively.  We had approximately  $0 million recorded as liabilities on our consolidated balance sheets as of June 30, 2016 and December 31, 2015.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $516 million and $519 million at June 30, 2016 and December 31, 2015, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $507 million and $510 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of June 30, 2016, we are named a defendant in approximately 497 lawsuits involving approximately 1,121 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2016.  In April 2016, the court dismissed two suppliers from the case.  Weatherford has appealed this dismissal.  The case is scheduled for trial in January 2017.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canada and International operations. We serve our customers from approximately 300 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of over 13,000 suppliers to our more than 19,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Although we have seen customer spending fall off significantly beginning in late 2014 and continuing through the present time as a result of lower oil and natural gas prices, long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

•Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions and maintenance to pipeline mileage, refinery utilization and petrochemical processing activity.

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

Recent Trends and Outlook

During the first six months of 2016, the average oil price of West Texas Intermediate (“WTI”) decreased to $39.55 per barrel from $53.25 per barrel in the first six months of 2015. Natural gas prices decreased to an average price of $2.07/Mcf (Henry Hub) for the first six months of 2016 compared to $2.82/Mcf (Henry Hub) for the first six months of 2015.    North American drilling rig activity decreased 56% in the first six months of 2016 as compared to the first six months of 2015.

Recent exploration and production spending forecasts indicated that customer spending in 2016 will be down 25-30% globally, including 40-45% in the U.S.  This follows a 21% decline in 2015.  With the sustained decline in both oil and natural gas prices, and forecasts indicating that prices will be at low levels throughout the remainder of 2016 and into 2017, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to remain low in 2016 as compared to 2015.  With the exception of the gas utilities component of our midstream business, these lower spending levels will also have a significant impact on our midstream and downstream business across all segments.

Because the business environment remains challenging, we have taken further steps during the first half of 2016 to reduce our operating costs.  We have maintained our hiring and salary freezes, which were implemented in 2015, and eliminated an additional 400 full-time positions and closed 19 branches during the first half of 2016. As a result of these actions, we recorded pre-tax severance and restructuring charges of $9 million in the first six months of 2016.  We have reduced our headcount by approximately 1,300, or 26%, and our number of branch locations by 63, or 26%, over the past two years.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance and restructuring charges.   In addition to these efforts to address costs, we continuously manage our investment in working capital to an appropriate level.  To the extent customer spending in 2016 and beyond decline to levels below current expectations, additional actions may be required to reduce operating costs and working capital levels further. In such a situation, we may also incur charges related to impairment of the carrying value of certain assets, including goodwill and other intangible assets.

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

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain circumstances. At June 30, 2016, total backlog was $657  million, including $376 million in our U.S. segment, $34 million in our Canada  segment and $247 million in our International segment.  Our backlog at December 31, 2015 was $542 million ($500 million excluding OCTG) including $347 million ($305 million excluding OCTG), $34 million and $161 million in our U.S., Canada and International segments, respectively. At June 30, 2015, total backlog was $768  million ($698 million excluding OCTG), including $540 million in our U.S. segment ($470 million excluding OCTG), $37 million in our Canada segment and $191 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Average Rig Count (1):
United States	422	907	483	1,144
Canada	48	98	108	206
International	943	1,169	979	1,215
Total	1,413	2,174	1,570	2,565

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 45.46	$ 57.85	$ 39.55	$ 53.25
Brent crude oil (per barrel)	$ 45.57	$ 61.65	$ 39.80	$ 57.84
Natural gas ($/Mcf)	$ 2.15	$ 2.75	$ 2.07	$ 2.82

Average Monthly U.S. Well Permits (3)	2,048	3,716	2,051	3,828
3:2:1 Crack Spread (4)	$ 17.12	$ 24.41	$ 16.29	$ 23.05
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The breakdown of our sales by sector for the three months ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended
	June 30, 2016		June 30, 2015
Upstream	$ 211	28%	$ 434	36%
Midstream	292	39%	419	35%
Downstream	243	33%	345	29%
	$ 746	100%	$ 1,198	100%

For the three months ended June 30, 2016 and 2015, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 551	$ 956	$ (405)	(42%)
Canada	54	78	(24)	(31%)
International	141	164	(23)	(14%)
Consolidated	$ 746	$ 1,198	$ (452)	(38%)

Operating (loss) income:
U.S.	$ (2)	$ 49	$ (51)	(104%)
Canada	(2)	2	(4)	(200%)
International	(6)	(4)	(2)	50%
Consolidated	(10)	47	(57)	(121%)

Interest expense	(9)	(13)	4	(31%)
Other expense	-	(5)	5	(100%)
Income tax (benefit) expense	(2)	13	(15)	(115%)
Net (loss) income	(17)	16	(33)	(206%)
Series A preferred stock dividends	6	1	5	N/M
Net (loss) income attributable to common stockholders	$ (23)	$ 15	$ (38)	(253%)

Gross profit	$ 125	$ 206	$ (81)	(39%)
Adjusted Gross Profit (1)	$ 140	$ 211	$ (71)	(34%)
Adjusted EBITDA (1)	$ 15	$ 63	$ (48)	(76%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 20-22 herein.

Sales.    Sales include the revenue recognized from the sale of products we distribute,  services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $746 million for the three months ended June 30, 2016 as compared to $1,198 million for the three months ended June 30, 2015.  The $452 million decrease in sales reflected a $7 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $551 million for the three months ended June 30, 2016 from $956 million for the three months ended June 30, 2015. This $405 million, or 42%, decrease reflected a $196 million decrease in the upstream sector, a $129 million decrease in the midstream  sector and an $80 million decrease in the downstream sector.  The decline in the upstream sector included a $78 million impact from the disposition of our OCTG product line. The remaining decrease in sales in the second quarter of 2016 as compared to the same period in 2015 was caused by decreased customer spending for both maintenance, repair and operations (“MRO”) and projects, driven by the sustained decline in oil and natural gas prices and the resulting decline in rig count.

Canada Segment—Our Canada sales decreased to $54 million for the three months ended June 30, 2016 from $78 million for the three months ended June 30, 2015.  This $24 million, or 31%, decrease reflected a $16 million decrease in the upstream business also due to a decrease in customer spending. Approximately $3 million, or 13%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $141 million for the three months ended June 30, 2016 from $164 million for the same period in 2015.   The $23 million, or 14%, decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway and Australia.  The impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $4 million, or 17%, of the total decline.

Gross Profit.    Our gross profit was $125 million  (16.8% of sales) for the three months ended June 30, 2016 as compared to $206 million  (17.2% of sales) for the three months ended June 30, 2015.  Gross profit for the three months ended June 30, 2016 benefited modestly from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $1 million and $15 million in the second quarters of 2016 and 2015, respectively.  Excluding the impact of LIFO, gross profit percentage improved 70 basis points as a result of sales mix changes including the elimination of our lower margin OCTG product line.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $7 million and $9 million for the three months ended June 30, 2016 and 2015, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $140 million (18.8% of sales) for the three months ended June 30, 2016 from $211 million  (17.6% of sales) for the three months ended June 30, 2015,  a  decrease of $71 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2016	of Revenue*	2015	of Revenue
Gross profit, as reported	$ 125	16.8%	$ 206	17.2%
Depreciation and amortization	5	0.7%	5	0.4%
Amortization of intangibles	11	1.5%	15	1.2%
Decrease in LIFO reserve	(1)	(0.1%)	(15)	(1.2%)
Adjusted Gross Profit	$ 140	18.8%	$ 211	17.6%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $135 million for the three months ended June 30, 2016 as compared to $159 million for the three months ended June 30, 2015.  SG&A for the second quarter of 2016 included $8 million of expense related to the implementation of a new information technology system compared to $3 million of similar expenses for the same period in 2015.  These expenses, which are reflected in our U.S. operating segment, were elevated in the current quarter as a result of roll-out, training and support activities occurring in our Asia Pacific businesses where the system went live in May 2016.  Severance and restructuring charges resulting from our cost reduction efforts for the three months ending June 30, 2016 totaled $4 million as compared to $7 million of expenses for the three months ending June 30, 2015.  The second quarter of 2016 also reflected a $2 million favorable impact from foreign exchange rates compared to the second quarter of 2015.  Excluding these amounts, SG&A decreased $24 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Operating (Loss) Income.   Operating loss was $10 million for the three months ended June 30, 2016, as compared to $47 million of operating income for the three months ended June 30, 2015, a decrease of $57 million.

U.S. Segment—Operating loss for our U.S. segment was $2 million for the three months ended June 30, 2016 compared to operating income of $49 million for the three months ended June 30, 2015.  The decrease in operating income of $51 million was driven by lower sales due to decreased customer spending partially offset by a reduction in SG&A expenses.    Severance costs included in operating expenses were $2 million for the three months ended June 30, 2016 and 2015.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended June 30, 2016 as compared to operating income of $2 million for the three months ended June 30, 2015.  The decrease of $4 million reflected the decline in sales partially offset by corresponding reductions in SG&A.

International Segment—Our International segment incurred an operating loss of $6 million for the three months ended June 30, 2016 as compared to $4 million for the three months ended June 30, 2015.  The decrease of $2 million was the result of lower sales partially offset by corresponding reductions in SG&A.    Severance costs included in operating expenses were $2 million and $4 million for the three months ended June 30, 2016 and 2015, respectively.

Interest Expense.   Our interest expense was $9 million for the three months ended June 30, 2016 as compared to $13 million for the three months ended June 30, 2015.  This represented a decrease of $4 million resulting from lower average debt levels.

Other Expense.   Our other expense was $0 million for the three months ended June 30, 2016 compared to $5 million for the three months ended June 30, 2015, which included a $3 million write off of debt issuance costs.

Income Tax (Benefit) Expense.   Our income tax benefit was $2 million for the three months ended June 30, 2016 as compared to expense of  $13 million for the three months ended June 30, 2015.  Our effective tax rates were 11% and 45% for the three months ended June 30, 2016 and 2015, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.     The decrease in the effective tax rate to 11% in the second quarter of 2016 from 43% in the first quarter of 2016 was a result of a lower expected tax rate for the full year of 22%.  The full year 2016 expected effective tax rate of 22% is lower than our customary effective tax rate as a result of forecasted pre-tax losses in all segments combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

Net (Loss) Income.   Our net loss was $17 million for the three months ended June 30, 2016 as compared to net income of  $16 million for the three months ended June 30, 2015, a decrease of $33 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $15 million  (2.0% of sales) for the three months ended June 30, 2016 as compared to $63 million (5.3% of sales) for the three months ended June 30, 2015.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA with net (loss) income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2016	2015
Net (loss) income	$ (17)	$ 16
Income tax (benefit) expense	(2)	13
Interest expense	9	13
Depreciation and amortization	5	5
Amortization of intangibles	11	15
Decrease in LIFO reserve	(1)	(15)
Change in fair value of derivative instruments	1	1
Equity-based compensation expense	4	3
Write off of debt issuance costs	-	3
Severance and restructuring charges	4	7
Foreign currency losses	1	2
Adjusted EBITDA	$ 15	$ 63

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The breakdown of our sales by sector for the six months ended June 30, 2016 and 2015 was as follows (in millions):

	Six Months Ended
	June 30, 2016		June 30, 2015
Upstream	$ 442	29%	$ 981	39%
Midstream	570	37%	798	32%
Downstream	517	34%	711	29%
	$ 1,529	100%	$ 2,490	100%

For the six months ended June 30, 2016 and 2015, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 1,157	$ 1,928	$ (771)	(40%)
Canada	118	197	(79)	(40%)
International	254	365	(111)	(30%)
Consolidated	$ 1,529	$ 2,490	$ (961)	(39%)

Operating (loss) income:
U.S.	$ 2	$ 101	$ (99)	(98%)
Canada	(3)	8	(11)	(138%)
International	(13)	(1)	(12)	N/M
Consolidated	(14)	108	(122)	(113%)

Interest expense	(17)	(28)	11	(39%)
Other expense	(1)	(9)	8	(89%)
Income tax (benefit) expense	(7)	26	(33)	(127%)
Net (loss) income	(25)	45	(70)	(156%)
Series A preferred stock dividends	12	1	11	N/M
Net (loss) income attributable to common stockholders	$ (37)	$ 44	$ (81)	(184%)

Gross profit	$ 258	$ 426	$ (168)	(39%)
Adjusted Gross Profit (1)	$ 287	$ 452	$ (165)	(37%)
Adjusted EBITDA (1)	$ 34	$ 150	$ (116)	(77%)

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 24-26 herein.

Sales.    Our sales were $1,529 million for the six months ended June 30, 2016 as compared to $2,490 million for the six months ended June 30, 2015.  The $961 million decrease in sales reflected a $22 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $1,157 million for the six months ended June 30, 2016 from $1,928 million for the six months ended June 30, 2015. This $771 million, or 40%, decrease reflected a $422 million decrease in the upstream sector, a $223 million decrease in the midstream sector and a $126 million decrease in the downstream sector.  The decline in the upstream sector included a $163 million impact from the disposition of our OCTG product line. The remaining decrease in sales in the first half of 2016 as compared to the same period in 2015 was caused by decreased customer spending for both MRO and projects, driven by the sustained decline in oil and natural gas prices and the resulting decline in rig count.

Canada Segment—Our Canada sales decreased to $118 million for the six months ended June 30, 2016 from $197 million for the six months ended June 30, 2015.  This $79 million, or 40%, decrease reflected a $59 million decrease in the upstream business also due to a decrease in customer spending. Approximately $10 million, or 13%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $254 million for the six months ended June 30, 2016 from $365 million for the same period in 2015.   The $111 million, or 30%,  decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, Australia, the Netherlands, the U.K., and Singapore.  The impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $12 million, or 11%, of the total decline.

Gross Profit.    Our gross profit was $258 million  (16.9% of sales) for the six months ended June 30, 2016 as compared to $426 million  (17.1% of sales) for the six months ended June 30, 2015.  Gross profit for the six months ended June 30, 2016 benefited modestly from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $4 million and $15 million in the first half of 2016 and 2015, respectively.  Excluding the impact of LIFO, gross profit percentage improved by 10 basis points.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $15 million and $20 million for the six months ended June 30, 2016 and 2015, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $287 million (18.8% of sales) for the six months ended June 30, 2016 from $452 million  (18.1% of sales) for the six months ended June 30, 2015,  a  decrease of $165 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$ 258	16.9%	$ 426	17.1%
Depreciation and amortization	10	0.7%	10	0.4%
Amortization of intangibles	23	1.5%	31	1.2%
Decrease in LIFO reserve	(4)	(0.3%)	(15)	(0.6%)
Adjusted Gross Profit	$ 287	18.8%	$ 452	18.1%

Selling, General and Administrative (“SG&A”) Expenses.     Our SG&A expenses were $272 million for the six months ended June 30, 2016 as compared to $318 million for the six months ended June 30, 2015.  SG&A for the first half of both 2016 and 2015 included $9 million of severance and restructuring charges resulting from cost reduction efforts.  SG&A for the six months ended June 30, 2016 also included $11 million of expense related to the implementation of a new information technology system in the international segment as compared to $4 million of expense for the same period in 2015.  These expenses, which are reflected in our U.S. operating segment, were elevated in the current year as a result of roll-out, training and support activities occurring in our Asia Pacific businesses where the system went live in May 2016.    The first half of 2016 also reflected a $5 million favorable impact from foreign exchange rates compared to the first half of 2015.  Excluding these amounts, SG&A decreased $48 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Operating (Loss) Income.   Operating loss was $14 million for the six months ended June 30, 2016, as compared to $108 million of operating income for the six months ended June 30, 2015, a decrease of $122 million.

U.S. Segment—Operating income for our U.S. segment decreased to $2 million for the six months ended June 30, 2016 from $101 million for the six months ended June 30, 2015.  The decrease in operating income of $99 million was driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.    Severance costs included in operating expenses were $4 million and $3 million for the six months ended June 30, 2016 and 2015, respectively.

Canada Segment—Operating loss for our Canada segment was $3 million for the six months ended June 30, 2016 as compared to operating income of $8 million for the six months ended June 30, 2015.  The decrease of $11 million reflected the decline in sales offset by corresponding reductions in SG&A. Severance costs included in operating expenses were $1 million for the six months ended June 30, 2016 and 2015.

International Segment—Our International segment incurred an operating loss of $13 million for the six months ended June 30, 2016 as compared to $1 million for the six months ended June 30, 2015.  The decrease of $12 million was the result of lower sales offset by corresponding reductions in SG&A.    Severance costs included in operating expenses were $4 million and $5 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense.   Our interest expense was $17 million for the six months ended June 30, 2016 as compared to $28 million for the six months ended June 30, 2015.  This represented a decrease of $11 million resulting from lower average debt levels.

Other Expense.   Our other expense was $1 million for the six months ended June 30, 2016 compared to $9 million for the six months ended June 30, 2015, which included a $3 million write off of debt issuance costs as well as $6 million of foreign currency losses.

Income Tax (Benefit)  Expense.   Our income tax benefit was $7 million for the six months ended June 30, 2016 as compared to income tax expense of $26 million for the six months ended June 30, 2015.  Our effective tax rates were 22% and 37% for the six months ended June 30, 2016 and 2015, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.  Our effective tax rate of 22% was lower than the 43% effective tax rate in the first quarter of 2016 as a result of a lower expected tax rate for the full year.  The full year 2016 expected effective tax rate of 22% is lower than our customary effective tax rate as a result of forecasted pre-tax losses in all segments combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

Net (Loss) Income.   Our net loss was $25 million for the six months ended June 30, 2016 as compared to net income of $45 million for the six months ended June 30, 2015, a decrease of $70 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $34 million  (2.2% of sales) for the six months ended June 30, 2016 as compared to $150 million (6.0% of sales) for the six months ended June 30, 2015.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and goodwill impairment) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA with net (loss) income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2016	2015
Net (loss) income	$ (25)	$ 45
Income tax (benefit) expense	(7)	26
Interest expense	17	28
Depreciation and amortization	10	10
Amortization of intangibles	23	31
Decrease in LIFO reserve	(4)	(15)
Change in fair value of derivative instruments	2	2
Equity-based compensation expense	7	5
Write off of debt issuance costs	-	3
Severance and restructuring charges	9	9
Foreign currency losses	2	6
Adjusted EBITDA	$ 34	$ 150

asd

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At June 30, 2016, our total liquidity, including cash on hand, was $645 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $167 million and $69 million, respectively.  As of June 30, 2016 and December 31, 2015, $86 million and $51 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium.  As of June 30, 2016, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $508 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.  As of June 30, 2016, we had no borrowings outstanding and $478 million of Excess Availability, as defined  under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2016.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2017. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the first half of 2016, we purchased 5,278,274 shares of common stock at a total cost of $71 million.  In total under this plan, we have purchased 6,094,663 shares at a total cost of $83 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$ 148	$ 277
Investing activities	36	(15)
Financing activities	(87)	(252)
Net increase in cash and cash equivalents	$ 97	$ 10

Operating Activities

Net cash provided by operating activities was $148 million during the six months ended June 30, 2016 compared to $277 million during the six months ended June 30, 2015.  The decrease in cash provided by operations was primarily the result of reduced profitability combined with a reduction in the pace of working capital contraction in response to slowing sales.  Excluding cash, working capital decreased $134 million in the first six months of 2016 compared to $203 million in the first six months of 2015. The current year decline in working capital was impacted most significantly by $104 million and $51 million reductions in accounts receivable and inventory, respectively, caused by declining sales levels. We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash provided by investing activities was $36 million for the six months ended June 30, 2016, compared to $15 million used in investing activities for the six months ended June 30, 2015.  The $51 million increase in cash provided by investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line.  Our capital expenditures were $14 million for the six months ended June 30, 2016 and $13 million for the six months ended June 30, 2015.  We expect capital expenditures in 2016 to be between $35 and  $40 million which reflects our ongoing implementation of a new information technology system in the international segment.

Financing Activities

Net cash used in financing activities was $87 million for the six months ended June 30, 2016 compared to $252 million for the six months ended June 30, 2015.   Net repayments on our Global ABL Facility totaled $0 million in the first six months of 2016, compared to $353 million in the first six months of 2015.   In the first half of 2016, we used $71 million and $12 million to fund purchases of our common stock and dividends on our preferred stock, respectively.  In June 2015, we received $355  million of net proceeds related to the issuance of Series A Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.

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

As of June 30, 2016, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

The Company has undertaken a multi-year enterprise resource planning (“ERP”) project to migrate certain systems to SAP software.  During the second quarter of 2016, we completed the SAP implementation in our Asia Pacific-based businesses. As a part of this implementation, various controls over financial reporting for the region changed. During the third quarter of 2016, we will begin a similar implementation effort in our European, Nordic and Middle Eastern businesses which will be completed in 2017.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first six months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 10 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	15,330	$ 13.98		$ 49,918,155
May 1 - May 31	2,110,973	$ 13.80	2,110,973	$ 20,786,183
Jun 1 - Jun 30	288,443	$ 13.95	288,427	$ 16,763,722
	2,414,746

(1) We purchased 15,346 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 2,399,400 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015.  The plan allows for purchases of common stock up to $100 million and is scheduled to expire in December 2017.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  August 3, 2016