Form 10-Q
period 2016-09-30
MRC GLOBAL INC.
filed 2016-11-04
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 95,298,276 shares of the registrant’s common stock (excluding 554,594 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 28, 2016.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash	$ 213	$ 69
Accounts receivable, net	448	533
Inventories, net	581	781
Other current assets	26	22
Total current assets	1,268	1,405

Other assets	22	22

Property, plant and equipment, net	135	127

Intangible assets:
Goodwill, net	485	484
Other intangible assets, net	425	459
	$ 2,335	$ 2,497

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 344	$ 327
Accrued expenses and other current liabilities	99	110
Current portion of long-term debt	8	8
Total current liabilities	451	445

Long-term obligations:
Long-term debt, net	507	511
Deferred income taxes	197	208
Other liabilities	20	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:

Common stock, $0.01 par value per share: 500 million shares authorized,
102,513,201 and 102,202,599 issued, respectively	1	1
Additional paid-in capital	1,674	1,666
Retained deficit	(550)	(467)
Less: Treasury stock at cost: 7,215,774 and 816,389 shares, respectively	(100)	(12)
Accumulated other comprehensive loss	(220)	(232)
	805	956
	$ 2,335	$ 2,497
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Sales	$ 793	$ 1,071	$ 2,322	$ 3,562
Cost of sales	705	886	1,976	2,951
Gross profit	88	185	346	611
Selling, general and administrative expenses	124	142	396	460
Operating (loss) income	(36)	43	(50)	151
Other expense:
Interest expense	(9)	(10)	(26)	(38)
Other, net	3	3	2	(6)
(Loss) income before income taxes	(42)	36	(74)	107
Income tax (benefit) expense	(2)	20	(9)	46
Net (loss) income	(40)	16	(65)	61
Series A preferred stock dividends	6	6	18	7
Net (loss) income attributable to common stockholders	$ (46)	$ 10	$ (83)	$ 54

Basic (loss) earnings per common share	$ (0.48)	$ 0.10	$ (0.85)	$ 0.53
Diluted (loss) earnings per common share	$ (0.48)	$ 0.10	$ (0.85)	$ 0.53
Weighted-average common shares, basic	95.9	102.2	98.1	102.1
Weighted-average common shares, diluted	95.9	102.5	98.1	102.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net (loss) income	$ (40)	$ 16	$ (65)	$ 61

Other comprehensive (loss) income
Foreign currency translation adjustments	-	(44)	12	(85)
Comprehensive loss	$ (40)	$ (28)	$ (53)	$ (24)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2016	2015

Operating activities
Net (loss) income	$ (65)	$ 61
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	16	15
Amortization of intangibles	35	46
Equity-based compensation expense	9	8
Deferred income tax benefit	(12)	(17)
Amortization of debt issuance costs	3	3
Write off of debt issuance costs	-	3
Decrease in LIFO reserve	(7)	(30)
Inventory-related charges	45	-
Provision for uncollectible accounts	2	2
Foreign currency losses	1	4
Other non-cash items	2	-
Changes in operating assets and liabilities:
Accounts receivable	88	283
Inventories	119	289
Other current assets	1	(3)
Income taxes payable	(2)	(5)
Accounts payable	11	(136)
Accrued expenses and other current liabilities	(16)	(42)
Net cash provided by operations	230	481

Investing activities
Purchases of property, plant and equipment	(24)	(24)
Proceeds from the disposition of property, plant and equipment	1	1
Proceeds from the disposition of non-core product line	48	-
Other investing activities	-	(4)
Net cash provided by (used in) investing activities	25	(27)

Financing activities
Payments on revolving credit facilities	(32)	(1,102)
Proceeds from revolving credit facilities	32	567
Payments on long-term obligations	(6)	(256)
Proceeds from issuance of preferred stock, net of issuance costs	-	355
Purchase of common stock	(88)	-
Dividends paid on preferred stock	(18)	(4)
Debt issuance costs paid	-	(1)
Net cash used in financing activities	(112)	(441)

Increase in cash	143	13
Effect of foreign exchange rate on cash	1	(5)
Cash -- beginning of period	69	25
Cash -- end of period	$ 213	$ 33

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 23	$ 35
Cash paid for income taxes	$ 8	$ 70
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016.  We have derived our condensed consolidated balance sheet as of December 31, 2015 from the audited consolidated financial statements for the year ended December 31, 2015.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 870, Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018.  We are in the process of evaluating the effect of the adoption of ASU 2016-02 on our consolidated financial results.

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

In August 2016, the FASB issued ASU 2016-15,  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for fiscal years beginning after December 15, 2017. This amendment is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2016	2015
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 142	$ 253
Valves, valve actuation and instrumentation	236	273
All other products	342	374
	720	900
Less: Excess of average cost over LIFO cost (LIFO reserve)	(74)	(89)
Less: Other inventory reserves	(65)	(30)
	$ 581	$ 781

Our inventory quantities are expected to be reduced for the year, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and nine months ended September 30, 2016, the effect of this LIFO decrement decreased cost of sales by approximately $8 million and $11 million, respectively. For the three and nine months ended September 30, 2015, the effect of this LIFO decrement increased cost of sales by approximately $4 million and $8 million, respectively.

In the third quarter of 2016, we incurred inventory-related charges totaling $45 million.  These charges reflect adjustments necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our current market outlook for certain products.  This amount includes $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  Reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2016	2015
Senior Secured Term Loan B, net of discount and issuance costs of $6 and $7, respectively	$ 515	$ 519
Global ABL Facility	-	-
	515	519
Less: Current portion	8	8
	$ 507	$ 511

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

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 5.41% as of September 30, 2016 and 4.98% at December 31, 2015.

On November 2, 2016, the company provided notice of intent to voluntarily repay $100 million of the Term Loan with available cash on hand and expects to make the voluntary repayment on November 7, 2016.

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

Excess Availability, as defined under our Global ABL Facility, was $475 million as of September 30, 2016.

Debt Issuance Costs:  In the first quarter of 2016, we adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  As a result of the adoption, we have reclassified debt issuance costs associated with our Term Loan of $5 million as of December 31, 2015, from other assets to long term debt in our balance sheet.  Accordingly, long term debt reported as $524 million at December 31, 2015 has been revised to $519 million.  Debt issuance costs associated with our Global ABL Facility will continue to be presented in other assets.  These amounts were $7 million and $8 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – INCOME TAXES

For interim periods, our income tax benefit or expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2016 were 5% and 12%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 were 56% and 43%, respectively. The decrease in our 2016 effective tax rates below their customary levels is the result of a lower expected tax rate for the full year of 12% primarily due to an increase in forecasted pre-tax losses across all segments, combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The program is scheduled to expire on December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Number of shares acquired on the open market	1,121,111	-	6,399,385	-
Average price per share	$ 14.92	$ -	$ 13.82	$ -
Total cost of acquired shares (in millions)	$ 17	$ -	$ 88	$ -

In total, we have acquired 7,215,774 shares under this program at a total cost of $100 million.  There were 95,297,427 shares of common stock outstanding as of September 30, 2016.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date. In 2016,  103,701 shares of restricted stock, 344,922 performance share unit awards and 1,151,340 restricted stock units have been granted to employees.  To date, before consideration of forfeitures, 5,087,035 shares have been granted to management, members of our Board of Directors and key employees under this plan.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.    We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2016	2015

Currency translation adjustments	$ (219)	$ (231)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (220)	$ (232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net (loss) income	$ (40)	$ 16	$ (65)	$ 61
Less: Dividends on Series A Preferred Stock	6	6	18	7
Net (loss) income attributable to common stockholders	$ (46)	$ 10	$ (83)	$ 54

Weighted average basic shares outstanding	95.9	102.2	98.1	102.1
Effect of dilutive securities	-	0.3	-	0.3
Weighted average diluted shares outstanding	95.9	102.5	98.1	102.4

Net (loss) income per share:
Basic	$ (0.48)	$ 0.10	$ (0.85)	$ 0.53
Diluted	$ (0.48)	$ 0.10	$ (0.85)	$ 0.53

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2016, all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2016, we had approximately 3.7 million and 3.6 million anti-dilutive stock options, respectively. For the three and nine months ended September 30, 2015, we had approximately 3.8 million anti-dilutive stock options. There were 1.0 million and no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended September 30, 2016 and 2015, respectively.  There were 0.8 million and no anti-dilutive restricted stock, restricted units or performance stock unit awards for the nine months ended September 30, 2016 and 2015, respectively.

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

Prior to organizational changes that occurred in April 2016, our U.S. business consisted of a single operating segment.  As a result of the separation of U.S. segment into two distinct operating segments based on our new management structure, we completed an interim goodwill impairment test, as of April 1, 2016, and concluded that no indication of impairment existed as the fair values of each U.S. reporting unit significantly exceeded its carrying value.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Sales
U.S.	$ 590	$ 866	$ 1,747	$ 2,794
Canada	70	69	188	266
International	133	136	387	502
Sales	$ 793	$ 1,071	$ 2,322	$ 3,562

Operating (loss) income
U.S.	$ (4)	$ 46	$ (2)	$ 147
Canada	(4)	1	(7)	9
International	(28)	(4)	(41)	(5)
Operating (loss) income	(36)	43	(50)	$ 151

Interest expense	(9)	(10)	(26)	(38)
Other, net	3	3	2	(6)
(Loss) income before income taxes	$ (42)	$ 36	$ (74)	$ 107

Included in the operating results for the three and nine months ended September 30, 2016 are inventory-related charges of $45 million including $16 million, $5 million and $24 million in the U.S., Canada, and International segments, respectively.

	September 30,	December 31,
	2016	2015
Total assets
U.S.	$ 2,011	$ 2,135
Canada	142	142
International	182	220
Total assets	$ 2,335	$ 2,497

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2016	2015	2016	2015
Energy carbon steel tubular products:
Line pipe (1)	$ 117	$ 195	$ 345	$ 702
Oil country tubular goods (OCTG)	-	64	-	249
	$ 117	$ 259	$ 345	$ 951

Valves, fittings, flanges and other products:
Valves, valve actuation and instrumentation	$ 296	$ 360	$ 894	$ 1,167
Fittings, flanges and stainless steel and alloy pipe	177	222	508	741
Gas products	124	126	332	363
Other	79	104	243	340
	$ 676	$ 812	$ 1,977	$ 2,611

(1)As a result of the disposition of our U.S. OCTG product line, as described in Note 5, pre-disposition OCTG sales of $18 million have been included within line pipe sales for the nine months ended September 30, 2016.

NOTE 9 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of September 30, 2016, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $40 million and $41 million at September 30, 2016 and December 31, 2015, respectively.  We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of September 30, 2016 and December 31, 2015.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $515 million and $519  million at September 30, 2016 and December 31, 2015, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $513 million and $510 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of September 30, 2016, we are named a defendant in approximately 512  lawsuits involving approximately 1,132 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through 2016.  In April 2016, the court dismissed two suppliers from the case.  Weatherford has appealed this dismissal.  The case is scheduled for trial in March 2018.

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

NOTE 11 –  RESTRUCTURING

In August 2016, we announced a plan to restructure and downsize our Australian operations in response to the continued downturn in the oil and gas and mining industries in the region.  As a result of this plan, we originally expected to incur pre-tax charges of $18 million to $24 million, including cash expenditures of $11 million to $14 million.  Components of these costs included $7 million to $10 million in inventory-related charges, $6 million to $7 million in lease termination costs, $3 million to $4 million for facilities relocations, and $2 million to $3 million for employee severance.  In the third quarter of 2016, we recorded $10 million of charges associated with this plan, including $9 million of inventory-related charges and $1 million of employee severance.  In the statement of operations, inventory-related charges are reflected in cost of sales while all other costs are reflected in selling, general and administrative expenses.   We expect to incur an additional $8 million to $10 million of charges in the fourth quarter.  The plan is expected to be completed by the first quarter of 2017.

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

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. We have seen customer spending fall off significantly beginning in late 2014 and continuing through the present time as a result of lower oil and natural gas prices.   Long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first nine months of 2016, the average oil price of West Texas Intermediate (“WTI”) decreased to $41.35 per barrel from $50.94 per barrel in the first nine months of 2015. Natural gas prices decreased to an average price of $2.34/Mcf (Henry Hub) for the first nine months of 2016 compared to $2.80/Mcf (Henry Hub) for the first nine months of 2015.    North American drilling rig activity decreased 53% in the first nine months of 2016 as compared to the first nine months of 2015.

Recent exploration and production spending forecasts continue to indicate that customer spending in 2016 will be down 25-30% globally, including 40-45% in the U.S.  This follows a 21% decline in 2015.  At current oil and natural gas prices, we expect our customers’ spending, particularly those in the upstream sector within North America, will continue to remain low for the remainder of 2016 and early 2017 as compared to 2015.  However, we are encouraged by recent improvements in oil prices and drilling activity and expect 2017 revenue to be higher than 2016.

In the third quarter of 2016, we incurred non-cash inventory-related charges totaling $45 million necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our current market outlook for certain products.  This amount includes $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  Reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

In August 2016, we announced a plan to restructure and downsize our Australian operations in response to the continued downturn in the oil and gas and mining industries in the region.  As a result of this plan, we originally expected to incur pre-tax charges of $18 million to $24 million, including cash expenditures of $11 million to $14 million.  Components of these costs included $7 million to $10 million in inventory-related charges, $6 million to $7 million in lease termination costs, $3 million to $4 million for facilities relocations, and $2 million to $3 million for employee severance.  In the third quarter of 2016, we recorded $10 million of charges associated with this plan, including $9 million of inventory-related charges and $1 million of employee severance.  We expect to incur an additional $8 million to $10 million of charges in the fourth quarter of 2016.  The plan is expected to be completed by the first quarter of 2017. Elsewhere in our International segment, the United Kingdom’s decision to exit the European Union (“Brexit”) has created uncertainty around European currencies, along with uncertain effects of future trade and other cross border activities of the  U.K. with the European Union and other countries.  We expect a minimal impact on our business, and our regional distribution centers in both Bradford, U.K. and Rotterdam, Netherlands position us well to serve our customers in the U.K. and the European Union.

We have taken steps during the first nine months of 2016 to reduce our operating costs.  We have maintained our hiring and salary freezes, which were implemented in 2015, and eliminated an additional 560 full-time positions and closed 24 branches during the first nine months of 2016. As a result of these actions, we recorded pre-tax severance and restructuring charges of $12 million in the first nine months of 2016.  We have reduced our headcount by approximately 1,450 or 29%, and our number of branch locations by 68, or 28%, since June 2014.  We will continue to monitor the business outlook and take actions as appropriate in response to negative changes in that outlook, which may require additional severance and restructuring charges.   In addition to these efforts to address costs, we continuously manage our investment in working capital to an appropriate level.  To the extent customer spending in 2017 declines to levels below current expectations, additional actions may be required to reduce operating costs and working capital levels further. In such a situation, we may also incur charges related to impairment of the carrying value of certain assets, including goodwill and other intangible assets.

In February 2016, we completed the disposition of our U.S. oil country tubular goods (“OCTG”) product line for $48 million.  As a result of this transaction, we recorded a loss of $5 million that was reflected in our fourth quarter 2015 results.    This divestiture represents the culmination of a multi-year strategy to decrease our exposure to the direct volatility of drilling activity and lower margins as compared to our other product lines.  For the year ended 2015, sales of U.S. OCTG totaled $305 million, or 7% of our total sales. Net of reserves, including LIFO and an adjustment to write the inventory down to its net realizable value, the carrying value of U.S. OCTG inventories as of December 31, 2015 was $50 million.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain circumstances. At September 30, 2016, total backlog was $659 million, including $411 million in our U.S. segment, $29 million in our Canada  segment and $219 million in our International segment.  Our backlog at December 31, 2015 was $542 million ($500 million excluding OCTG) including $347 million ($305 million excluding OCTG), $34 million and $161 million in our U.S., Canada and International segments, respectively. At September 30, 2015, total backlog was $659 million ($603 million excluding OCTG), including $461 million in our U.S. segment ($405 million excluding OCTG), $32 million in our Canada segment and $166 million in our International segment.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that a substantial majority of sales in our backlog will be realized in the next twelve months.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Average Rig Count (1):
United States	479	866	482	1,059
Canada	121	190	112	200
International	936	1,132	965	1,187
Total	1,536	2,188	1,559	2,446
Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 44.85	$ 46.49	$ 41.35	$ 50.94
Brent crude oil (per barrel)	$ 45.80	$ 50.44	$ 41.86	$ 55.31
Natural gas ($/Mcf)	$ 2.88	$ 2.76	$ 2.34	$ 2.80

Average Monthly U.S. Well Permits (3)	2,678	3,604	2,260	3,753
3:2:1 Crack Spread (4)	$ 13.61	$ 20.93	$ 15.38	$ 22.33
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The breakdown of our sales by sector for the three months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended
	September 30, 2016		September 30, 2015
Upstream	$ 224	28%	$ 379	35%
Midstream	327	41%	370	35%
Downstream	242	31%	322	30%
	$ 793	100%	$ 1,071	100%

For the three months ended September 30, 2016 and 2015, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 590	$ 866	$ (276)	(32%)
Canada	70	69	1	1%
International	133	136	(3)	(2%)
Consolidated	$ 793	$ 1,071	$ (278)	(26%)

Operating (loss) income:
U.S.	$ (4)	$ 46	$ (50)	N/M
Canada	(4)	1	(5)	N/M
International	(28)	(4)	(24)	N/M
Consolidated	(36)	43	(79)	N/M

Interest expense	(9)	(10)	1	(10%)
Other income	3	3	-	0%
Income tax (benefit) expense	(2)	20	(22)	N/M
Net (loss) income	(40)	16	(56)	N/M
Series A preferred stock dividends	6	6	-	0%
Net (loss) income attributable to common stockholders	$ (46)	$ 10	$ (56)	N/M

Gross profit	$ 88	$ 185	$ (97)	(52%)
Adjusted Gross Profit (1)	$ 103	$ 190	$ (87)	(46%)
Adjusted EBITDA (1)	$ 24	$ 51	$ (27)	(53%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 19-21 herein.

Sales.    Sales include the revenue recognized from the sale of products we distribute,  services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $793 million for the three months ended September 30, 2016 as compared to $1,071 million for the three months ended September 30, 2015.  The $278 million decrease in sales reflected a $1 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $590 million for the three months ended September 30, 2016 from $866 million for the three months ended September 30, 2015. This $276 million, or 32%, decrease reflected a $146 million decrease in the upstream sector, a $61 million decrease in the midstream  sector and a $69 million decrease in the downstream sector.  The decline in the upstream sector included a  $63 million impact from the disposition of our U.S. OCTG product line. The remaining decrease in sales in the third quarter of 2016 as compared to the same period in 2015 was caused by decreased customer spending for both maintenance, repair and operations (“MRO”) and projects, driven by the sustained low oil and natural gas prices and the resulting decline in rig count.

Canada Segment—Our Canada sales increased to $70 million for the three months ended September 30, 2016 from $69 million for the three months ended September 30, 2015.  This $1 million, or 1%, increase reflected an $18 million increase in the midstream business offset by declines in the upstream business due to a decrease in customer spending.

International Segment—Our International sales decreased slightly to $133 million for the three months ended September 30, 2016 from $136 million for the same period in 2015.   The $3 million, or 2%, decrease included an impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $1 million, or 33%, of the total decline.

Gross Profit.    Our gross profit was $88 million  (11.1% of sales) for the three months ended September 30, 2016 as compared to $185 million  (17.3% of sales) for the three months ended September 30, 2015.  The $97 million decrease was primarily attributable to the reduction in sales volumes.  In addition, third quarter 2016 gross profit was negatively impacted by $45 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their net realizable value.  Gross profit for the three months ended September 30, 2016 benefited modestly from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $3 million and $15 million in the third quarters of 2016 and 2015, respectively.  Excluding the impact of LIFO and the inventory-related charges, gross profit percentage improved 50 basis points as a result of sales mix changes including the elimination of our lower margin OCTG product line.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $8 million and $9 million for the three months ended September 30, 2016 and 2015, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $103 million (13.0% of sales) for the three months ended September 30, 2016 from $190 million  (17.7% of sales) for the three months ended September 30, 2015,  a decrease of $87 million. Third quarter 2016 Adjusted Gross Profit included the impact of the $45 million of inventory-related charges discussed above.  Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$ 88	11.1%	$ 185	17.3%
Depreciation and amortization	6	0.8%	5	0.4%
Amortization of intangibles	12	1.5%	15	1.4%
Decrease in LIFO reserve	(3)	(0.4%)	(15)	(1.4%)
Adjusted Gross Profit	$ 103	13.0%	$ 190	17.7%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $124 million for the three months ended September 30, 2016 as compared to $142 million for the three months ended September 30, 2015.  Severance and restructuring charges resulting from our cost reduction efforts for the three months ending September 30, 2016 totaled $3 million. No such expenses were incurred for the three months ending September 30, 2015.  Excluding these amounts, SG&A decreased $21 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Operating (Loss) Income.   Operating loss was $36 million for the three months ended September 30, 2016, as compared to $43 million of operating income for the three months ended September 30, 2015, a decrease of $79 million.

U.S. Segment—Operating loss for our U.S. segment was $4 million for the three months ended September 30, 2016 compared to operating income of $46 million for the three months ended September 30, 2015.  The decrease in operating income of $50 million was primarily driven by lower sales due to decreased customer spending partially offset by a reduction in SG&A expenses.  In addition, we recorded $16 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.    Severance costs included in operating expenses were  $1 million for the three months ended September 30, 2016.    No such expenses were incurred for the three months ending September 30, 2015.

Canada Segment—Operating loss for our Canada segment was $4 million for the three months ended September 30, 2016 as compared to operating income of $1 million for the three months ended September 30, 2015.  The decrease of $5 million reflected $5 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

International Segment—Our International segment incurred an operating loss of $28 million for the three months ended September 30, 2016 as compared to an operating loss of $4 million for the three months ended September 30, 2015.  The decrease of $24 million was the result of $24 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value primarily related to the restructuring of our Australian business and market conditions in Iraq.    Severance costs included in operating expenses were  $1 million and $0 million for the three months ended September 30, 2016 and 2015, respectively.

Interest Expense.   Our interest expense was $9 million for the three month periods ended September 30, 2016 as compared to $10 million for the three months ended September 30, 2015.  This represented a decrease of $1 million resulting from lower average debt levels.

Other Income.   Our other income was $3 million for each of the three month periods ended September 30, 2016 and 2015.

Income Tax (Benefit) Expense.   Our income tax benefit was $2 million for the three months ended September 30, 2016 as compared to income tax expense of $20 million for the three months ended September 30, 2015.  Our effective tax rates were 5% and 56% for the three months ended September 30, 2016 and 2015, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.     The decrease in the effective tax rate to 5% in the third quarter of 2016 from 11% in the second quarter of 2016 was a result of a lower expected tax rate for the full year.  The full year 2016 expected effective tax rate of 12% is lower than our customary effective tax rate as a result of forecasted pre-tax losses in all segments combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

Net (Loss) Income.   Our net loss was $40 million for the three months ended September 30, 2016 as compared to net income of  $16 million for the three months ended September 30, 2015, a decrease of $56 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $24 million  (3.0% of sales) for the three months ended September 30, 2016 as compared to $51 million (4.8% of sales) for the three months ended September 30, 2015.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses, (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA with net (loss) income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2016	2015
Net (loss) income	$ (40)	$ 16
Income tax (benefit) expense	(2)	20
Interest expense	9	10
Depreciation and amortization	6	5
Amortization of intangibles	12	15
Decrease in LIFO reserve	(3)	(15)
Inventory-related charges	40	-
Change in fair value of derivative instruments	(2)	(1)
Equity-based compensation expense	2	3
Severance and restructuring charges	3	-
Foreign currency losses	(1)	(2)
Adjusted EBITDA	$ 24	$ 51

Nine Months Ended September 30, 2016 Compared to the nine Months Ended September 30, 2015

The breakdown of our sales by sector for the nine months ended September 30, 2016 and 2015 was as follows (in millions):

	Nine Months Ended
	September 30, 2016		September 30, 2015
Upstream	$ 666	29%	$ 1,360	38%
Midstream	897	38%	1,169	33%
Downstream	759	33%	1,033	29%
	$ 2,322	100%	$ 3,562	100%

For the nine months ended September 30, 2016 and 2015, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 1,747	$ 2,794	$ (1,047)	(37%)
Canada	188	266	(78)	(29%)
International	387	502	(115)	(23%)
Consolidated	$ 2,322	$ 3,562	$ (1,240)	(35%)

Operating (loss) income:
U.S.	$ (2)	$ 147	$ (149)	N/M
Canada	(7)	9	(16)	N/M
International	(41)	(5)	(36)	N/M
Consolidated	(50)	151	(201)	N/M

Interest expense	(26)	(38)	12	(32%)
Other income (expense)	2	(6)	8	N/M
Income tax (benefit) expense	(9)	46	(55)	N/M
Net (loss) income	(65)	61	(126)	N/M
Series A preferred stock dividends	18	7	11	N/M
Net (loss) income attributable to common stockholders	$ (83)	$ 54	$ (137)	N/M

Gross profit	$ 346	$ 611	$ (265)	(43%)
Adjusted Gross Profit (1)	$ 390	$ 642	$ (252)	(39%)
Adjusted EBITDA (1)	$ 58	$ 201	$ (143)	(71%)

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-25 herein.

Sales.    Our sales were $2,322 million for the nine months ended September 30, 2016 as compared to $3,562 million for the nine months ended September 30, 2015.  The $1,240 million decrease in sales reflected a $23 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $1,747 million for the nine months ended September 30, 2016 from $2,794 million for the nine months ended September 30, 2015. This $1,047 million, or 37% decrease reflected a $568 million decrease in the upstream sector, a $284 million decrease in the midstream sector and a $195 million decrease in the downstream sector.  The decline in the upstream sector included a $226 million impact from the disposition of our U.S. OCTG product line. The remaining decrease in sales in the first nine months of 2016 as compared to the same period in 2015 was caused by decreased customer spending for both MRO and projects, driven by the sustained low oil and natural gas prices and the resulting decline in rig count.

Canada Segment—Our Canada sales decreased to $188 million for the nine months ended September 30, 2016 from $266 million for the nine months ended September 30, 2015.  This $78 million, or 29%, decrease reflected a $71 million decrease in the upstream business also due to a decrease in customer spending. Approximately $9 million, or 12%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $387 million for the nine months ended September 30, 2016 from $502 million for the same period in 2015.   The $115 million, or 23%, decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, Australia, the Netherlands, the U.K., and Singapore.  The

impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $14 million, or 12%, of the total decline.

Gross Profit.    Our gross profit was $346 million  (14.9% of sales) for the nine months ended as compared to $611 million  (17.2% of sales) for the nine months ended September 30, 2015.  The $265 million decrease was primarily attributable to the reduction in sales volumes.  In addition, gross profit for the nine months ended September 30, 2016 was negatively impacted by $45 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their realizable value. Gross profit for the nine months ended September 30, 2016 benefited modestly from lower product costs reflected in our LIFO inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $7 million and $30 million in the first nine months of 2016 and 2015, respectively.    Excluding the impact of LIFO and the inventory write-down, gross profit percentage improved 20 basis points as a result of sales mix changes including the elimination of our lower margin OCTG product line.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $23 million and $28 million for the nine months ended September 30, 2016 and 2015, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $390 million (16.8% of sales) for the nine months ended September 30, 2016 from $642 million  (18.0% of sales) for the nine months ended September 30, 2015,  a decrease of $252 million. Adjusted Gross Profit for the nine months ended September 30, 2016 included the impact of the $45 million of inventory-related charges discussed above.  Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$ 346	14.9%	$ 611	17.2%
Depreciation and amortization	16	0.7%	15	0.3%
Amortization of intangibles	35	1.5%	46	1.3%
Decrease in LIFO reserve	(7)	(0.3%)	(30)	(0.8%)
Adjusted Gross Profit	$ 390	16.8%	$ 642	18.0%

Selling, General and Administrative (“SG&A”) Expenses.   Our SG&A expenses were $396 million for the nine months ended September 30, 2016 as compared to $460 million for the nine months ended September 30, 2015.  SG&A for the first nine months of 2016 and 2015 included $12 million and $9 million, respectively, of severance and restructuring charges resulting from cost reduction efforts.  SG&A for the nine months ended September 30, 2016 also included $13 million of expense related to the implementation of a new information technology system in the international segment as compared to $6 million of expense for the same period in 2015.  The first nine months of 2016 reflected a $5 million favorable impact from foreign exchange rates compared to the first nine months of 2015.  Excluding these amounts, SG&A decreased $69 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Operating (Loss) Income.   Operating loss was $50 million for the nine months ended September 30, 2016, as compared to $151 million of operating income for the nine months ended September 30, 2015, a decrease of $201 million.

U.S. Segment—Operating loss for our U.S. segment decreased to $2 million for the nine months ended September 30, 2016 from operating income of $147 million for the nine months ended September 30, 2015.  The decrease in operating income of $149 million was primarily driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.    In addition, we recorded $16 million of inventory-related charges to reduce the carrying value of certain obsolete

and excess inventory items to their net realizable value.        Severance costs included in operating expenses were  $5 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively.

Canada Segment—Operating loss for our Canada segment was  $7 million for the nine months ended September 30, 2016 as compared to operating income of  $9 million for the nine months ended September 30, 2015.  The decrease of $16 million reflected the decline in sales offset by corresponding reductions in SG&A, as well as, $5 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.    Severance costs included in operating expenses were $1 million for the nine months ended September 30, 2016 and 2015.

International Segment—Our International segment incurred an operating loss of  $41 million for the nine months ended September 30, 2016 as compared to an operating loss of $5 million for the nine months ended September 30, 2015.  The decrease of $36 million was the result of lower sales offset by corresponding reductions in SG&A, as well as, $24 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value primarily related to the restructuring of our Australian business and market conditions in Iraq.  Severance costs included in operating expenses were  $6 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense.   Our interest expense was $26 million for the nine months ended September 30, 2016 as compared to $38 million for the nine months ended September 30, 2015.  This represented a decrease of $12 million resulting from lower average debt levels.

Other Income (Expense).   Our other income was $2 million for the nine months ended September 30, 2016 compared to expense of  $6 million for the nine months ended September 30, 2015.  The first nine months of 2015 included a $3 million write-off of debt issuance costs.  No such costs were incurred in 2016.

Income Tax (Benefit)  Expense.   Our income tax benefit was $9 million for the nine months ended September 30, 2016 as compared to income tax expense of $46 million for the nine months ended September 30, 2015.  Our effective tax rates were 12% and 43% for the nine months ended September 30, 2016 and 2015, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.  The full year 2016 expected effective tax rate of 12% is lower than our customary effective tax rate as a result of forecasted pre-tax losses in all segments combined with an increase of the relative significance of pre-tax losses in certain foreign jurisdictions where the losses have no corresponding tax benefit.

Net (Loss) Income.   Our net loss was $65 million for the nine months ended September 30, 2016 as compared to net income of $61 million for the nine months ended September 30, 2015, a decrease of $126 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $58 million  (2.5% of sales) for the nine months ended September 30, 2016 as compared to $201 million (5.6% of sales) for the nine months ended September 30, 2015.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses, (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA with net (loss) income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Net (loss) income	$ (65)	$ 61
Income tax (benefit) expense	(9)	46
Interest expense	26	38
Depreciation and amortization	16	15
Amortization of intangibles	35	46
Decrease in LIFO reserve	(7)	(30)
Inventory-related charges	40	-
Change in fair value of derivative instruments	-	1
Equity-based compensation expense	9	8
Write off of debt issuance costs	-	3
Severance and restructuring charges	12	9
Foreign currency losses	1	4
Adjusted EBITDA	$ 58	$ 201

asd

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At September 30, 2016, our total liquidity, including cash on hand, was $688 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $213 million and $69 million, respectively.  As of September 30, 2016 and December 31, 2015, $106 million and $51 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4  million facility in the Netherlands and a $4 million facility in Belgium.  As of September 30, 2016, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $515 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.  As of  September 30, 2016, we had no borrowings outstanding and $475 million of Excess Availability, as defined under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2016.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The program is scheduled to expire on December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the first nine months of 2016, we purchased 6,399,385 shares of common stock at a total cost of $88 million.  In total under this plan, we have purchased 7,215,774 shares at a total cost of $100 million.

On November 2, 2016, the company provided notice of intent to voluntarily repay $100 million of the Term Loan with available cash on hand and expects to make the voluntary repayment on November 7, 2016.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$ 230	$ 481
Investing activities	25	(27)
Financing activities	(112)	(441)
Net increase in cash and cash equivalents	$ 143	$ 13

Operating Activities

Net cash provided by operating activities was $230 million during the nine months ended September 30, 2016 compared to $481 million during the nine months ended September 30, 2015.  The decrease in cash provided by operations was primarily the result of reduced profitability combined with a reduction in the pace of working capital contraction in response to slowing sales.  Excluding cash, working capital decreased $201 million in the first nine months of 2016 compared to $386  million in the first nine months of 2015. The current year decline in working capital was impacted most significantly by $88 million and $119 million reductions in accounts receivable and inventory, respectively, caused by declining sales levels. We continue to actively manage our investment in working capital to an appropriate level given current market conditions.

Investing Activities

Net cash provided by investing activities was $25 million for the nine months ended September 30, 2016, compared to $27 million used in investing activities for the nine months ended September 30, 2015.  The $52 million increase in cash provided by investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line.  Our capital expenditures were $24 million for the nine months ended September 30, 2016 and 2015.

Financing Activities

Net cash used in financing activities was $112 million for the nine months ended September 30, 2016 compared to $441 million for the nine months ended September 30, 2015   Net repayments on our Global ABL Facility totaled $0 million in the first nine months of 2016, compared to $535 million in the first nine months of 2015.   In the first nine months of 2016, we used $88 million and $18 million to fund purchases of our common stock and dividends on our preferred stock, respectively.  In June 2015, we received $355 million of net proceeds related to the issuance of Series A Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.

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

As of September 30, 2016, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

The Company has undertaken a multi-year enterprise resource planning (“ERP”) project to migrate certain systems to SAP software.  During the second quarter of 2016, we completed the SAP implementation in our Asia Pacific-based businesses. As a part of this implementation, various controls over financial reporting for the region changed. During the third quarter of 2016, we began a similar implementation effort in our European, Nordic and Middle Eastern businesses which will be completed in 2017.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first nine months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	15	$ 13.25	-	$ 16,763,722
Aug 1 - Aug 31	1,016,977	$ 14.88	1,016,977	$ 1,635,162
Sep 1 - Sep 30	104,204	$ 15.35	104,134	$ 36,934
	1,121,196

(1) We purchased 85 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 1,121,111 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015.  The plan originally allowed for purchases of common stock up to $100 million and is scheduled to expire in December 2017. In November 2016, the Company’s board approved an increase in the plan to $125 million.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  November 4, 2016