Form 10-K
period 2016-12-31
MRC GLOBAL INC.
filed 2017-02-17
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1.370 billion as of the close of trading as reported on the New York Stock Exchange on June 30, 2016. There were 94,871,401 shares of the registrant’s common stock (excluding 552,901 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2017 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company”, “MRC Global”, “MRC”, “we”, “us”, “our”, and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor, based on sales, of pipe, valves and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) sectors. We offer more than 230,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation, measurement, instrumentation and other general and specialty products from our global network of suppliers. Through our U.S., Canadian and International segments, we serve our more than 17,000 customers through approximately 300 service locations. We are diversified by geography, the industry sectors we serve and the products we sell.

Our customers use the PVF and oilfield supplies that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sectors as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages, and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product and services offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

We have seen customer spending decline significantly beginning in late 2014 and continuing throughout all of 2015 and 2016 as a result of lower oil and natural gas prices.  In 2016, global customer spending fell by 27%, following a 21% decline in 2015, which brought spending to its lowest levels since 2009.  This marks the first time in nearly 30 years that our customers’ global spending has been down in consecutive years.  However, prominent exploration and production (“E&P”) spending surveys, which include many of our customers, forecast that 2017 spending will increase with more significant growth in 2018 and 2019.  We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Several factors have driven the long-term growth in spending, including underinvestment in North American energy infrastructure, production and capacity constraints and market expectations of future improvements in the oil, natural gas, refined products and petrochemical sectors. In the longer term, we believe carbon based energy will continue to play a critical role in supporting economic growth.  In the near term, however, customer spending will be more sensitive to global oil and natural gas prices and general economic conditions.  As such, we expect our business will continue to experience periods of volatility.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As an industrial distributor of PVF and related products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically by maintaining a focus on our managed and targeted growth accounts, enhancing our product and service offerings, extending our global platform to major PVF energy markets through acquisitions, investing in technology systems and branch infrastructure to achieve improved operational excellence and optimizing our working capital.

We believe that global preferred supplier agreements allow us to better serve our customers’ needs and provide customers with a global platform in which to procure their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we generally have a larger proportion of the customer’s spending in our product categories.  In addition, through system integration, we believe transactions with these customers can be more streamlined. We strive to add scope to these arrangements in various ways including adding geographies, product lines, inventory management and inventory logistics.

Our approach to expanding existing markets and accessing new markets is multifaceted.  We seek to expand our geographic footprint, pursue strategic acquisitions and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high quality products they need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our market share with both new and existing customers.

We continually broaden our product offering and supplier base.  Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals and other industrial supply products. We remain focused on higher margin products such as valves, valve automation, measurement and instrumentation, as well as, high alloy products.

We also target growth with our midsized customers and diversification of our upstream and midstream customer bases. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Our acquisition strategy is focused on those businesses that will broaden our international geographic footprint, in certain energy intensive regions, or those that expand our product offerings, particularly in valves, valve automation, instrumentation, stainless and alloy or within a particular sector, such as downstream. We also consider “bolt-on” acquisitions that supplement our existing offerings.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence.  Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve.

Operations

Our business is segregated into four geographical operating segments, our U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canadian, and International operations. These segments represent our business of providing PVF and related products and services to the energy industry, across each of the upstream, midstream and downstream sectors. For reporting purposes, our U.S. operating segments are aggregated based on their economic similarities.  Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our U.S. reportable segment represented approximately 76% of our consolidated revenue in 2016. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas producing regions. Our network is comprised of 107 branch locations, 9 distribution centers, 14 valve automation service centers and 38 third-party pipe yards.

Our Canadian segment represented approximately 8% of our consolidated revenue in 2016. Our distribution operations extend throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have 27 branch locations, one distribution center, one valve automation service center and 13 third-party pipe yards.

Our International segment represented approximately 16% of our consolidated revenue in 2016. This segment includes 56 branch locations located throughout Europe, Asia, Australasia and the Middle East with six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We also maintain 12 valve automation service centers in Europe, Asia and Australia.

Safety.  In our business, safety is of paramount importance to us and to our customers.  Injuries and loss of life can have a terrible impact on our employees and the employees of our customers and our and their respective suppliers, contractors and business invitees at the work site as well as any of their families.  In addition, unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient.  We are also subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration, the U.S. Environmental Protection Agency and the Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us.  Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business.  For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm.  Our operations, therefore, focus every day on the safety of our employees and those with whom we do business.  Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Products:  We distribute a complete line of PVF products, primarily used in specialized applications in the energy infrastructure sector. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•Valves, Automation, Measurement and Instrumentation. Product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products.

•Carbon Steel Fittings and Flanges. Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. These products are used across all the industries in which we operate.

•Stainless Steel and Alloy Fittings, Flanges and Pipe. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Alloy products are principally used in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

•

Gas Products. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers.

•Line Pipe. Carbon line pipe is typically used in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and natural gas liquids (“NGL”).

•Other. Other includes oilfield supplies and other industrial products such as mill and safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators used in our upstream sector.

Services: We provide many of our customers with a comprehensive array of services including multiple deliveries each day, zone store management, valve tagging and significant system interfaces that directly tie the customer into our proprietary information systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, streamlining the ordering process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain and we are able to market a “total transaction value” solution rather than individual products.

We continue to invest in and expand our comprehensive information systems. In 2017, we will complete the transition of our International business to a single ERP platform.  These systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, including our MRCGO electronic catalog, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

As major integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing and managing PVF and other related products, and we also often have MRC Global employees on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

Suppliers: We source the products we distribute from a global network of suppliers in over 40 countries. We have over 100 dedicated supply chain management employees that handle purchasing.  Our suppliers benefit from access to our large, diversified customer base and, by consolidating customer orders allowing for manufacturing efficiencies, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2016 approximated 37% of our total purchases, with our single largest supplier constituting approximately 6%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 22 countries and direct sales into over 100 countries around the world. We have approximately 2,300 operations personnel around the world.  Our broad inventory offering and distribution network allows us to serve large global customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth of inventory, responsive service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model applies a two-pronged approach to address both regional and national markets. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply, valves, valve automation, corrosion resistant products, measurement equipment and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our over 400 account managers and outside sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of over 800 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

Customers: Our principal customers are companies active in the upstream, midstream and downstream sectors of the energy industry. Due to the demanding operating conditions in the energy industry, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost to them of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality,  reliable products and value-added services and solutions.

We have a diverse customer base of over 17,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2016, our 25 largest customers represented approximately 52% of our total sales, with our single largest customer constituting approximately 8%. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2016*	2015*	2014*
U.S.	$ 472	$ 305	$ 610
Canada	36	34	66
International	241	161	260
	$ 749	$ 500	$ 936

*Amounts excluded U.S. OCTG backlog of $0 million, $42 million, and $157 million for 2016, 2015, and 2014, respectively.  We disposed of our U.S. OCTG product line in February 2016.

Approximately 28% of our December 31, 2016 ending backlog was associated with one customer in our U.S. segment as the result of a significant ongoing customer project.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2017.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include large PVF distributors, such as DistributionNOW, Ferguson Enterprises (a subsidiary of Wolseley, plc), Van Leeuwen, FloWorks, Lockwood International, several regional or product-specific competitors and many local, family-owned and privately held PVF distributors.

 Employees: We have approximately  3,500 employees of which 252 employees belong to a union and are covered by collective bargaining agreements. We also have 16 employees in Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenue by geography, see “Note 14—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2016.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•	the discharge of pollutants or hazardous substances into the air, soil or water,
•	the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes,
•	the responsibility to investigate, remediate, monitor and clean up contamination and
•	occupational health and safety.

Historically, the costs to comply with environmental laws have not been material to our financial position, results of operations or cash flows. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial position or results of operations or cash flows. However, our failure to comply with applicable environmental laws could result in fines, penalties, enforcement actions, employee, neighbor or other third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain environmental laws, such as the U.S. federal superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal.  These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal superfund law or its state or foreign equivalents, we have identified contamination at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, the United States was one of 175 countries to ratify the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions.  Certain states and regions have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for the products we distribute and, consequently, our business.

In addition, the U.S. Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources.  Pursuant to the terms of a settlement agreement, the EPA in October 2015 published final greenhouse gas emissions standards, known as New Source Performance Standards, for new power plants, which state and industry petitioners challenged in the DC Circuit Court of Appeals, which will hear oral argument in April 2017. In a separate rulemaking, the EPA also published final emission guidelines for existing power plants in October 2015 (commonly known as the “Clean Power Plan”), implementation of which the U.S. Supreme Court stayed pending disposition of a challenge to those rules in the DC Circuit, which will hear oral argument in September 2017.  In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source.  This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers.

The greenhouse gas settlement agreement also calls for standards for greenhouse gas emissions from oil refineries; however the EPA has not proposed any standards to date.  The EPA did, however, promulgate standards for greenhouse gas emissions from methane, and volatile organic compound emissions from oil and natural gas well sites and facilities in June 2016, which state and industry petitioners have also challenged.

In addition, federal, state, local, foreign and provincial governments have adopted, or are considering the adoption of, environmental laws that could impose more stringent permitting; disclosure; wastewater and other waste disposal; greenhouse gas, ethane or volatile organic compound control, leak detection and repair requirements;  and well construction and testing requirements on our customers’ hydraulic fracturing.

Environmental laws applicable to our business and the business of our customers, including environmental laws regulating the energy industry, and the interpretation or enforcement of these environmental laws, are constantly evolving; it is impossible to predict accurately the effect that changes in these environmental laws, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on our business, financial position, results of operations or cash flows.

In January 2017, a new U.S. President took office and new U.S. Congress was seated.  Until specific environmental laws are enacted, executive actions are taken or federal regulatory action is taken, it is unclear what impact the policies of the new President and Congress will have on the foregoing environmental regulation at the federal level and what actions state governments and environmental agencies may take.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2016 and 2015 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

As evidenced by the decline of oil prices from late 2014 through 2016, prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

Many factors affect the supply of and demand for energy and, therefore, influence oil and natural gas prices, including:

•the level of domestic and worldwide oil and natural gas production and inventories;

•the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns;

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

In the future, we may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies, increases in the cost of raw materials, transportation, changes in exchange rates or the imposition of import taxes or tariff on imported products. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. For example, we may be unable to pass increased supply costs on to our customers because significant amounts of our sales are derived from stocking program arrangements, contracts and maintenance and repair arrangements, which provide our customers time limited price protection, which may obligate us to sell products at a set price for a specific period. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products or services from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, including steel, nickel and molybdenum, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 37% of our total purchases during the year ended December 31, 2016 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 52% of our sales for the year ended December 31, 2016. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.  In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

We have now and will likely continue to have indebtedness. As of December 31, 2016, we had total debt outstanding of $414 million and excess availability of $425 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2016 was $35 million.

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

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices if they perceive our indebtedness to be high. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

If tariffs and duties on imports into the U.S. of certain of the products that we sell are lifted or imposed, we could have too many of these products in inventory competing against less expensive imports or conversely pay higher prices for products that we sell.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and, to a lesser extent, on imports of certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increase, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.  Conversely, if tariffs and duties are imposed on imports from certain foreign countries of products that we sell, we could be required to pay higher prices for our products.  Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on additional cost increases to our customers, and we may be unsuccessful in doing so.

We are subject to strict environmental, health and safety laws and regulations that may lead to significant liabilities and negatively impact the demand for our products.

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•	the discharge of pollutants or hazardous substances into the air, soil or water,
•	the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes,
•	the responsibility to investigate, remediate, monitor and clean up contamination and
•	occupational health and safety.

Our failure to comply with applicable environmental laws could result in fines, penalties, enforcement actions, employee, neighbor or other third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain environmental laws, such as the U.S. federal superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal.  These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal superfund law or its state or foreign equivalents, we have identified contamination at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.  Although our responsibility for the clean-up of contamination or pollution to date has not been material, were there to be a significant release of contamination or pollution related to our operations, our obligation to clean up that contamination or pollution could have a material adverse effect on our business, financial position, results of operations or cash flows.

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels.  It is not possible to predict how new environmental laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for the products we distribute and, consequently, our business.

In addition, federal, state, local, foreign and provincial governments have adopted, or are considering the adoption of, environmental laws that could impose more stringent permitting; disclosure; wastewater and other waste disposal; greenhouse gas, ethane or volatile organic compound control, leak detection and repair requirements;  and well construction and testing requirements on our customers’ hydraulic fracturing.

Environmental laws applicable to our business and the business of our customers, including environmental laws regulating the energy industry, and the interpretation or enforcement of these environmental laws, are constantly evolving; it is impossible to predict accurately the effect that changes in these environmental laws, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental laws, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Our customers use certain of the products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will cover or be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including but not limited to liability for certain events involving pollution or other environmental claims).  Our insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices.

We are a defendant in asbestos-related lawsuits. Exposure to these and any future lawsuits could have a material adverse effect on us.

We are a defendant in lawsuits involving approximately 1,130 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenue.

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

Certain areas in which we operate are susceptible to severe weather events, such as hurricanes, tornadoes, and floods and to natural disasters such as earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our branches and require us to close branches. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

As of December 31, 2016, we had $893 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

Additionally, under U.S. generally accepted accounting principles, goodwill and certain other indefinite-lived intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs that OFAC administers, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

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

Changes in U.S. generally accepted accounting principles could materially impact our results of operations.

The SEC continues to review the possibility of convergence of certain U.S. accounting standards with certain international accounting standards (such as International Financial Reporting Standards (“IFRS”)) on a case by case basis. The associated changes in regulatory accounting may negatively impact the way we record revenue, expenses, assets and liabilities. Currently, under IFRS, the last in, first out (“LIFO”) method of valuing inventory is not permitted.  If we were required to discontinue valuing our inventory under the LIFO method at December 31, 2016, we would have been required to make tax payments approximating $77 million over the subsequent four years.

Changes in U.S., foreign, state, provincial and local tax laws could materially impact our results of operations.

Changes in tax laws and tax rates impact us.  For example, in January 2017, a new U.S. President took office and new U.S. Congress was seated.  They have publicly discussed certain proposals to significantly change the U.S. tax system.  Until specific changes in tax laws are enacted, it is unclear what impact the policies of the new President and Congress will have on the Company’s financial results.  For instance, the Company currently utilizes the LIFO method of valuing inventory.  Changes in the treatment of LIFO under tax laws could impact the tax treatment of LIFO.   If we were required to discontinue valuing our inventory under the LIFO method at December 31, 2016, we would have been required to make tax payments approximating $77 million over the subsequent four years. Changes that could have a significant cost to us include changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities.

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

We have operations in the U.S. and in 21 countries; expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations, and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

Election of a new U.S. president supported by a majority of the U.S. Congress from the same political party could significantly change regulatory, legal, tax, trade and foreign affairs policies, which, in turn, could adversely affect our business.

In January 2017, a new U.S. President took office and new U.S. Congress was seated.   They have publicly made statements regarding the desire to support U.S. energy producers, refocus the EPA on its core mission, focus on U.S. interests first and lessen the regulatory burden on businesses to create job growth.  They have also announced an aggressive policy agenda to change the tax system, modify the relationships between the United States and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are enacted, executive actions are taken or federal regulatory action is passed, it is unclear what impact these policies will have on our business.  Adverse impacts could include (among others) increased prices for products from non-U.S. suppliers that may or may not be passed on to our U.S. customers, tariffs that non-U.S. countries may impose on products from our U.S. suppliers in our Canadian and International segments, changes in exchange rates to take into account new tax and trade systems that could adversely impact our financial results, a change in activity in oil producing markets, with some markets with more robust activity and other markets with declining activity depending on trade agreements and tax regimes, worldwide demand for energy and the impact on oil and gas prices depending on the impact of these policies on economic conditions in various countries and the change in relationships between the U.S. and other countries and the resulting impact of retaliatory trade and security policies.  The oil and gas markets in which our customers participate are generally global.  It is unclear what impact the announced protectionist policies could have on our customers’ businesses and our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a modified hub and spoke model that is centered around our 10 distribution centers in the U.S. and Canada with more than 130 branch locations which have inventory and local employees and house 15 valve automation service centers. Our U.S. network is comprised of 107 branch locations and nine distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and our Houston, TX (Darien Street) distribution centers and lease the remaining seven distribution centers. In Canada, we have 27 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 15% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of 56 branch locations located throughout Europe, Asia, Australasia and the Middle East, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Twelve valve automation service centers are housed within our distribution centers and branch locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

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

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 17, 2017 are listed below.

Andrew R. Lane, age 57, has served as our president and chief executive officer (“CEO”) since September 2008.  He has also served as a director of MRC Global Inc. since September 2008 and was chairman of the board from December 2009 to April 2016. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (“A.M.P.”) at Harvard Business School in 2000.

James E. Braun, age 57, has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun was chief financial officer of Baker Oil Tools, one of the largest divisions of Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. From 1998 until 2002, he was vice president, finance and administration of Baker Petrolite, the oilfield specialty chemical business division of Baker Hughes.  Previously, he served as vice president and controller of Baker Hughes.  Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 54, has served as our executive vice president –  corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Steinar Aasland, age 50, is our senior vice president of international operations since August 2015.  Prior to that role, he served as our senior vice president – Europe since April 2014.  Before that, he was the CEO of Stream AS, which was acquired by MRC Global in 2014, and was responsible for all business activities of its three subsidiaries, Teamtrade, Solberg & Andersen and Energy Piping.  Mr. Aasland has more than 20 years of executive management experience in the PVF industry.  Mr. Aasland currently serves as the Chairman of the Board for the Stavanger Chamber of Commerce.  He is a mechanical engineer and holds a masters degree in strategy and management from BI Norwegian Business School.

Grant Bates, age 45,  is our senior vice president of operational excellence and chief information officer since April 2016. In this role, he is responsible for our global quality, safety, health and environment (QHSE) and our transportation, warehouse operations, business processes and customer implementation teams and information systems.    Mr. Bates previously led our Canada region since March 2014 and served as regional vice president of the Australasian region since March 2012. Mr. Bates joined MRC Global in March 2012 through the acquisition of OneSteel Piping Systems. Prior to the acquisition, Mr. Bates served as the National Manager of OneSteel Piping Systems. He has more than a decade of experience in manufacturing and distribution in a variety of management roles, including several years as a business analyst and consulting engineer. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a master of business administration from Deakin University.

John L. Bowhay, age 51, is our senior vice president – supply chain management, valve and technical product sales since August 2015.  He previously served as senior vice president of Asia Pacific and Middle East operations since August 2014.  Before that, Mr. Bowhay served as vice president of European operations since August 2013.  Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K.  He brings more than 31 years of industry experience and valve expertise to the MRC Global team.  Mr. Bowhay attended the London Business School.

G. Tod Moss, age 55, is our senior vice president of U.S. Western Region and Canada operations since April 2016. Since 2001, Mr. Moss has held multiple operational leadership positions at our Company. He has been involved in opening and expanding many of our service locations in the Rockies, Alaska and North Dakota, as well as our Cheyenne, Tulsa, Odessa and Bakersfield regional distribution centers. Prior to these roles, Mr. Moss was the branch manager in Salt Lake City, Utah from 1993 – 2001, and served as assistant product manager of tubular products from 1991-1993. His early career included various field positions including inside sales, outside sales and responsibility for coordinating the line pipe sales and inventory level in the Western U.S.  Mr. Moss began with Vinson Supply in 1984, which was later acquired by Red Man Pipe & Supply. Over the course of his career, he has been involved in integrating the key acquisitions of Wesco Equipment, Dresser Oil Tools and Chaparral Supply. Mr. Moss attended the University of Utah.

Robert W. Stein,  age 58, is our senior vice president of business development since April 2016. He previously led our downstream and integrated supply teams. Prior to that, Mr. Stein led our U.S. Southwestern region operations. He has been part of MRC Global since 1984 and has served in a variety of roles including regional and branch management, downstream business development, project services and integrated supply. Mr. Stein received a B.B.A. in business management from Sam Houston State University.

Karl W. Witt, age, 56, is our senior vice president of U.S. Eastern Region and Gulf Coast operations since April 2016. Prior to that, he served in a variety of roles including seven years as regional vice president of the Eastern region and seven years as regional vice president of the Midwest sub-region as well as warehouse manager, outside sales representative, branch manager and vice president of operations with Joliet Valves, which was acquired by McJunkin Red Man Corporation in 2001. Mr. Witt attended South Suburban College in Chicago.

Elton Bond, age 41, has served as our senior vice president and chief accounting officer since May 2011.  From September 2009 to May 2011, he served as senior vice president and treasurer.  Prior to that, he served as vice president of finance and compliance since December 2008. Before that, Mr. Bond was the director of finance and compliance since January 2007.  He started his career with MRC Global as the acquisition development manager in April 2006.  Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997.  He is a member of the American Institute of Certified Public Accountants and a member of the West Virginia Society of CPAs.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MRC Global Inc. common stock is listed on the New York Stock Exchange (“NYSE’) under the symbol “MRC”. The following table illustrates the high and low sales prices as reported by the NYSE for the two most recent years by quarter:

2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price

High	$ 15.14	$ 15.34	$ 16.50	$ 22.52

Low	$ 8.50	$ 12.65	$ 11.50	$ 13.68

2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$ 15.36	$ 17.62	$ 15.80	$ 15.49

Low	$ 10.20	$ 11.85	$ 10.45	$ 10.73

As of February 10, 2017, there were 311 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends on common stock during 2016 or 2015 and currently has no intention to declare any dividends.

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

Issuer Purchases of Securities

A summary of our purchases of MRC Global Inc. common stock during the fourth quarter of fiscal year 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	320	$ 14.82	-	$ 25,036,934
November 1 - November 30	388,788	$ 15.43	388,788	$ 19,037,882
December 1 - December 31	73,199	$ 18.65	73,018	$ 17,676,498
	462,307

(1) We purchased 501 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 461,806 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015. The plan originally allowed for purchases of common stock up to $100 million and is scheduled to expire in December 2017.  In November 2016, the Company's board approved an increase in the plan to $125 million.

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

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Statement of Operations Data:
Sales	$ 3,041	$ 4,529	$ 5,933	$ 5,231	$ 5,571
Cost of sales	2,573	3,743	4,915	4,276	4,557
Gross profit	468	786	1,018	955	1,014
Selling, general and administrative expenses	524	606	716	643	607
Goodwill and intangible asset impairment	-	462	-	-	-
Operating (loss) income	(56)	(282)	302	312	407
Other (expenses) income:
Interest expense	(35)	(48)	(62)	(61)	(112)
Loss on early extinguishment of debt	-	-	-	-	(114)
Other, net	-	(12)	(14)	(14)	1
(Loss) income before income taxes	(91)	(342)	226	237	182
Income tax (benefit) expense	(8)	(11)	82	85	64
Net (loss) income	(83)	(331)	144	152	118
Series A preferred stock dividends	24	13	-	-	-
Net (loss) income attributable to common stockholders	$ (107)	$ (344)	$ 144	$ 152	$ 118
Earnings per share amounts:
Basic	$ (1.10)	$ (3.38)	$ 1.41	$ 1.50	$ 1.22
Diluted	$ (1.10)	$ (3.38)	$ 1.40	$ 1.48	$ 1.22
Weighted-average shares, basic	97.3	102.1	102.0	101.7	96.5
Weighted-average shares, diluted	97.3	102.1	102.8	102.5	96.9
Dividends (common)	$ -	$ -	$ -	$ -	$ -

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash	$ 109	$ 69	$ 25	$ 25	$ 37
Working capital (1)	684	960	1,504	1,084	1,200
Total assets	2,164	2,497	3,869	3,327	3,358
Long-term debt (2)	414	519	1,447	978	1,245
Redeemable preferred stock	355	355	-	-	-
Stockholders' equity	763	956	1,397	1,338	1,186

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data:
Net cash flow:
Operating activities	$ 253	$ 690	$ (106)	$ 324	$ 240
Investing activities	16	(41)	(362)	(69)	(183)
Financing activities	(226)	(599)	467	(265)	(60)

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

•the impact of U.S. government policies.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canada and International operations. We serve our customers from approximately 300 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of over 12,000 suppliers to our more than 17,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. We have seen customer spending fall off significantly beginning in late 2014 and continuing through 2016 as a result of lower oil and natural gas prices.  Long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

•Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute over 90% of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions and maintenance to pipeline mileage, refinery utilization and petrochemical processing activity.

•Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy sector and other factors. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for the products we distribute to materially change.

•Manufacturer and Distributor Inventory Levels of PVF and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.

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

Recent Trends and Outlook

During 2016, the average oil price of West Texas Intermediate (“WTI”) decreased to $43.29 per barrel compared to $48.66 per barrel in 2015.  Natural gas prices decreased to an average price of  $2.52/Mcf (Henry Hub) for 2016 compared to $2.62/Mcf (Henry Hub) for 2015.  North American drilling rig activity decreased 45% in 2016 compared to 2015.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale oil, at a pace exceeding demand growth.  This increase combined with a hesitance on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production triggered a dramatic decline in oil prices that began in late 2014, continued throughout 2015, and persists today, but supply and demand is expected to tighten with production cuts announced by OPEC in November 2016.  This low price environment has, in turn, resulted in a dramatic decline in exploration and production (“E&P”) capital spending by our customers, which directly impacts our business.  In 2016, customer spending fell by 27%, following a 21% decline in 2015, which brought spending to its lowest levels since 2009.  This marks the first time in nearly 30 years that global spending has been down in consecutive years.  However, we are encouraged by recent improvements in oil prices and drilling activity and expect 2017 revenue to be higher than 2016.  Prominent exploration and production (“E&P”) spending surveys, which include many of our customers, indicate that 2017 spending will increase with more significant growth in 2018 and 2019.  We expect our business to follow the same trend.

In January 2017, a new U.S. President took office and new U.S. Congress was seated.   They have publicly made statements regarding the desire to support United States energy producers, refocus the EPA on its core mission, focus on United States interests first and lessen the regulatory burden on businesses to create job growth.  They have also announced an aggressive policy agenda to change the tax system, modify the relationships between the United States and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business.  While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, our U.S. business activity and increase the sales of product from our U.S. suppliers, it is not clear that all impacts would be positive.  However, in the absence of specifics and given the government’s generally supportive stance for the oil and gas industry, and based on

E&P spending surveys and our customers’ current outlook for oil and gas supply and demand, we expect our business to increase in 2017 with continued growth through 2018 and 2019.

We have taken steps in 2016 to reduce our operating costs.  We have maintained our hiring and salary freezes, which were implemented in 2015, and eliminated an additional 600 full-time positions and closed 30 branches in 2016. As a result of these actions, we recorded pre-tax severance and restructuring charges of $20 million in 2016.  We have reduced our headcount by approximately 1,500 or 30%, and our number of branch locations by 74, or 31%, since June 2014.  In addition to these efforts to address costs, we continuously manage our investment in working capital to an appropriate level based on current and forecasted sales volumes.

In the third quarter of 2016, we incurred non-cash inventory-related charges totaling $45 million necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our current market outlook for those products.  This amount included $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  Reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

In August 2016, we announced a plan to restructure and downsize our Australian operations in response to the continued downturn in the oil and gas and mining industries in the region.  As a result of this plan, we incurred $17 million of charges, including $10 million of inventory-related charges, $4 million of lease termination and property costs,  $2 million of employee severance and $1 million of other relocation costs.  These charges included $7 million of cash costs.  The restructuring plan was substantially completed during the fourth quarter of 2016. Elsewhere in our International segment, the United Kingdom’s decision to exit the European Union (“Brexit”) has created uncertainty around European currencies, along with uncertain effects of future trade and other cross border activities of the U.K. with the European Union and other countries.  We expect a minimal impact on our business, and our regional distribution centers in both Bradford, U.K. and Rotterdam, Netherlands position us well to serve our customers in the U.K. and the European Union.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2016*	2015*	2014*
U.S.	$ 472	$ 305	$ 610
Canada	36	34	66
International	241	161	260
	$ 749	$ 500	$ 936

*Amounts excluded U.S. OCTG backlog of $0 million, $42 million, and $157 million for 2016, 2015, and 2014, respectively.  We disposed of our U.S. OCTG product line in February 2016.

Approximately 28% of our December 31, 2016 ending backlog was associated with one customer in our U.S. segment as the result of a significant ongoing customer project.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2017.

The following table shows key industry indicators for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Average Rig Count (1):
United States	509	978	1,862
Canada	130	192	379
Total North America	639	1,170	2,241
International	955	1,167	1,337
Total Worldwide	1,594	2,337	3,578

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 43.29	$ 48.66	$ 93.17
Brent crude oil (per barrel)	$ 43.67	$ 52.32	$ 98.97
Natural gas ($/Mcf)	$ 2.52	$ 2.62	$ 4.37

Average Monthly U.S. Well Permits (3)	2,360	3,783	6,348
3:2:1 Crack Spread (4)	$ 15.07	$ 20.12	$ 19.04
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

The breakdown of our sales by sector for the years ended December 31, 2016, 2015 and 2014 was as follows (in millions):

	Year Ended December 31,
	2016		2015		2014

Upstream	$ 884	29%	$ 1,729	38%	$ 2,806	47%
Midstream	1,165	38%	1,485	33%	1,655	28%
Downstream	992	33%	1,315	29%	1,472	25%
	$ 3,041	100%	$ 4,529	100%	$ 5,933	100%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales:
U.S.	$ 2,297	$ 3,572	$ (1,275)	(36%)
Canada	243	333	(90)	(27%)
International	501	624	(123)	(20%)
Consolidated	$ 3,041	$ 4,529	$ (1,488)	(33%)

Operating income (loss):
U.S.	$ 6	$ (47)	$ 53	(113%)
Canada	(5)	9	(14)	(156%)
International	(57)	(244)	187	(77%)
Consolidated	(56)	(282)	226	(80%)

Interest expense	(35)	(48)	13	(27%)
Other expense	-	(12)	12	(100%)
Income tax benefit	8	11	(3)	(27%)
Net loss	(83)	(331)	248	(75%)
Series A preferred stock dividends	24	13	11	85%
Net loss attributable to common stockholders	$ (107)	$ (344)	$ 237	(69%)

Gross Profit	$ 468	$ 786	$ (318)	(40%)
Adjusted Gross Profit (1)	$ 523	$ 814	$ (291)	(36%)
Adjusted EBITDA (1)	$ 75	$ 235	$ (160)	(68%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 32-34 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $3,041 million for the year ended December 31, 2016 as compared to $4,529 million for the year ended December 31, 2015.  The $1,488 million decrease reflected a $24 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased  $1,275 million to $2,297 million for 2016 from $3,572 for 2015. This 36% decrease reflected a $698 million decrease in the upstream sector, a $329 million decrease in the midstream sector and a $248 million decrease in the downstream sector.  The decline in the upstream sector included a $287 million impact from the disposition of our U.S. OCTG product line. The remaining decrease in sales 2016 as compared 2015 was caused by decreased customer spending for both maintenance, repair and operations (“MRO”) and projects, driven by the sustained low oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased $90 million to $243 million for 2016 from $333 million for 2015.  This 27% decrease reflected a $79 million decrease in the upstream business also due to a decrease in customer spending. Approximately $10 million, or 11%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased  $123 million to $501 million for 2016 from $624 million for 2015.  This $123 million, or 20%, decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, Australia, the Netherlands, the U.K., and Singapore.  The impact of the decline in the foreign currencies in areas where we operate outside of the U.S. dollar accounted for $14 million, or 11%, of the total decline.

Gross Profit. Our gross profit was $468 million (15.4% of sales) for the year ended December 31, 2016 as compared to $786 million (17.4% of sales) for the year ended December 31, 2015.  The $318 million decrease was primarily attributable to the reduction in sales volumes.  In addition, gross profit for 2016 was negatively impacted by $45 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value. Gross profit for 2016 benefited modestly from lower product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction of cost of sales of $14 million and $53 million in 2016 and 2015, respectively.  Excluding the impact of LIFO and the inventory-related charges, gross profit percentage improved 20 basis points as a result of sales mix changes including the elimination of our lower margin OCTG product line.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $30 million and $37 million for the years ended December 31, 2016 and 2015.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $523 million (17.2% of sales) for 2016 from $814 million (18.0% of sales) for 2015,  a decrease of $291 million. Adjusted Gross Profit for 2016 included the impact of the $45 million of inventory-related charges discussed above.  Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with our gross profit, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$ 468	15.4%	$ 786	17.4%
Depreciation and amortization	22	0.7%	21	0.5%
Amortization of intangibles	47	1.6%	60	1.3%
Decrease in LIFO reserve	(14)	(0.5%)	(53)	(1.2%)
Adjusted Gross Profit	$ 523	17.2%	$ 814	18.0%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $524 million (17.2% of sales) for the year ended December 31, 2016 as compared to $606 million (13.4% of sales) for the year ended December 31, 2015.  SG&A for 2016 and 2015 included $20 million and $14 million, respectively, of severance and restructuring charges resulting from cost reduction efforts. SG&A for 2016 also included $15 million of expense related to the implementation of a new information technology system in the international segment as compared to $9 million of expense in 2015.  The full year 2016 reflected a $6 million favorable impact from foreign exchange rates compared to the full year of 2015.  Excluding these amounts, SG&A decreased $88 million which was attributable to volume-related declines and the cost reduction efforts we have made.

Goodwill and Intangibles Asset Impairment.    In December 2015, because of the continued decline in commodity prices and activity levels, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim goodwill impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292 million comprised of $109 million in our U.S. reporting unit and $183 million in our International reporting unit.  No such charges were incurred in 2016.

As a result of these same factors, we performed impairment tests of other intangible assets as well and incurred impairment charges of $128 million related to our indefinite-lived trade name within our U.S. segment and $42 million related to the customer base intangible assets within our International segment.    No such charges were incurred in 2016.

Operating Loss. Operating loss was $56 million for the year ended December 31, 2016, as compared $282 million for the year ended December 31, 2015,  an improvement of $226 million.

U.S. Segment—Our U.S. segment had operating income of $6 million for 2016 as compared to an operating loss of $47 million for 2015.  Excluding the $237 million of goodwill and intangible asset impairments in 2015, the decline of $184 million was primarily driven by lower revenue due to decreased customer spending offset by a reduction in SG&A expenses.  In addition, severance and restructuring expenses and inventory-related charges negatively impacted operating income by $22 million and $6 million for the years ended December 31, 2016 and 2015, respectively.

Canadian Segment—Our Canadian segment incurred an operating loss of  $5 million for 2016 as compared to operating income of  $9 million for 2015. The decrease of $14 million reflected the decline in sales offset by corresponding reductions in SG&A.  Severance and restructuring expenses and inventory-related charges negatively impacted operating income by $6 million and $1 million for the years ended December 31, 2016 and 2015, respectively.

International Segment—Our International segment incurred an operating loss of $57 million for 2016 as compared to an operating loss of $244 million in 2015.  Excluding the $225 million of goodwill and intangibles impairment charges in 2015, the $38 million decrease was a result of lower sales offset by corresponding reductions in SG&A. Severance and restructuring expenses and inventory-related charges negatively impacted operating income by $37 million and $7 million for the years ended December 31, 2016 and 2015, respectively.

Interest Expense. Our interest expense was $35 million for the year ended December 31, 2016 as compared to $48 million for the year ended December 31, 2015.  The decrease can be attributed to lower average debt levels in 2016.

Other Expense. Our other expense decreased to $0 million for the year ended December 31, 2016 from $12 million for the year ended December 31, 2015.  In 2015, other expense included $5 million of expense related to the disposition of our U.S. OCTG product line, a $3 million write off of debt issuance costs, foreign currency losses of $3 million, and a $3 million charge related to a litigation matter.  In 2016, we had no such charges.

Income Tax Benefit. Our income tax benefit was $8 million for the year ended December 31, 2016, as compared to benefit of  $11 million for the year ended December 31, 2015. Our effective tax rates were 9% and 3% for the years ended December 31, 2016 and 2015,  respectively. These rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.   The 2016 effective tax rate of 9% was lower than our customary effective tax rate as a result of the mix of pre-tax losses in all segments, including an increase in the relative significance of pre-tax losses in foreign jurisdictions where the losses have no corresponding tax benefit.  The 2015 effective tax rate of 3% was lower than our customary effective tax rate primarily due to the a non-tax deductible impairment charge combined with tax expense related to provisions for valuation allowances and the mix of income and losses in the various jurisdictions in which we operate.

Net Loss. Our net loss was $83 million for the year ended December 31, 2016 as compared to $331 million for the year ended December 31, 2015, an improvement of $248 million.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $75 million for the year ended December 31, 2016, as compared to $235 million for the year ended December 31, 2015. Our Adjusted EBITDA decreased  $160 million over that period primarily as a result of the factors noted above.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with our net loss, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2016	2015
Net loss	$ (83)	$ (331)
Income tax benefit	(8)	(11)
Interest expense	35	48
Depreciation and amortization	22	21
Amortization of intangibles	47	60
Decrease in LIFO reserve	(14)	(53)
Inventory-related charges	40	-
Goodwill and intangible asset impairment	-	462
Equity-based compensation expense	12	10
Severance and restructuring charges	20	14
Loss on disposition of non-core product lines	-	5
Foreign currency losses	4	3
Write off of debt issuance costs	1	3
Litigation matter	-	3
Change in fair value of derivative instruments	(1)	1
Adjusted EBITDA	$ 75	$ 235

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Sales:
U.S.	$ 3,572	$ 4,427	$ (855)	(19%)
Canada	333	633	(300)	(47%)
International	624	873	(249)	(29%)
Consolidated	$ 4,529	$ 5,933	$ (1,404)	(24%)

Operating (loss) income:
U.S.	$ (47)	$ 266	$ (313)	(118%)
Canada	9	28	(19)	(68%)
International	(244)	8	(252)	N/M
Consolidated	(282)	302	(584)	(193%)

Interest expense	(48)	(62)	14	(23%)
Other expense	(12)	(14)	2	(14%)
Income tax benefit (expense)	11	(82)	93	(113%)
Net (loss) income	(331)	144	(475)	N/M
Series A preferred stock dividends	13	-	13	N/M
Net (loss) income attributable to common stockholders	$ (344)	$ 144	$ (488)	N/M

Gross Profit	$ 786	$ 1,018	$ (232)	(23%)
Adjusted Gross Profit (1)	$ 814	$ 1,120	$ (306)	(27%)
Adjusted EBITDA (1)	$ 235	$ 424	$ (189)	(45%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 36-38 herein.

Sales. Our sales were $4,529 million for the year ended December 31, 2015 as compared to $5,933 million for the year ended December 31, 2014. The $1,404 million decrease reflected a $162 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased $855 million to $3,572 million for 2015 from $4,427 million for 2014. This 19% decrease reflected a $659 million, or 36%, decrease in the upstream sector, a $167 million, or 10%, decrease in the midstream sector and a modest decline in the downstream sector.  The decline in all sectors reflects the decrease in customer spending related to the decline in oil and natural gas prices and the resulting decline in rig count.

Canadian Segment—Our Canadian sales decreased $300 million to $333 million for 2015 from $633 million for 2014. This 47% decrease reflected a $276 million, or 53%, decrease in upstream business due to a decrease in customer spending.  Approximately $51 million, or 17%, of the total decline was a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased $249 million to $624 million for 2015 from $873 million for 2014. This 29% decrease reflected the combined impact of lower project activity and deferral of MRO expenditures particularly in Norway, the U.K., Australia and the Netherlands. The decrease in sales included the impact of the decline in the foreign currencies in areas where we operate compared to the U.S. dollar, which accounted for $111 million, or 45%, of the total decline.

Gross Profit. Our gross profit was $786 million (17.4% of sales) for the year ended December 31, 2015 as compared to $1,018 million (17.2% of sales) for the year ended December 31, 2014. Gross profit for 2015 benefited from lower product costs reflected in our last-in first-out (“LIFO”) inventory costing methodology.  LIFO resulted in a reduction in cost of sales of $53 million in 2015 as compared to an increase in cost of sales of $12 million in 2014.  Excluding the impact of LIFO, gross profit declined 120 basis points primarily as the result of the impact of customer pricing pressures related to the decline in oil prices and sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $37 million and $46 million for the years ended December 31, 2015 and 2014.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $814 million (18.0% of sales) for 2015 from $1,120 million (18.9% of sales) for 2014, a decrease of $306 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions they have been involved in. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with our gross profit, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2015	of Revenue	2014	of Revenue
Gross profit, as reported	$ 786	17.4%	$ 1,018	17.2%
Depreciation and amortization	21	0.5%	22	0.4%
Amortization of intangibles	60	1.3%	68	1.1%
(Decrease) increase in LIFO reserve	(53)	(1.2%)	12	0.2%
Adjusted Gross Profit	$ 814	18.0%	$ 1,120	18.9%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $606 million (13.4% of sales) for the year ended December 31, 2015 as compared to $716 million (12.1% of sales) for the year ended December 31, 2014.  Included within our 2015 SG&A expenses were $14 million of severance and restructuring charges resulting from cost reduction efforts as well as $5 million of incremental expense related to our MSD Engineering and Hypteck acquisitions.  Included within our 2014 SG&A expenses were $8 million of severance and related costs and $6 million of charges related to the cancellation of certain executive employment agreements, $3 million of which represents the accelerated recognition of equity-based compensation expense.  Excluding these amounts, SG&A decreased $115 million.  Approximately $37 million of the decrease was due to the impact of weaker foreign currencies in the countries in which we operate relative to the U.S. dollar.  The remaining decrease was attributable to volume-related declines and the cost reduction efforts we have made.

Goodwill and Intangibles Asset Impairment.    In December 2015, because of the continued decline in commodity prices and activity levels, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim goodwill impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292 million comprised of $109 million in our U.S. reporting unit and $183 million in our International reporting unit.

As a result of these same factors, we performed impairment tests of other intangible assets as well and incurred impairment charges of $128 million related to our indefinite-lived trade name within our U.S. segment and $42 million related to the customer base intangible assets within our International segment.

Operating (Loss) Income. Operating loss was $282 million for the year ended December 31, 2015, as compared to operating income of $302 million for the year ended December 31, 2014, a decrease of $584 million.

U.S. Segment—Our U.S. segment incurred an operating loss of $47 million for 2015 as compared to operating income of $266 million for 2014. Excluding the $237 million of goodwill and intangible asset impairment, the decline of $76 million was driven by lower sales due to decreased customer spending offset by a reduction in SG&A expenses.  Severance expenses negatively impacted operating income by $6 million and $7 million for the years ended December 31, 2015 and 2014, respectively.

Canadian Segment—Operating income for our Canadian segment decreased to $9 million for 2015 from $28 million for 2014. The decrease of $19 million reflected the decline in sales offset by corresponding reductions in SG&A.  Severance expenses negatively impacted operating income by $1 million for the years ended December 31, 2015 and 2014.

International Segment—Our International segment incurred an operating loss of $244 million for 2015 as compared to operating income of $8 million in 2014. Excluding the $225 million of goodwill and intangibles impairment charges, the $27 million decrease was a result of lower sales offset by corresponding reductions in SG&A. Severance expenses negatively impacted operating income by $7 million and $3 million for the years ended December 31, 2015 and 2014, respectively.

Interest Expense. Our interest expense was $48 million for the year ended December 31, 2015 as compared to $62 million for the year ended December 31, 2014.  The decrease can be attributed to lower average debt levels in 2015.  During 2015, total debt was reduced by $930 million with $355 million of net proceeds from our June 2015 Preferred Stock issuance combined with positive cash flows from operations.

Other Income (Expense). Our other expense decreased to $12 million for the year ended December 31, 2015 from $14 million for the year ended December 31, 2014. In 2015, other expense included $5 million of expense related to our disposition of the OCTG business, a $3 million write off of debt issuance costs and foreign currency losses of $3 million as compared to a foreign currency loss of $3 million and a $1 million loss on the change of fair value derivatives in 2014.  Additionally, the 2015 expenses included a $3 million charge related to a litigation matter while the 2014 expenses included a $6 million charge related to the sale of our Canadian progressive captivity pump business as well as a $4 million charge related to the loss on the disposition of our rolled and welded business.

Income Tax Benefit (Expense). Our income tax benefit was $11 million for the year ended December 31, 2015, as compared to expense of $82 million for the year ended December 31, 2014. Our effective tax rates were 3% and 36% for the years ended December 31, 2015 and 2014, respectively. These rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates. The change in the effective income tax rate between fiscal year 2015 and 2014 was primarily due to a non-tax deductible goodwill impairment charge during the last quarter of 2015, tax expense during fiscal year 2015 related to provision for valuation allowances and the mix of income and losses in the various tax jurisdictions in which we operate.

Net (Loss) Income. Our net loss was $331 million for the year ended December 31, 2015 as compared to net income of $144 million for the year ended December 31, 2014, a decrease of $475 million.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $235 million for the year ended December 31, 2015, as compared to $424 million for the year ended December 31, 2014. Our Adjusted EBITDA decreased $189 million over that period primarily as a result of the factors noted above.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with our net (loss) income, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2015	2014
Net (loss) income	$ (331)	$ 144
Income tax (benefit) expense	(11)	82
Interest expense	48	62
Depreciation and amortization	21	22
Amortization of intangibles	60	68
(Decrease) increase in LIFO reserve	(53)	12
Goodwill and intangible asset impairment	462	-
Equity-based compensation expense	10	9
Severance and restructuring charges	14	8
Loss on disposition of non-core product lines	5	10
Foreign currency losses	3	3
Write off of debt issuance costs	3	-
Litigation matter	3	-
Change in fair value of derivative instruments	1	1
Cancellation of executive employment agreements (cash portion)	-	3
Adjusted EBITDA	$ 235	$ 424

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$ 253	$ 690	$ (106)
Investing activities	16	(41)	(362)
Financing activities	(226)	(599)	467
Net increase (decrease) in cash and cash equivalents	$ 43	$ 50	$ (1)

Operating Activities

Net cash provided by operating activities was $253 million in 2016 compared to $690 million provided by operations in 2015.    The decrease in cash provided by operations was primarily the result of reduced profitability combined with a reduction in the pace of working capital contraction in response to slowing sales. Excluding cash, working capital decreased $316 million in 2016 (from 2015) as compared to a decrease of $588 million in 2015 (from 2014).  The current year decline in working capital was impacted most significantly by a $141 million and $128 million reduction in inventory and accounts receivable, respectively, caused by declining sales levels.  We continue to actively manage our working capital to an appropriate level given current market conditions.

Net cash provided by operating activities was $690 million in 2015 compared to $106 million used in operations in 2014.  The $796 million increase in net cash provided by operations was primarily the result of reduced working capital requirements.  Excluding the impact of acquisitions, working capital decreased $543 million in 2015 (from 2014) as compared to an increase of $289 million in 2014 (from 2013).  The 2015 decline in working capital was impacted most significantly by a $419 million and $412 million reduction in inventory and accounts receivable, respectively, caused by declining sales levels.

Investing Activities

Net cash provided by investing activities was $16 million in 2016, compared to net cash used in investing activities of  $41 million in 2015.  The $57 million increase in cash provided by investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line.  Our capital expenditures were $33 million and $39 million for the years ended December 31, 2016 and 2015, respectively.    We expect capital expenditures in 2017 to be approximately $32 million.

Net cash used in investing activities was $41 million in 2015, compared to $362 million in 2014.  The $321 million decrease in net cash used in investing activities was primarily due to the acquisitions of Stream AS, MSD Engineering Pte. Limited, and Hypteck AS which required cash of $344 million in 2014. Our capital expenditures were $39 million in 2015 and $20 million in 2014. The 2015 increase in capital expenditures was primarily attributable to our implementation of a new information technology system within our international segment.

Financing Activities

Net cash used in financing activities was $226 million in 2016, compared to net cash used in financing activities of $599 million in 2015.    Net repayments on our Global ABL Facility totaled $0 million in 2016, compared to $673 million in the 2015.   In addition, in the fourth quarter of 2016, we repaid $100 million of our Term Loan using available cash on hand.  In 2016, we used $95 million and $24 million to fund purchases of our common stock and dividends on our preferred stock, respectively.  In June 2015, we received $355 million of net proceeds related to the issuance of Series A Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2016, our total liquidity, including cash on hand, was $534 million.  Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2016 and 2015, we had cash and cash equivalents of $109 million and $69 million, respectively. As of December 31, 2016 and 2015, $61 million and $51 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans for the repatriation of those amounts.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4 million facility in the Netherlands and a $4 million facility in Belgium.  The Global ABL matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments. As of December 31, 2016,  we had no outstanding borrowings and $425 million of Excess Availability, as defined  under this Global ABL Facility.    Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.  As of December 31, 2016, there was $414 million outstanding under the Term Loan, which matures on November 9, 2019.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2016.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The program is scheduled to expire on December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  In 2016, we purchased 6,861,191 shares of common stock at a total cost of $95 million.  In total under this plan, we have purchased 7,677,580 shares at a total cost of $107 million.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2016 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2017	2018-2019	2020-2021	5 Years
Long-term debt (1)	$ 414	$ 8	$ 406		$ -
Interest payments (2)	58	21	37	-	-
Operating leases	185	40	55	36	54
Purchase obligations (3)	180	180	-	-	-
Foreign exchange forward contracts	-	-	-	-	-
Other long-term liabilities	24	-	-	-	24
Total	$ 861	$ 249	$ 498	$ 36	$ 78

(1)     Long-term debt is based on debt outstanding at December 31, 2016.

(2)     Interest payments are based on interest rates in effect at December 31, 2016 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $61 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2016. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2016, we are a named defendant in approximately 510 lawsuits involving approximately 1,130 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2016.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected to last through early 2017.  In April 2016, the court dismissed two suppliers from the case.  Weatherford has appealed this dismissal.  The case is scheduled for trial in March 2018.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act.  Weatherford declined to accept the offer.  As of December 31, 2016 and 2015, the Company had recorded a reserve of $3 million associated with this claim.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $164 million and $242 million at December 31, 2016 and 2015, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

We determine reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions.  Customers rely on the company to stock specialized items for certain projects and other needs.  Therefore, the estimated carrying value of inventory depends upon demand driven by oil and gas spending activity, which in turn depends on oil and gas prices, the general outlook for economic growth worldwide, political stability in major oil and gas producing areas, and the potential obsolescence of various inventory items we sell.  Because of the sustained low oil and gas prices, we incurred inventory-related charges totaling $45 million during the third quarter of 2016. These charges reflect adjustments necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our current market outlook for those products.  This amount includes $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  In addition, reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million in 2016, respectively.

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 41% of our total assets as of December 31, 2016.  We record goodwill as the excess of cost over the fair value of net assets that we acquire.  We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life.  We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2016 (in millions):

	U.S. Eastern Region and Gulf Coast	U.S. Western Region	Canada	International	Total
Customer base intangibles	$ 159	$ 101	$ 6	$ 13	$ 279
Indefinite lived trade name	81	51	-	-	132
Goodwill	289	152	-	41	482

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

•	customer base intangibles; and
•	property, plant and equipment.

The carrying value of these assets is subject to an impairment test when circumstances indicate a possible impairment.  These circumstances would include significant decreases in our operating results and significant changes in market demand for our products and services. When events and circumstances indicate a possible impairment, we assess recoverability from future operations using an undiscounted cash flow analysis, derived from the lowest appropriate asset group.    If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge to the extent that the carrying value exceeds the fair value.

We group customer base intangible assets on a basis consistent with our reporting units. We determine the fair value of customer base intangibles using a discounted cash flow analysis.  The most significant factor in the determination of the fair value of our customer base intangibles is forecasted sales to our customers including, in particular, our largest customers.   Possible indicators of impairment could include the following:

•	prolonged decline in commodity oil and natural gas prices,
•	the resulting decline in activity levels of many of our major customers,
•	significant reductions in capital spending budgets of our customers; and
•	a pessimistic outlook for the price of oil and natural gas.

Although we determined there were no impairments in 2016, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2016 was $135 million, or 6% of total assets.  This amount was comprised of $92 million, $20 million and $23 million in our U.S., Canada and International segments, respectively.  We group property, plant and equipment and evaluate it for recoverability at a country or regional level.  We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information.  In 2016, no indicators of property, plant and equipment impairment were present.  Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

When testing for the impairment of the value of long-lived assets, we make forecasts of:

•	our future operating results,
•	the extent and timing of future cash flows,
•	working capital,
•	profitability; and
•	sales growth trends.

We make these forecasts using the best available information at the time, including information regarding current market conditions and customer spending forecasts.  While we believe our assumptions and estimates are reasonable, because of the volatile nature of the energy industry, actual results may differ materially from the projected results which could result in the recognition of additional impairment charges. Factors that could lead to actual results differing materially from projected results include, among other things, further reductions of oil and natural gas prices and changes in projected sales growth rates.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets: We test goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if events and circumstances indicate that impairment may exist. We evaluate goodwill for impairment at four reporting units (U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for indications of goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

When we perform the goodwill impairment test, we compare the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. If the carrying value is more than the estimated fair value, a second step is performed.  In the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the estimated fair value of the reporting unit. We recognize impairment losses to the extent that recorded goodwill exceeds implied goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit.  Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding:

•	future operating results,
•	the extent and timing of future cash flows,
•	working capital,
•	sales prices,
•	profitability,
•	discount rates; and
•	sales growth trends.

We make these forecasts using the best available information at the time including information regarding current market conditions and customer spending forecasts.  While we believe that these assumptions and estimates are reasonable, because of the volatile nature of the energy industry, actual results may differ materially from the projected results which could result in the recognition of additional impairment charges.  Factors that could lead to actual results differing materially from projected results include, among other things:

•	reduction of oil and natural gas prices,
•	changes in projected sales growth rate; and
•	changes in factors affecting our discount rate including risk premiums, risk free interest rates and costs of capital.

In connection with our annual goodwill impairment test as of October 1, 2016, we tested the carrying value of goodwill for our U.S. and International reporting units.  Our Canada reporting unit has no goodwill.  No goodwill impairments were indicated as a result of those tests as the estimated fair value of each of our reporting units substantially exceeded their carrying value.

Intangible assets with indefinite useful lives are recorded in our U.S. segment.  We test these assets for impairment annually or more frequently if events and circumstances indicate that impairment may exist. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, we recognize impairment losses in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. Utilizing these valuation methods, we make certain assumptions and estimates regarding:

•	future operating results,
•	sales prices,
•	discount rates; and
•	sales growth trends.

As with the goodwill impairment test described above, while we believe that our assumptions and estimates are reasonable, because of the volatile nature of the energy industry, actual results may differ materially from the projected results which could result in the recognition of additional impairment charges.  No impairment charges were recognized during the year ended December 31, 2016.  The estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2016, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2016, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $3 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded gains related to foreign currency contracts of $1 million in the year ended December 31, 2016 and losses related to foreign currency contracts of $1 million in the years ended December 31, 2015 and 2014, respectively.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with steel tubular prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of MRC Global Inc.:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2016 and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Other than described above, there were no changes in our internal control over financial reporting that occurred during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held May 2, 2017 (“Proxy Statement”), which information is incorporated by reference herein.

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

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “QUESTIONS AND ANSWERS ABOUT THE ANNUAL MEETING AND VOTING” and “CORPORATE GOVERNANCE” in our Proxy Statement, which information is incorporated by reference herein.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation  Discussion and  Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2016,” “Grants of Plan-Based Awards in Fiscal Year 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Option Exercises and Stock Vested During 2016,” “Nonqualified Deferred Compensation,” “Nonqualified Deferred Compensation for 2016,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock, restricted stock units, and performance share unit awards	6,041,828	$21.71	2,573,803

Equity compensation plans not approved by security holders	None	N/A	None

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

10.1

Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of July 18, 2014, among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a Guarantor, MRC Global Australia Pty Ltd. (f/k/a MRC Transmark Pty Ltd), as Australian Borrower, MRC Transmark NV, as a Belgian Borrower, MRC Global (Canada) ULC (f/k/a MRC Canada ULC), as a Canadian Borrower, MRC Transmark B.V., as Dutch Borrower, MRC Global Norway AS (each of MRC Solberg & Andersen AS, MRC Energy Piping AS and MRC Teamtrade AS were merged with and into MRC Global Norway AS), as Norwegian Borrower, MRC Flangefitt Limited, MRC Transmark Limited and MRC Transmark (Dragon) Limited, as UK Borrowers, any other Borrower party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on July 18, 2014).  (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015.)

10.1.1

Second Amendment, dated as of June 11, 2015, to the Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of July 18, 2014, by and among MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway – Tristate Corporation, Milton Oil & Gas Company, MRC Management Company, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd. (f/k/a MRC Transmark Pty Ltd), as Australian borrower, MRC Transmark NV, as Belgian borrower, MRC Global (Canada) ULC (f/k/a MRC Canada ULC), as Canadian borrower, MRC Transmark B.V., as Dutch borrower, MRC Global Norway AS (each of MRC Solberg & Andersen AS, MRC Energy Piping AS, and MRC Teamtrade AS were merged with and into MRC Global Norway AS), as Norwegian borrower, MRC Flangefitt Limited, MRC Transmark Limited, and MRC Transmark (Dragon) Limited, as UK borrowers, any other borrowers party thereto from time to time and certain persons party thereto from time to time as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, security trustee and collateral agent.  (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015).

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

10.4.2†*	First Amendment to Employment Agreement between MRC Global Inc. and Andrew R. Lane.

Exhibit Number	Description
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

10.12.11†

Form of MRC Global Inc. Restricted Stock Award Agreement (for 2015 awards) (Incorporated by reference to Exhibit 10.12.10 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015.)

10.12.12†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for 2016 awards). (Incorporated by reference to Exhibit 10.12.12 to Form 10-K of MRC Global Inc. for the year ended December 31, 2015 filed with the SEC on February 24, 2016).

10.12.13†

Form of MRC Global Inc. Restricted Stock Unit Award Agreement (for 2016 and 2017 awards).  (Incorporated by reference to Exhibit 10.12.13 to Form 10‑K of MRC Global Inc. for the year ended December 31, 2015 filed with the SEC on February 24, 2016).

10.12.14†*	Form of MRC Global Inc. Performance Share Unit Award Agreement (for 2017 awards).

Exhibit Number	Description
10.13†	MRC Global Inc. Director Compensation Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014).
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

F

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
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the twelve-month periods ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31,  2016, 2015 and 2014, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31,  2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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
Andrew R. Lane President and Chief Executive Officer

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	President and Chief Executive Officer (principal executive officer)	February 17, 2017

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 17, 2017

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 17, 2017

/S/ RHYS J. BEST Rhys J. Best	Chairman	February 17, 2017

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 17, 2017

/S/ BARBARA J. DUGANIER Barbara J. Duganier	Director	February 17, 2017

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 17, 2017

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 17, 2017

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 17, 2017

/S/ JOHN A. PERKINS John A. Perkins	Director	February 17, 2017

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 17, 2017
/S/ ROBERT L. WOOD Robert L. Wood	Director	February 17, 2017

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting is included in this Form 10-K.

/s/ ANDREW R. LANE
Andrew R. Lane President and Chief Executive Officer

/s/ JAMES E. BRAUN
James E. Braun Executive Vice President and Chief Financial Officer

Houston, Texas

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRC Global Inc.

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MRC Global Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MRC Global Inc., in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MRC Global Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of MRC Global Inc. and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MRC Global Inc.

We have audited the accompanying consolidated balance sheets of MRC Global Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRC Global Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MRC Global Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2017

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

 (in millions, except shares)

	December 31,
	2016	2015

Assets
Current assets:
Cash	$ 109	$ 69
Accounts receivable, net	399	533
Inventories, net	561	781
Other current assets	48	22
Total current assets	1,117	1,405

Other assets	19	22

Property, plant and equipment, net	135	127

Intangible assets:
Goodwill, net	482	484
Other intangible assets, net	411	459

	$ 2,164	$ 2,497

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 314	$ 327
Accrued expenses and other current liabilities	111	110
Current portion of long-term debt	8	8
Total current liabilities	433	445

Long-term obligations:
Long-term debt, net	406	511
Deferred income taxes	184	208
Other liabilities	23	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 102,529,637
and 102,203,074 issued, respectively	1	1
Additional paid-in capital	1,677	1,666
Retained deficit	(574)	(467)
Treasury stock at cost: 7,677,580 and 816,389 shares, respectively	(107)	(12)
Accumulated other comprehensive loss	(234)	(232)
	763	956
	$ 2,164	$ 2,497
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Sales	$ 3,041	$ 4,529	$ 5,933
Cost of sales	2,573	3,743	4,915
Gross profit	468	786	1,018

Selling, general and administrative expenses	524	606	716
Goodwill and intangible asset impairment	-	462	-
Operating (loss) income	(56)	(282)	302

Other expense:
Interest expense	(35)	(48)	(62)
Write off of debt issuance costs	(1)	(3)	-
Other, net	1	(9)	(14)

(Loss) income before income taxes	(91)	(342)	226
Income tax (benefit) expense	(8)	(11)	82
Net (loss) income	(83)	(331)	144
Series A preferred stock dividends	24	13	-
Net (loss) income attributable to common stockholders	$ (107)	$ (344)	$ 144

Basic (loss) earnings per common share	$ (1.10)	$ (3.38)	$ 1.41
Diluted (loss) earnings per common share	$ (1.10)	$ (3.38)	$ 1.40
Weighted-average common shares, basic	97.3	102.1	102.0
Weighted-average common shares, diluted	97.3	102.1	102.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$ (83)	$ (331)	$ 144

Other comprehensive loss:
Foreign currency translation adjustments	(2)	(95)	(96)
Pension related adjustments	-	-	(1)
Total other comprehensive loss	(2)	(95)	(97)
Comprehensive (loss) income	$ (85)	$ (426)	$ 47

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2013	102	$ 1	$ 1,644	$ (267)	-	$ -	$ (40)	$ 1,338
Net income	-	-	-	144	-	-	-	144
Foreign currency translation	-	-	-	-	-	-	(96)	(96)
Pension related adjustments	-	-	-	-	-	-	(1)	(1)
Equity-based compensation expense	-	-	9	-	-	-	-	9
Exercise of stock options	-	-	3	-	-	-	-	3

Balance at December 31, 2014	102	1	1,656	(123)	-	-	(137)	1,397
Net loss	-	-	-	(331)			-	(331)
Foreign currency translation	-	-	-	-	-	-	(95)	(95)
Equity-based compensation expense	-	-	10	-	-	-	-	10
Dividends declared on preferred stock	-	-	-	(13)	-	-	-	(13)
Purchase of common stock	-	-	-	-	(1)	(12)	-	(12)

Balance at December 31, 2015	102	1	1,666	(467)	(1)	(12)	(232)	956
Net loss	-	-	-	(83)	-	-	-	(83)
Foreign currency translation	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(1)	-	-	-	-	(1)
Equity-based compensation expense	-	-	12	-	-	-	-	12
Exercise of stock options	-	-	1	-	-	-	-	1
Tax expense on equity-based compensation	-	-	(1)	-	-	-	-	(1)
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(7)	(95)	-	(95)

Balance at December 31, 2016	102	$ 1	$ 1,677	$ (574)	(8)	$ (107)	$ (234)	$ 763

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)	Year Ended December 31,
	2016	2015	2014
Operating activities
Net (loss) income	$ (83)	$ (331)	$ 144
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	22	21	22
Amortization of intangibles	47	60	68
Equity-based compensation expense	12	10	9
Deferred income tax benefit	(23)	(87)	(34)
Amortization of debt issuance costs	4	4	5
Inventory-related charges	45	-	-
Write off of debt issuance costs	1	3	-
Goodwill and intangible asset impairment	-	462	-
(Decrease) increase in LIFO reserve	(14)	(53)	12
Change in fair value of derivative instruments	(1)	1	1
Provision for uncollectible accounts	4	2	2
Foreign currency losses	4	3	2
Other non-cash items	4	9	8
Changes in operating assets and liabilities:
Accounts receivable	128	412	(132)
Inventories	141	419	(209)
Other current assets	(23)	6	2
Income taxes payable	6	(13)	13
Accounts payable	(13)	(198)	(30)
Accrued expenses and other current liabilities	(8)	(40)	11
Net cash provided by (used in) operations	253	690	(106)
Investing activities
Purchases of property, plant and equipment	(33)	(39)	(20)
Proceeds from the disposition of property, plant and equipment	1	1	1
Proceeds from the disposition of non-core product lines	48	-	-
Acquisitions, net of cash acquired of $0, $0 and $4	-	-	(344)
Other investing activities	-	(3)	1
Net cash provided by (used in) investing activities	16	(41)	(362)
Financing activities
Payments on revolving credit facilities	(41)	(1,343)	(1,501)
Proceeds from revolving credit facilities	41	670	1,977
Payments on long-term obligations	(108)	(258)	(8)
Debt issuance costs paid	-	(1)	(4)
Purchases of common stock	(95)	(12)	-
Proceeds from issuance of preferred stock, net of issuance costs	-	355	-
Dividends paid on preferred stock	(24)	(10)	-
Proceeds from exercise of stock options	1	-	3
Net cash (used in) provided by financing activities	(226)	(599)	467

Increase (decrease) in cash	43	50	(1)
Effect of foreign exchange rate on cash	(3)	(6)	1
Cash beginning of year	69	25	25
Cash end of year	$ 109	$ 69	$ 25
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 30	$ 43	$ 57
Cash paid for income taxes	$ 11	$ 90	$ 103
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2016

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

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We believe that our most significant estimates and assumptions are related to estimated losses on accounts receivable, the last-in, first-out (“LIFO”) inventory costing methodology, estimated realizable value on excess and obsolete inventories, goodwill, intangible assets, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $164 million and $242 million at December 31, 2016 and 2015, respectively, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales activity over time. The reserve, which totaled $34 million and $30 million at December 31, 2016 and 2015, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

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

In the first quarter of 2016, we adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  As a result of the adoption, we have reclassified debt issuance costs associated with our Term Loan of $5 million as of December 31, 2015, from other assets to long term debt in our balance sheet.  Accordingly, long term debt originally reported as $524 million at December 31, 2015 has been revised to $519 million.  Debt issuance costs associated with our Global ABL Facility will continue to be presented in other assets.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of cost over the fair value of net assets acquired.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at four reporting units (U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each reporting unit. We perform our annual tests for indications of goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

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

Insurance: We are self-insured for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury), cybersecurity claims and employee healthcare.  These programs have deductibles and self-insured retentions ranging from $0 million to $5 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits.  We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities.  Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $11 million and $10 million as of December 31, 2016 and 2015, respectively.  In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis.  Reserves for self-insurance accrued liabilities for employee healthcare were $3 million as of December 31, 2016 and 2015.

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

Equity-Based Compensation:  Our equity-based compensation consisted and consists of restricted stock, restricted unit awards, performance share unit awards and nonqualified stock options of our Company. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Revenue Recognition: Sales to our principal customers are made pursuant to agreements that normally provide for transfer of legal title and risk upon shipment. We recognize revenue as products are shipped, title has transferred to the customer and the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Freight charges billed to customers are reflected in revenue. Return allowances are estimated using historical experience. Amounts received in advance of shipment are deferred and recognized as revenue when the products are shipped and title is transferred. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of operations.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $30 million, $37 million, and $46 million for the years ended December 31, 2016, 2015 and 2014.

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance share unit awards. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options and unvested restricted stock. The dilutive effect of unexercised stock options and unvested restricted stock is calculated under the treasury stock method. Equity awards and shares of preferred stock are disregarded in the calculations of diluted earnings per share if they are determined to be anti-dilutive.

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2016, 2015 and 2014, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2016, 2015 and 2014, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Segment Reporting: Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) markets.  Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

Recently Issued Accounting Standards:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. The FASB voted to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.   Accordingly, we plan to adopt the standard in the first quarter of 2018. We are currently evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements.  For the year ended December 31, 2016, our 25 largest customers represented approximately 52% of our revenue.  We expect this group of customers will constitute a similar portion of our revenue in future periods.  We are in the process of completing a formal review of our contracts with these and other customers to evaluate the impact of the new guidance and anticipate completing that review during the first half of 2017.   The balance of our revenue is derived from thousands of customers with which we generally interact in a transactional relationship where goods are purchased from our branch locations.  For this portion of our business, we do not expect the guidance to have a material impact on the timing of our revenue recognition.  We have determined that we will utilize the modified retrospective transition method.  We are still assessing the impact of the standard on our internal control processes and information systems.  However, we do not currently believe that significant modifications of our systems will be required.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position,  results of operations or cash flow.

NOTE 2—TRANSACTIONS

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

In 2014, we completed three acquisitions for an aggregate purchase price of $344 million, net of cash acquired.  These acquisitions included Stream AS (“Stream”), a leading pipe, valve and fittings distributor and provider of flow control products, solutions and services to the offshore oil and gas industry on the Norwegian Continental Shelf, MSD Engineering Pte. Limited (“MSD”), a distributor and regional service provider of valve and valve automation solutions to customers in Singapore, and Metron Holding AS, the parent company of Hypteck AS (“Hypteck”), a Norwegian provider of instrumentation and process control products to the offshore, marine and onshore industries with a focus on the Norwegian Continental Shelf.

The impact of these transactions was not material to our financial statements in each of these respective years. Accordingly, pro forma information has not been presented.

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in millions):

	December 31,
	2016	2015	2014

Beginning balance	$ 3	$ 4	$ 3
Net charge-offs	(4)	(3)	(1)
Provision	4	2	2
Ending balance	$ 3	$ 3	$ 4

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million and $2 million at December 31, 2016 and 2015.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2016	2015
Finished goods inventory at average cost:
Energy carbon steel tubular products	$ 124	$ 253
Valves, valve actuation and instrumentation	225	273
All other products	313	374
	662	900
Less: Excess of average cost over LIFO cost (LIFO reserve)	(67)	(89)
Less: Other inventory reserves	(34)	(30)
	$ 561	$ 781

Our inventory quantities were reduced during 2016, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2016 and 2015, the effect of this LIFO decrement decreased cost of sales by approximately $14 million and increased cost of sales by $8 million, respectively. There was no LIFO decrement in 2014.

In the third quarter of 2016, we incurred inventory-related charges totaling $45 million.  These charges reflect adjustments necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our current market outlook for those products.  This amount included $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  In addition, reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2016	2015
Land and improvements	-	$ 15	$ 15
Building and building improvements	40 years	63	63
Machinery and equipment	3 to 10 years	140	148
Enterprise resource planning software	10 years	32	-
Software in progress	-	14	24
		264	250
Allowances for depreciation and amortization		(129)	(123)
		$ 135	$ 127

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	US	Canada	International	Total

Goodwill at December 31, 2013 (1)	$ 552	$ -	$ 80	$ 632
Acquisition of Stream	-	-	155	155
Adjustment of Flangefitt purchase price	-	-	2	2
Buyout of joint venture	-	-	2	2
Acquisition of MSD	-	-	25	25
Acquisition of Hypteck	-	-	36	36
Effect of foreign currency translation	-	-	(46)	(46)

Goodwill at December 31, 2014	$ 552	$ -	$ 254	$ 806
Goodwill impairment	(109)	-	(183)	(292)
Other	(2)	-	-	(2)
Effect of foreign currency translation	-	-	(28)	(28)

Goodwill at December 31, 2015	$ 441	$ -	$ 43	$ 484
Effect of foreign currency translation	-	-	(2)	(2)
Goodwill at December 31, 2016	$ 441	$ -	$ 41	$ 482

(1)	Net of prior years’ accumulated impairment losses of $241 million and $69 million U.S. and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in millions):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value

December 31, 2016
Customer base (1)	16.4	$ 669	$ (390)	$ 279
Amortizable trade names	N/A	12	(12)	-
Indefinite lived trade names (2)	N/A	132	-	132
		$ 813	$ (402)	$ 411

December 31, 2015
Customer base (1)	16.2	$ 724	$ (400)	324
Amortizable trade names	6.8	15	(12)	3
Indefinite lived trade names (2)	N/A	132	-	132
Noncompete agreements	3.0	1	(1)	-
		$ 872	$ (413)	$ 459

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2016 and 2015.
(2)	Net of accumulated impairment losses of $204 million as of December 31, 2016 and 2015.

Impairment of Goodwill and Other Intangible Assets

In connection with our annual goodwill impairment test as of October 1, 2015, we tested goodwill for our U.S. and International reporting units.  Our Canadian reporting unit had no goodwill.  No goodwill impairments were indicated at that time.  However, with the continued decline in commodity prices and activity levels subsequent to our annual test, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets as of December 31, 2015 and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292 million comprised of $109 million in our U.S. reporting unit and $183 million in our International reporting unit.  No impairment charges were recognized during the years ended December 31, 2016 and 2014. In these years, the estimated fair value of each of our reporting units substantially exceeded their carrying values.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for indefinite-lived intangible assets as of December 31, 2015.  This test resulted in an impairment charge of $128 million associated with our trade name.  No impairment charges were recognized during the years ended December 31, 2016 and 2014.  In these years, the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value.

As of December 31, 2015, the reduction in our long-term financial forecast was also an indication that our amortizable intangible assets may be impaired.  We performed impairment tests as of that date and determined that certain of our customer base intangible assets within our International segment were impaired.  An impairment charge of $42 million was recognized in December 2015 to reduce the carrying value of these assets to their fair value.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2017 to 2021 is currently estimated as follows (in millions):

2017	$ 46
2018	46
2019	43
2020	27
2021	25

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in millions):

	December 31,
	2016	2015

Senior Secured Term Loan B, net of discount and issuance costs of $4 and $7, respectively	$ 414	$ 519
Global ABL Facility	-	-
	414	519
Less: current portion	8	8
	$ 406	$ 511

Senior Secured Term Loan B:  In November 2012, we entered into a $650 million seven-year Term Loan B (the “Term Loan”), with Bank of America N.A. as administrative agent, and several other lenders. In November 2013, we increased the principal amount of the Term Loan to $794 million and modified the interest rates to those outlined below.  In November 2016, we repaid $100 million of the balance outstanding under the Term Loan.  In June 2015, we repaid $250 million of the balance outstanding under the Term Loan with proceeds from the issuance of preferred stock.  As a result of these repayments, we incurred charges of $1 million and $3 million for the write off of debt issuance costs for the years ended December 31, 2016 and 2015, respectively.

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00 and 0% if the Company’s senior secured leverage ratio is no more than 2.50 to 1.00).  The Company is not required to make a mandatory prepayment in 2017 related to the fiscal year 2016 because November 2016 payment noted above satisfied this requirement.

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

Global ABL Credit Facility:  In March 2012, we entered into a multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that was subsequently amended and restated in July 2014. The five-year Global ABL Facility, which will mature on July 18, 2019, is comprised of $1.05 billion of total revolving credit facilities, including  a $977 million facility in the United States, $30 million facility in Norway, $20 million facility in Canada, $5 million facility in the United Kingdom, $10 million facility in Australia, $4 million facility in the Netherlands and $4 million facility in Belgium. The facility contains an accordion feature that allows us to increase the total principal amount of the facilities by up to $300 million.

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

Excess Availability: At December 31, 2016, availability under our revolving credit facilities was $425 million.

Debt Issuance Costs:  In the first quarter of 2016, we adopted ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 855-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  As a result of the adoption, we have reclassified debt issuance costs associated with our Term Loan of $5 million as of December 31, 2015, from other assets to long term debt in our balance sheet.  Accordingly, long term debt originally reported as $524 million at December 31, 2015 has been revised to $519 million.  Debt issuance costs associated with our Global ABL Facility will continue to be presented in other assets.  These amounts were $6 million and $8 million as of December 31, 2016 and 2015, respectively.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2016 and 2015, including the amortization of original issue discount, were as follows:

	December 31,
	2016	2015
Senior Secured Term Loan B	5.51%	4.98%
Global ABL Facility	-	-

There was no outstanding balance on the Global ABL Facility at December 31, 2016 or 2015.

Maturities of Long-Term Debt: At December 31, 2016, annual maturities of long-term debt during the next five years are as follows (in millions):

2017	$ 8
2018	8
2019	398
2020	-
2021	-

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The fair value of derivative instruments recorded in our consolidated balance sheets was $0 million at December 31, 2016 and 2015.  The total notional amount of forward foreign exchange contracts was approximately $36 million and $41 million at December 31, 2016 and 2015, respectively.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in millions):

	Year Ended December 31,
Derivatives not designated as hedging instruments:	2016	2015	2014
Foreign exchange forward contracts	$ 1	$ (1)	$ (1)

NOTE 9—INCOME TAXES

The components of our (loss) income before income taxes were (in millions):

	Year Ended December 31,
	2016	2015	2014
United States	$ (7)	$ (79)	$ 223
Foreign	(84)	(263)	3
	$ (91)	$ (342)	$ 226

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2016	2015	2014

Current:
Federal	$ 13	$ 64	$ 95
State	1	5	8
Foreign	1	7	13
	15	76	116

Deferred:
Federal	(21)	(70)	(24)
State	(2)	(6)	(2)
Foreign	-	(11)	(8)
	(23)	(87)	(34)
Income tax (benefit) expense	$ (8)	$ (11)	$ 82

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2016	2015	2014
Federal tax (benefit) expense at statutory rates	$ (32)	$ (120)	$ 79
State taxes	1	(1)	4
Nondeductible expenses	1	1	1
Foreign operations taxed at different rates	6	(5)	(5)
Goodwill and intangible asset impairment	-	99	-
Change in valuation allowance related to foreign losses	16	15	3
Income tax (benefit) expense	$ (8)	$ (11)	$ 82
Effective tax rate	9%	3%	36%

Significant components of our current deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015

Deferred tax assets:
Allowance for doubtful accounts	$ 1	$ 1
Accruals and reserves	27	28
Net operating loss and tax credit carryforwards	44	30
Other	2	3
Subtotal	74	62
Valuation allowance	(50)	(34)
Total	24	28

Deferred tax liabilities:
Inventory valuation	(47)	(68)
Property, plant and equipment	(19)	(10)
Intangible assets	(138)	(153)
Other	(3)	(4)
Total	(207)	(235)
Net deferred tax liability	$ (183)	$ (207)

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

In the United States, we had approximately $25 million of state net operating loss carryforwards as of December 31, 2016, which will expire in future years through 2033 and foreign tax credit carryforwards of $4 million expiring in 2022. In certain non-U.S. jurisdictions, we had $121 million of net operating loss carryforwards, of which $108 million have no expiration and $13 million will expire in future years through 2026.  We believe that it is more likely than not that the benefit from non-U.S. jurisdiction NOL carryforwards will not be realized.  As such, we have recorded full valuation allowance on the deferred tax assets related to these non-U.S. jurisdiction NOL carryforwards.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for on approximately $201 million and $209 million of undistributed earnings of foreign subsidiaries as of December 31, 2016 and 2015, respectively. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2012 and the statute of limitations at our international locations is generally six or seven years.

At December 31, 2016 and 2015, our unrecognized tax benefits were immaterial to our consolidated financial statements.

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

Holders of the Preferred Stock may, at their option, require the Company to repurchase their shares in the event of a fundamental change, as defined in the shareholder agreement and related documents.  The repurchase price is based on the original $1,000 per share purchase price except in the case of a liquidation in which case they would receive the greater of $1,000 per share and the amount that would be received if they held common stock converted at the conversion rate in effect at the time of the fundamental change.  Because this feature could require redemption as a result of the occurrence of an event not solely within the control of the Company, the Preferred Stock is classified as temporary equity on our balance sheet.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue shares of the preferred stock.  As of December 31, 2016 and 2015, the 363,000 shares of preferred stock described in Note 10 were issued and outstanding.

Share Repurchase Program

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased to $125 million in November 2016.  The program is scheduled to expire December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Summary of share repurchase activity under the repurchase program:
	2016	2015
Number of shares acquired on the open market	6,861,191	816,389
Average price per share	$ 13.96	$ 14.12
Total cost of acquired shares (in millions)	$ 95	$ 12

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2016	2015
Currency translation adjustments	$ (233)	$ (231)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (234)	$ (232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to common stockholders	$ (107)	$ (344)	$ 144

Average basic shares outstanding	97.3	102.1	102.0
Effect of dilutive securities	-	-	0.8
Average diluted shares outstanding	97.3	102.1	102.8

Net income per share:
Basic	$ (1.10)	$ (3.38)	$ 1.41
Diluted	$ (1.10)	$ (3.38)	$ 1.40

Equity awards and shares of Preferred  Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, our anti-dilutive stock options approximated 3.6 million, 3.8 million and 1.0 million, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.  During 2016,  87,286 stock options were exercised, and no stock options were granted under this plan.

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

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance pursuant to the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date.  In 2016,  103,701 shares of restricted stock,  344,922 performance share units and 1,152,614 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. There were no stock options granted to management during 2016. To date,

5,088,309 shares have been granted under this plan.  A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(years)	(millions)
Stock Options
Balance at December 31, 2015	4,005,143	$ 21.45	5.3	$ 1
Exercised	(87,286)	9.78
Forfeited	(6,294)	25.10
Expired	(127,059)	21.39
Balance at December 31, 2016	3,784,504	$ 21.71	4.5	$ 4

At December 31, 2016
Options outstanding, vested and exercisable	2,729,945	$ 21.24	4.0	$ 4
Options outstanding, vested and expected to vest	3,771,652	$ 21.71	4.5	$ 4

	December 31,
	2016	2015	2014
Stock Options
Weighted-average, grant-date fair value of awards granted	$ -	$ -	$ 11.86
Total intrinsic value of stock options exercised	457,834	72,495	1,518,066
Total fair value of stock options vested	3,351,797	3,494,879	2,759,196

Following are the weighted-average assumptions used to estimate the fair values of our stock options granted during the period:

	Year Ended December 31,
	2016 (1)	2015 (1)	2014
Risk-free interest rate	-	-	1.74%
Dividend yield (2)	-	-	0.00%
Expected volatility	-	-	39.83%
Expected life (in years)	-	-	6.0

(1)	No stock options were granted during this period.
(2)	The expected dividend yield reflects the restriction on our ability to pay dividends and does not anticipate “special” dividends.

Restricted Stock

The following tables summarizes award activity for restricted stock:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock
Nonvested at December 31, 2015	795,493	$ 16.38
Granted	103,701	13.24
Vested	(326,260)	16.08
Forfeited	(19,446)	15.34
Nonvested at December 31, 2016	553,488	$ 16.01

	December 31,
	2016	2015	2014
Restricted Stock
Weighted-average, grant-date fair value of awards granted	$ 16.01	$ 16.38	$ 29.13
Total fair value of restricted stock vested	3,692,961	1,279,628	939,349

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Units
Nonvested at December 31, 2015	79,607	$ 13.44
Granted	1,152,614	9.56
Vested	(27,704)	13.35
Forfeited	(40,685)	9.70
Nonvested at December 31, 2016	1,163,832	$ 9.73

	December 31,
	2016	2015	2014
Restricted Stock Units
Weighted-average, grant-date fair value of awards granted	$ 9.73	$ 13.44	$ -
Total fair value of restricted stock units vested	298,773	8,258	-

Performance Share Unit Awards

Performance share units were granted to certain executive officers during 2016 and 2015 based on total shareholder performance as well as a return on net capital employed calculation (“RANCE”).  The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three-year period relating to MRC Global’s total shareholder return compared to companies within the Oil Service Index and specified RANCE goals set forth on the date in which the award was granted.  The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2015	195,082	$ 11.98
Granted	344,922	10.02
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2016	540,004	$ 10.73

	December 31,
	2016	2015	2014
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$ 10.73	$ 11.98	$ -
Total fair value of performance share units vested	-	-	-

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation expense:
Stock options	$ 3	$ 3	$ 6
Restricted stock awards	4	6	3
Restricted stock units	4	-	-
Performance share units	1	1	-
Total equity-based compensation expense	$ 12	$ 10	$ 9
Income tax benefits related to equity-based compensation	$ 5	$ 4	$ 3

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2016
Unrecognized equity-based compensation expense:
Stock options	0.3	$ 2
Restricted stock awards	1.1	3
Restricted stock units	2.2	7
Performance share units	2.0	2
Total unrecognized equity-based compensation expense		$ 14

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

Expense under defined contribution plans were $9 million, $11 million and $13 million for the years ended December 31, 2016, 2015 and 2014,  respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”). Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2021 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $2 million for the years 2017 and 2018,  $1 million for 2019 and $0 million thereafter.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course.  We recognized revenue of $7 million, $26 million and $46 million from these customers for the years ended December 31, 2016, 2015 and 2014, respectively.  There was $1 million of accounts receivable with these customers outstanding as of December 31, 2016 and 2015.

NOTE 14—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) markets.  Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

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

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2016	2015	2014

Sales
U.S.	$ 2,297	$ 3,572	$ 4,427
Canada	243	333	633
International	501	624	873
Consolidated sales	$ 3,041	$ 4,529	$ 5,933

Depreciation and amortization
U.S.	$ 13	$ 12	$ 13
Canada	1	2	2
International	8	7	7
Total depreciation and amortization expense	$ 22	$ 21	$ 22

Amortization of intangibles
U.S.	$ 41	$ 41	$ 42
Canada	2	2	3
International	4	17	23
Total amortization of intangibles expense	$ 47	$ 60	$ 68

Operating (loss) income
U.S. (1)	$ 6	$ (47)	$ 266
Canada	(5)	9	28
International (1)	(57)	(244)	8
Total operating (loss) income	(56)	(282)	302

Interest expense	35	48	62
Other expense	-	12	14
(Loss) income before income taxes	$ (91)	$ (342)	$ 226

(1)Includes goodwill and other intangibles impairment of $237 million and $225 million in 2015 for the U.S. and International segments, respectively.

	December 31,
	2016	2015
Total assets
United States	$ 1,862	$ 2,135
Canada	139	142
International	163	220
Total assets	$ 2,164	$ 2,497

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2016	2015
Fixed assets
United States	68%	63%
Canada	15%	16%
International	17%	21%
Total fixed assets	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
Type	2016		2015		2014

Valves, automation, measurement and instrumentation	$ 1,161	38%	$ 1,507	33%	$ 1,911	32%
Carbon steel fittings and flanges	460	15%	665	15%	815	14%
Line pipe (1)	444	15%	864	19%	1,139	19%
Gas products	443	14%	475	10%	534	9%
Stainless steel alloy pipe and fittings	206	7%	267	6%	417	7%
Oil country tubular goods ("OCTG")	-	0%	311	7%	556	10%
Other	327	11%	440	10%	561	9%
	$ 3,041		$ 4,529		$ 5,933

(1)As a result of the disposition of our U.S. OCTG product line, as described in Note 2, pre-disposition OCTG sales of $18 million have been included within line pipe sales for the year ended December 31, 2016.

NOTE 15—FAIR VALUE MEASUREMENTS

We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange forward contracts recorded in our balance sheets was $0 million at December 31, 2016 and 2015.

Goodwill and Other Intangible Assets:    Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment.  If the testing results in impairment, we would measure goodwill and other intangible assets using level 3 non-recurring inputs.  As of December 31, 2015, we recorded impairment charges to both goodwill and other intangible assets; therefore, these assets were classified as level 3 non-recurring fair value measurements.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $414 million and $519  million at December 31, 2016 and 2015, respectively. The fair value of our debt was $417  million and $510  million at December 31, 2016 and 2015, respectively. The carrying values of our Global ABL Facility approximates its fair value. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2016 and 2015, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2031. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed and projected based on the total lease obligation ratably over the life of the lease. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $48 million, $51 million and $53 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more are as follows (in millions):

Operating Leases
2017	$ 40
2018	31
2019	24
2020	19
2021	17
Thereafter	54
$ 185

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2016, we are a named defendant in approximately 510 lawsuits involving approximately 1,130 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is ongoing and expected through early 2017.  In April 2016, the court dismissed two suppliers from the case.  Weatherford has appealed this dismissal.  The case is scheduled for trial in March 2018.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act.  Weatherford declined to accept the offer.  As of December 31, 2016 and 2015, the Company had recorded a reserve of $3 million associated with this claim.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2016 approximated $52 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2016 was approximately  $9 million.

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

NOTE 17—RESTRUCTURING

In August 2016, we announced a plan to restructure and downsize our Australian operations in response to the continued downturn in the oil and gas and mining industries in the region.  As a result of this plan, we incurred $17 million of charges, including $10 million of inventory-related charges, $4 million of lease termination and property costs,  $2 million of employee severance, and $1 million of other relocation costs.    These charges included $7 million of cash costs.  In the statement of operations, inventory-related charges are reflected in cost of sales while all other costs are reflected in selling, general and administrative expenses.  The restructuring plan was substantially completed in the fourth quarter of 2016.

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2016
Revenue	$ 783	$ 746	$ 793	$ 719	$ 3,041
Gross profit	133	125	88	122	468
Net loss attributable to common stockholders	(14)	(23)	(46)	(24)	(107)
Earnings per share:
Basic (1)	$ (0.14)	$ (0.24)	$ (0.48)	$ (0.25)	$ (1.10)
Diluted (1)	$ (0.14)	$ (0.24)	$ (0.48)	$ (0.25)	$ (1.10)

2015
Revenue (1)	$ 1,292	$ 1,198	$ 1,071	$ 967	$ 4,529
Gross profit	220	206	185	175	786
Net (loss) income attributable to common stockholders (1)	29	15	10	(399)	(344)
Earnings per share:
Basic (1)	$ 0.28	$ 0.15	$ 0.10	$ (3.92)	$ (3.38)
Diluted (1)	$ 0.28	$ 0.15	$ 0.10	$ (3.92)	$ (3.38)

 _______________

(1)Revenue, net (loss) income attributable to common stockholders and earnings per share do not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.