Form 10-Q
period 2017-03-31
MRC GLOBAL INC.
filed 2017-05-05
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]  Accelerated filer  [   ] Non-accelerated filer (do not check if a smaller reporting company)  [    ]

Smaller reporting company [   ]      Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 94,473,416 shares of the registrant’s common stock (excluding 248,208 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 28, 2017.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash	$ 93	$ 109
Accounts receivable, net	476	399
Inventories, net	567	561
Other current assets	48	48
Total current assets	1,184	1,117

Other assets	22	19

Property, plant and equipment, net	140	135

Intangible assets:
Goodwill, net	483	482
Other intangible assets, net	400	411

	$ 2,229	$ 2,164

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 390	$ 314
Accrued expenses and other current liabilities	112	111
Current portion of long-term debt	8	8
Total current liabilities	510	433

Long-term obligations:
Long-term debt, net	404	406
Deferred income taxes	184	184
Other liabilities	24	23

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
102,927,696 and 102,529,637 issued, respectively	1	1
Additional paid-in capital	1,678	1,677
Retained deficit	(574)	(574)
Less: Treasury stock at cost: 8,537,410 and 7,677,580 shares, respectively	(125)	(107)
Accumulated other comprehensive loss	(228)	(234)
	752	763
	$ 2,229	$ 2,164
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Sales	$ 862	$ 783
Cost of sales	722	650
Gross profit	140	133

Selling, general and administrative expenses	126	137
Operating income (loss)	14	(4)

Other expense:
Interest expense	(7)	(8)
Other, net	-	(1)

Income (loss) before income taxes	7	(13)
Income tax expense (benefit)	1	(5)
Net income (loss)	6	(8)
Series A preferred stock dividends	6	6
Net income (loss) attributable to common stockholders	$ -	$ (14)

Basic income (loss) per common share	$ -	$ (0.14)
Diluted income (loss) per common share	$ -	$ (0.14)
Weighted-average common shares, basic	94.8	100.7
Weighted-average common shares, diluted	94.8	100.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net income (loss)	$ 6	$ (8)

Other comprehensive income
Foreign currency translation adjustments	6	16
Comprehensive income	$ 12	$ 8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Operating activities
Net income (loss)	$ 6	$ (8)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5	5
Amortization of intangibles	11	12
Equity-based compensation expense	4	3
Amortization of debt issuance costs	1	-
Increase (decrease) in LIFO reserve	1	(3)
Foreign currency losses	-	1
Other	2	3
Changes in operating assets and liabilities:
Accounts receivable	(75)	67
Inventories	(6)	24
Other current assets	(1)	(6)
Income taxes payable	2	(5)
Accounts payable	74	(22)
Accrued expenses and other current liabilities	(2)	(13)
Net cash provided by operations	22	58

Investing activities
Purchases of property, plant and equipment	(11)	(10)
Proceeds from the disposition of non-core product line	-	48
Net cash (used in) provided by investing activities	(11)	38

Financing activities
Payments on revolving credit facilities	(14)	(23)
Proceeds from revolving credit facilities	14	23
Payments on long-term obligations	(2)	(2)
Purchase of common stock	(18)	(38)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(3)	-
Net cash used in financing activities	(29)	(46)

(Decrease) increase in cash	(18)	50
Effect of foreign exchange rate on cash	2	2
Cash -- beginning of period	109	69
Cash -- end of period	$ 93	$ 121

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 7	$ 8
Cash paid for income taxes	$ -	$ 1
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017.  We have derived our condensed consolidated balance sheet as of December 31, 2016 from the audited consolidated financial statements for the year ended December 31, 2016.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The Accounting Standards Update (“ASU”) also provides guidance on accounting for certain contract costs and requires new disclosures. During fiscal 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2018, and allows for either full retrospective or modified retrospective adoption.  For the year ended December 31, 2016, our 25 largest customers represented approximately 52% of our revenue.  We expect this group of customers will constitute a similar portion of our revenue in future periods.  During the first quarter of 2017, we performed a formal review of contracts with 20 of our largest customers which represented 40% of 2016 revenue.  We anticipate completing a formal review with our remaining large customers to evaluate the impact of the new guidance and anticipate completing that review during the second quarter of 2017.   The balance of our revenue is derived from thousands of customers with which we generally interact in a transactional relationship where goods are purchased from our branch locations.  Based on our analysis to date, we do not expect the guidance to have a material impact on the timing of our revenue recognition.  We have determined that we will utilize the modified retrospective transition method.  We are still assessing the impact of the standard on our internal control processes and information systems.  However, we do not currently believe that significant modifications of our systems will be required.

In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 870, Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018.  We are in the process of evaluating the effect of the adoption of ASU 2016-02 on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial statements.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2017	2016
Finished goods inventory at average cost:
Line pipe	$ 119	$ 124
Valves, automation, measurement and instrumentation	225	225
All other products	324	313
	668	662
Less: Excess of average cost over LIFO cost (LIFO reserve)	(68)	(67)
Less: Other inventory reserves	(33)	(34)
	$ 567	$ 561

In 2016, we experienced reductions in inventory quantities, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three months ended March 31, 2016, the effect of this LIFO decrement decreased cost of sales by approximately $1 million.  We do not anticipate a LIFO decrement in 2017.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2017	2016
Senior Secured Term Loan B, net of discount and issuance costs of $4, respectively	$ 412	$ 414
Global ABL Facility	-	-
	412	414
Less: current portion	8	8
	$ 404	$ 406

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

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 5.42% as of March 31, 2017 and 5.51% at December 31, 2016.

Global ABL Facility:  We have a $1.05  billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $30 million in Norway, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands and $4 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.  MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $466 million as of March 31, 2017.

NOTE 4 – INCOME TAXES

In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which simplified the accounting for taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies are no longer recorded in additional paid-in capital (“APIC”), and APIC pools are eliminated.  Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are presented as operating activities rather than financing activities in the statement of cash flows.    For the three months ended March 31, 2017, we recorded a tax benefit of $2 million related to the vesting of stock awards.   The impacts of this standard are reflected in the consolidated financial statements on a prospective basis.

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three months ended March 31, 2017 and 2016 were 14% and 38%, respectively. The decrease in our 2017 effective tax rate is primarily due to the discrete impact of the implementation of ASU 2016-09.

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

Summary of share repurchase activity under the repurchase program:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Number of shares acquired on the open market	859,830	2,878,874
Average price per share	$ 20.54	$ 13.39
Total cost of acquired shares (in millions)	$ 18	$ 38

In total, we have acquired 8,537,410 shares under this program at an average price per share of $14.64 for a total cost of $125 million.  There were 94,390,286 shares of common stock outstanding as of March 31, 2017.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date. In 2017,  164,098 performance share unit awards and 540,765 restricted stock units have been granted to employees.  To date, before consideration of forfeitures, 5,793,172 shares have been granted to management, members of our Board of Directors and key employees under this plan.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2017	2016

Currency translation adjustments	$ (227)	$ (233)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (228)	$ (234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net income (loss)	$ 6	$ (8)
Less: Dividends on Series A Preferred Stock	6	6
Net income (loss) attributable to common stockholders	$ -	$ (14)

Weighted average basic shares outstanding	94.8	100.7
Effect of dilutive securities	-	-
Weighted average diluted shares outstanding	94.8	100.7

Net income (loss) per share:
Basic	$ -	$ (0.14)
Diluted	$ -	$ (0.14)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2017 and 2016, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2017 and 2016, we had approximately 2.1 million and 3.8 million anti-dilutive stock options, respectively. There were 1.4 million and  0.6 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 – SEGMENT INFORMATION

Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing and general industrials) markets. Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2017	2016
Sales
U.S.	$ 666	$ 606
Canada	77	64
International	119	113
Consolidated sales	$ 862	$ 783

Operating income (loss)
U.S.	$ 11	$ 4
Canada	3	(1)
International	-	(7)
Total operating income (loss)	$ 14	$ (4)

Interest expense	(7)	(8)
Other, net	-	(1)
Income (loss) before income taxes	$ 7	$ (13)

	March 31,	December 31,
	2017	2016
Total assets
U.S.	$ 1,918	$ 1,862
Canada	149	139
International	162	163
Total assets	$ 2,229	$ 2,164

 Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2017	2016

Valves, automation, measurement and instrumentation	$ 322	$ 299
Line pipe (1)	146	132
Gas products	134	101
Carbon steel fittings and flanges	123	120
Stainless steel and alloy pipe and fittings	41	48
Other	96	83
	$ 862	$ 783

(1)As a result of the February 2016 disposition of our U.S. OCTG product line, pre-disposition OCTG sales of $18 million have been included within line pipe sales for the three months ended March 31, 2016.

NOTE 8 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of March 31, 2017, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $38 million and $36 million at March 31, 2017 and December 31, 2016, respectively.  We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of March 31, 2017 and December 31, 2016.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $412 million and $414 million at March 31, 2017 and December 31, 2016, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $418 million and $417 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of March 31, 2017, we are named a defendant in approximately 515 lawsuits involving approximately 1,135 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

From 2006 through 2012, the case focused largely on Weatherford’s questioning of defense witnesses.  In 2013, the defendants began substantive questioning of Weatherford and its witnesses.  Discovery is substantially complete.  In April 2016, the court dismissed two suppliers from the case.  Weatherford appealed this dismissal, but the appellate court ruled in favor of the suppliers.  The case is scheduled for trial in March 2018.

While the Company believes Weatherford’s claims are without merit and we intend to defend against them vigorously, in November 2015, the Company filed with the Court a formal offer of settlement for $2 million plus one half of the Weatherford party’s costs and interest under the Judgment Interest Act.  Weatherford declined to accept the offer.  As of March 31, 2017 and December 31, 2016, the Company had recorded a reserve of $3 million associated with this claim.

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

•the impact of U.S government policies.

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

Key Drivers of Our Business

Our revenues are predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. We saw customer spending fall off significantly beginning in late 2014 and continuing through 2016 as a result of lower oil and natural gas prices.   Long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first three months of 2017, the average oil price of West Texas Intermediate (“WTI”) increased to $51.62 per barrel from $33.35 per barrel in the first three months of 2016. Natural gas prices increased to an average price of $3.02/Mcf (Henry Hub) for the first three months of 2017 compared to $1.99/Mcf (Henry Hub) for the first three months of 2016.    North American drilling rig activity increased 43% in the first three months of 2017 as compared to the first three months of 2016.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale oil, at a pace exceeding demand growth.  This increase combined with a hesitance on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production triggered a dramatic decline in oil prices that began in late 2014 and continued throughout 2016,  although supply and demand is expected to tighten with production cuts announced by OPEC in November 2016.  This low price environment, in turn, resulted in a dramatic decline in exploration and production (“E&P”) capital spending by our customers, which directly impacts our business.  In 2016, customer spending fell by 27%, following a 21% decline in 2015, which brought spending to its lowest levels since 2009.  This marked the first time in nearly 30 years that global spending has been down in consecutive years.  However, since their November announcement, OPEC appears to be following through with production cuts and we are encouraged by recent improvements in oil prices and drilling activity and expect 2017 revenue to be higher than 2016.  Prominent exploration and production (“E&P”) spending surveys, which include many of our customers, indicate that 2017 spending will increase with more significant growth in 2018 and 2019.  We expect our business to follow the same trend.

In January 2017, a new U.S. President took office and  a new U.S. Congress was seated.   They have publicly made statements regarding the desire to support United States energy producers, refocus the EPA on its core mission, focus on United States interests first and lessen the regulatory burden on businesses to create job growth.  These statements have been further supported by the approval of a number of pipeline projects. They have also announced an aggressive policy agenda to change the tax system, modify the relationships between the United States and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business.  While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, our U.S. business activity and increase the sales of product from our U.S. suppliers, it is not clear that all impacts would be positive.  However, in the absence of specifics and given the government’s generally supportive stance for the oil and gas industry, and based on E&P spending surveys and our customers’ current outlook for oil and gas supply and demand, we expect our business to increase in 2017.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016

U.S.	$ 544	$ 472	$ 318
Canada	40	36	45
International	249	241	249
	$ 833	$ 749	$ 612

Approximately 24% and 28% of our March 31, 2017 and December 31, 2016 ending backlog, respectively, was associated with one customer in our U.S. segment as the result of a significant ongoing customer project.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Average Rig Count (1):
United States	742	551
Canada	295	173
International	939	1,016
Total	1,976	1,740
Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 51.62	$ 33.35
Brent crude oil (per barrel)	$ 53.59	$ 33.84
Natural gas ($/Mcf)	$ 3.02	$ 1.99

Average Monthly U.S. Well Permits (3)	3,301	2,055
3:2:1 Crack Spread (4)	$ 15.71	$ 15.42
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The breakdown of our sales by sector for the three months ended March 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended
	March 31, 2017		March 31, 2016
Upstream	$ 245	28%	$ 231	29%
Midstream	371	43%	278	36%
Downstream	246	29%	274	35%
	$ 862	100%	$ 783	100%

For the three months ended March 31, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2017	2016	$ Change	% Change
Sales:
U.S.	$ 666	$ 606	$ 60	10%
Canada	77	64	13	20%
International	119	113	6	5%
Consolidated	$ 862	$ 783	$ 79	10%

Operating income (loss):
U.S.	$ 11	$ 4	$ 7	175%
Canada	3	(1)	4	N/M
International	-	(7)	7	(100%)
Consolidated	14	(4)	18	N/M

Interest expense	(7)	(8)	1	(13%)
Other income (expense)	-	(1)	1	(100%)
Income tax (expense) benefit	(1)	5	(6)	N/M
Net income (loss)	6	(8)	14	N/M
Series A preferred stock dividends	6	6	-	0%
Net income (loss) attributable to common stockholders	$ -	$ (14)	$ 14	(100%)

Gross profit	$ 140	$ 133	$ 7	5%
Adjusted Gross Profit (1)	$ 157	$ 147	$ 10	7%
Adjusted EBITDA (1)	$ 36	$ 19	$ 17	89%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-20 herein.

Sales.    Sales include the revenue recognized from the sale of products we distribute,  services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $862 million for the three months ended March 31, 2017 as compared to $783 million for the three months ended March 31, 2016.  The $79 million increase in sales reflected a net $2 million favorable impact from the strengthening in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales increased to $666 million for the three months ended March 31, 2017 from $606 million for the three months ended March 31, 2016. This $60 million, or 10%, increase reflected a $9 million increase in the upstream sector, an  $83 million increase in the midstream sector and a $32 million decrease in the downstream sector.  The increase in the midstream sector is related to a large, ongoing transmission project with one of our customers while the decrease in the downstream sector was a result of the conclusion of a large petrochemical project.

Canada Segment—Our Canada sales increased to $77 million for the three months ended March 31, 2017 from $64 million for the three months ended March 31, 2016.  This $13 million, or 20%, increase was primarily due to the increase in the upstream business.   Approximately $3 million, or 23%, of the total increase was the result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $119 million for the three months ended March 31, 2017 from $113 million for the same period in 2016.   The $6 million, or 5%, increase was primarily due to a $12 million Australian line pipe contract in the midstream sector offset by a decrease in the upstream business.  The impact of the decline in foreign currencies in areas where we operate outside of the U.S. dollar was a $1 million, or 1%, reduction in sales.

Gross Profit.    Our gross profit was $140 million  (16.2% of sales) for the three months ended March 31, 2017 as compared to $133 million  (17.0% of sales) for the three months ended March 31, 2016.  The $7 million increase was primarily attributable to the increase in sales volumes.  The reduction in gross profit percentage for the three months ended March 31, 2017 compared to the same period in 2016 was the result of the lower margin nature of the large midstream projects in the U.S. and International segments.  Our last-in, first-out (“LIFO”) inventory costing methodology resulted in an increase in cost of sales of $1 million and a reduction of cost of sales of $3 million in the first quarters of 2017 and 2016, respectively.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $7 million and $8 million for the three months ended March 31, 2017 and 2016, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $157 million (18.2% of sales) for the three months ended March 31, 2017 from $147 million  (18.7% of sales) for the three months ended March 31, 2016,  an increase of $10 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2017	of Revenue	2016	of Revenue
Gross profit, as reported	$ 140	16.2%	$ 133	17.0%
Depreciation and amortization	5	0.6%	5	0.6%
Amortization of intangibles	11	1.3%	12	1.5%
Increase (decrease) in LIFO reserve	1	0.1%	(3)	(0.4%)
Adjusted Gross Profit	$ 157	18.2%	$ 147	18.7%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $126 million for the three months ended March 31, 2017 as compared to $137 million for the three months ended March 31, 2016.  The $11 million decline in SG&A is attributable to 2016 cost reduction measures including headcount reductions and associated severance costs.  Severance and restructuring charges for the three months ended March 31, 2016 totaled $5 million. No such expenses were incurred for the three months ending March 31, 2017.

Operating Income (Loss).   Operating income was $14 million for the three months ended March 31, 2017, as compared to a  $4 million operating loss for the three months ended March 31, 2016, an improvement of $18 million.

U.S. Segment—Operating income for our U.S. segment was $11 million for the three months ended March 31, 2017 compared to $4 million for the three months ended March 31, 2016.  The increase in operating income of $7 million was primarily driven by higher sales combined with a $3 million reduction in SG&A expenses.    Severance costs included in operating expenses were  $2 million for the three months ended March 31, 2016.    No such expenses were incurred for the three months ending March 31, 2017.

Canada Segment—Operating income for our Canada segment was $3 million for the three months ended March 31, 2017 as compared to  a $1 million operating loss for the three months ended March 31, 2016.  The improvement of $4 million was a result of higher sales volume.

International Segment—Our International segment incurred operating income of $0 million for the three months ended March 31, 2017 as compared to an operating loss of $7 million for the three months ended March 31, 2016.  The improvement of $7 million was the result of higher sales offset by lower SG&A.    Severance costs included in operating expenses were  $0 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

Interest Expense.   Our interest expense was $7 million for the three month period ended March 31, 2017 as compared to $8 million for the three months ended March 31, 2016.  This represented a decrease of $1 million resulting from lower average debt levels.

Other Income (Expense).   Our other income was $0 million for the three month period ended March 31, 2017 as compared to expense of $1 million for the three month period ended March 31, 2016.

Income Tax (Expense) Benefit..   Our income tax expense was $1 million for the three months ended March 31, 2017 as compared to an income tax benefit of $5 million for the three months ended March 31, 2016.  Our effective tax rates were 14% and 38% for the three months ended March 31, 2017 and 2016, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which simplified the accounting for the taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies are no longer recorded in additional paid-in capital (“APIC”), and APIC pools are eliminated.  Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement on a prospective basis.  In addition, excess tax benefits are presented as operating activities rather than financing activities in the statement of cash flows.  In the first three month of 2017, we recorded a tax benefit of $2 million related to the vesting of stock awards.    The decrease in our 2017 effective tax rate is primarily due to this discrete tax benefit.

Net Income (Loss).   Our net income was $6  million for the three months ended March 31, 2017 as compared to  a net loss of  $8 million for the three months ended March 31, 2016,  an improvement of $14 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $36 million  (4.2% of sales) for the three months ended March 31, 2017 as compared to $19 million (2.4% of sales) for the three months ended March 31, 2016.

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

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income (loss), as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net income (loss)	$ 6	$ (8)
Income tax expense (benefit)	1	(5)
Interest expense	7	8
Depreciation and amortization	5	5
Amortization of intangibles	11	12
Increase (decrease) in LIFO reserve	1	(3)
Change in fair value of derivative instruments	1	1
Equity-based compensation expense	4	3
Severance and restructuring charges	-	5
Foreign currency losses	-	1
Adjusted EBITDA	$ 36	$ 19

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At March 31, 2017, our total liquidity, including cash on hand, was $559 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $93 million and $109 million, respectively.  As of March 31, 2017 and December 31, 2016, $66 million and $61 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4  million facility in the Netherlands and a $4 million facility in Belgium.  As of March 31, 2017, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $412 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to additional lender commitments.  As of  March 31, 2017, we had no borrowings outstanding and $466 million of Excess Availability, as defined under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2017.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The program is scheduled to expire on December 31, 2017.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the first quarter of 2017, we purchased 859,830 shares of common stock at a total cost of $18 million.  In total under this plan, we have purchased 8,537,410 shares at a total cost of $125 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$ 22	$ 58
Investing activities	(11)	38
Financing activities	(29)	(46)
Net (decrease) increase in cash and cash equivalents	$ (18)	$ 50

Operating Activities

Net cash provided by operating activities was $22 million during the three months ended March 31, 2017 compared to $58 million during the three months ended March 31, 2016.  The decrease in cash provided by operations was primarily the result of modest working capital expansion in response to the increase in sales activity for the first quarter of 2017 as compared to a working capital contraction in the first quarter of 2016.  Working capital growth used cash of $8 million in the first three months of 2017 compared to providing cash of $45  million in the first three months of 2016.  In particular, growth in accounts receivable utilized $75 million of cash in the first quarter as a result of the 20% increase in sales relative to the previous quarter.  This use of cash was offset by $74 million generated from an increase in accounts payable, which was attributable to the timing of payments to our suppliers.

Investing Activities

Net cash used in investing activities was $11 million for the three months ended March 31, 2017, compared to $38 million provided by investing activities for the three months ended March 31, 2016.  The $49 million increase in cash used in investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line in February 2016.  Our capital expenditures were $11 million and $10 million for the three months ended March 31, 2017 and 2016, respectively. We expect capital expenditures in 2017 to be approximately  $35 million which includes our ongoing implementation of a new information technology system in the international segment.

Financing Activities

Net cash used in financing activities was $29 million for the three months ended March 31, 2017 compared to $46 million for the three months ended March 31, 2016.  The $17 million decrease in cash used in financing activities was the result of our share repurchase activity.   In the  first three months of 2017 and 2016, we used $18 million and $38 million to fund purchases of our common stock, respectively.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations.  For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility.  There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2017, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first three months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016  under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31	-	$ -	-	$ 17,676,498
Feb 1 - Feb 28	254,353	$ 20.67	210,221	$ 13,323,473
Mar 1 - Mar 31	652,851	$ 20.47	649,609	$ -
	907,204

(1) We purchased 47,374 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 859,830 shares during the period as part of a share repurchase program authorized by the Company's board in November 2015.  The plan allows for purchases of common stock up to $100 million and is scheduled to expire in December 2017. In November 2016, the  Company's board approved an increase in the plan to $125 million.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  May 5, 2017