Form 10-Q
period 2017-06-30
MRC GLOBAL INC.
filed 2017-08-04
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 94,492,896 shares of the registrant’s common stock (excluding 286,481 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 28, 2017.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$ 37	$ 109
Accounts receivable, net	522	399
Inventories, net	592	561
Other current assets	47	48
Total current assets	1,198	1,117

Other assets	21	19

Property, plant and equipment, net	138	135

Intangible assets:
Goodwill, net	485	482
Other intangible assets, net	390	411

	$ 2,232	$ 2,164

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 388	$ 314
Accrued expenses and other current liabilities	114	111
Current portion of long-term debt	8	8
Total current liabilities	510	433

Long-term obligations:
Long-term debt, net	402	406
Deferred income taxes	177	184
Other liabilities	23	23

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
103,030,267 and 102,529,637 issued, respectively	1	1
Additional paid-in capital	1,683	1,677
Retained deficit	(574)	(574)
Less: Treasury stock at cost: 8,537,410 and 7,677,580 shares, respectively	(125)	(107)
Accumulated other comprehensive loss	(220)	(234)
	765	763
	$ 2,232	$ 2,164
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Sales	$ 922	$ 746	$ 1,784	$ 1,529
Cost of sales	773	621	1,495	1,271
Gross profit	149	125	289	258
Selling, general and administrative expenses	132	135	258	272
Operating income (loss)	17	(10)	31	(14)
Other expense:
Interest expense	(8)	(9)	(15)	(17)
Other, net	-	-	-	(1)

Income (loss) before income taxes	9	(19)	16	(32)
Income tax expense (benefit)	3	(2)	4	(7)
Net income (loss)	6	(17)	12	(25)
Series A preferred stock dividends	6	6	12	12
Net income (loss) attributable to common stockholders	$ -	$ (23)	$ -	$ (37)

Basic income (loss) per common share	$ -	$ (0.24)	$ -	$ (0.37)
Diluted income (loss) per common share	$ -	$ (0.24)	$ -	$ (0.37)
Weighted-average common shares, basic	94.5	97.7	94.6	99.2
Weighted-average common shares, diluted	95.6	97.7	96.0	99.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net income (loss)	$ 6	$ (17)	$ 12	$ (25)

Other comprehensive income (loss)
Foreign currency translation adjustments	8	(4)	14	12
Comprehensive income (loss)	$ 14	$ (21)	$ 26	$ (13)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2017	2016

Operating activities
Net income (loss)	$ 12	$ (25)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	11	10
Amortization of intangibles	22	23
Equity-based compensation expense	9	7
Deferred income tax benefit	(7)	(5)
Amortization of debt issuance costs	2	2
Increase (decrease) in LIFO reserve	6	(4)
Foreign currency (gains) losses	(2)	2
Other	4	4
Changes in operating assets and liabilities:
Accounts receivable	(117)	104
Inventories	(33)	51
Other current assets	7	2
Income taxes payable	(12)	(6)
Accounts payable	68	(10)
Accrued expenses and other current liabilities	6	(7)
Net cash (used in) provided by operations	(24)	148

Investing activities
Purchases of property, plant and equipment	(14)	(14)
Proceeds from the disposition of non-core product line	-	48
Other investing activities	-	2
Net cash (used in) provided by investing activities	(14)	36

Financing activities
Payments on revolving credit facilities	(223)	(27)
Proceeds from revolving credit facilities	223	27
Payments on long-term obligations	(4)	(4)
Purchase of common stock	(18)	(71)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(3)	-
Net cash used in financing activities	(37)	(87)

(Decrease) increase in cash	(75)	97
Effect of foreign exchange rate on cash	3	1
Cash -- beginning of period	109	69
Cash -- end of period	$ 37	$ 167

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13	$ 16
Cash paid for income taxes	$ 22	$ 6
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017.  We have derived our condensed consolidated balance sheet as of December 31, 2016 from the audited consolidated financial statements for the year ended December 31, 2016.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard, which will supersede previous existing revenue recognition guidance. The Accounting Standards Update (“ASU”) also provides guidance on accounting for certain contract costs and requires new disclosures. During fiscal 2016, the FASB issued additional clarification guidance on the new revenue recognition standard, which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption.  To date, we have performed a formal review of contracts with 36 of our largest customers which represented 58% of 2016 revenue.  We are in the process of evaluating the impact of the new guidance based on our review of the contracts with these large customers.   The balance of our revenue is derived from thousands of customers with which we generally interact in a transactional relationship where goods are purchased from our branch locations.  Based on our analysis to date, we do not expect the guidance to have a material impact on the timing of our revenue recognition.  We plan to adopt the standard in the first quarter of 2018 and have determined that we will utilize the modified retrospective transition method.  We are still assessing the impact of the standard on our internal control processes and information systems.  However, we do not currently believe that significant modifications of our systems will be required.

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

In May 2017, the FASB issued ASU No. 2017-09,  Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting which clarifies modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and the classification of the modified award as an equity instrument or as a liability instrument are the same before and immediately after the modification. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption will be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact to its consolidated financial statements.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2017	2016
Finished goods inventory at average cost:
Line pipe	$ 139	$ 124
Valves, automation, measurement and instrumentation	240	225
All other products	320	313
	699	662
Less: Excess of average cost over LIFO cost (LIFO reserve)	(73)	(67)
Less: Other inventory reserves	(34)	(34)
	$ 592	$ 561

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

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2017	2016
Senior Secured Term Loan B, net of discount and issuance costs of $3 and $4, respectively	$ 410	$ 414
Global ABL Facility	-	-
	410	414
Less: current portion	8	8
	$ 402	$ 406

Senior Secured Term Loan B:  We have a seven year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $794 million which amortizes in equal quarterly installments of 1% per year with the balance payable in November 2019, when the facility matures.    Subject to securing additional lender commitments, the Term Loan allows for incremental increases in facility size up to an aggregate of $200 million, plus an additional amount such that the Company’s senior secured leverage ratio (as defined under the Term Loan) would not exceed 3.50 to 1.00.  MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S.

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

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 5.57% as of June 30, 2017 and 5.51% at December 31, 2016.

Global ABL Facility:  We have a $1.05  billion multi-currency global asset-based revolving credit facility (the “Global ABL Facility”) that matures in July 2019. This facility is comprised of $977 million in revolver commitments in the United States, $30 million in Norway, $20 million in Canada, $5 million in the United Kingdom, $10 million in Australia, $4 million in the Netherlands and $4 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.  MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $505 million as of June 30, 2017.

NOTE 4 – INCOME TAXES

In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which simplified the accounting for taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies are no longer recorded in additional paid-in capital (“APIC”), and APIC pools are eliminated.  Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are presented as operating activities rather than financing activities in the statement of cash flows.    For the three and six months ended June 30, 2017, we recorded a tax benefit of $0 million and $2 million, respectively, related to the vesting of stock awards. The impacts of this standard are reflected in the consolidated financial statements on a prospective basis.

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three and six months ended June 30, 2017 were 33% and 25%, respectively. The effective tax rates for the three and six months ended June 30, 2016 were 11% and 22%, respectively.  Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.  The effective tax rate for the six months ended June 30, 2017 was lower than our U.S. federal statutory rate primarily due to the discrete impact of the implementation of ASU 2016-09 and a benefit related to foreign currency exchange losses.  Our 2016 effective tax rates were significantly lower than our U.S. federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  In the first quarter of 2017, the Company completed the repurchase of all shares authorized under the program.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Number of shares acquired on the open market	-	2,399,400	859,830	5,278,274
Average price per share	$ -	$ 13.82	$ 20.54	$ 13.59
Total cost of acquired shares (in millions)	$ -	$ 33	$ 18	$ 71

In total, we have acquired 8,537,410 shares under this program at an average price per share of $14.64 for a total cost of $125 million.  There were 94,492,857 shares of common stock outstanding as of June 30, 2017.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year  anniversary of the grant date. In 2017,  164,098 performance share unit awards, 543,319 restricted stock units,  and 63,272 shares of restricted stock have been granted to employees and members of our board of directors.  To date, since the plan’s inception in 2011, before consideration of forfeitures, 5,858,998 shares have been granted to management, members of our board of directors and key employees under this plan.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2017	2016

Currency translation adjustments	$ (219)	$ (233)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (220)	$ (234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net income (loss)	$ 6	$ (17)	$ 12	$ (25)
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income (loss) attributable to common stockholders	$ -	$ (23)	$ -	$ (37)

Weighted average basic shares outstanding	94.5	97.7	94.6	99.2
Effect of dilutive securities	1.1	-	1.4	-
Weighted average diluted shares outstanding	95.6	97.7	96.0	99.2

Net income (loss) per share:
Basic	$ -	$ (0.24)	$ -	$ (0.37)
Diluted	$ -	$ (0.24)	$ -	$ (0.37)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive.  For the three and six months ended June 30, 2017, all of the shares of the Preferred Stock were anti-dilutive.  For the three and six months ended June 30, 2017, we had approximately 2.1 million anti-dilutive stock options. For the three and six months ended June 30, 2016, we had approximately 3.7 million anti-dilutive stock options. There were 0.8 million and 0.7 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and six months ended June 30, 2016, respectively.

NOTE 7 – SEGMENT INFORMATION

Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) markets. Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Sales
U.S.	$ 720	$ 551	$ 1,386	$ 1,157
Canada	69	54	146	118
International	133	141	252	254
Consolidated sales	$ 922	$ 746	$ 1,784	$ 1,529

Operating income (loss)
U.S.	$ 21	$ (2)	$ 32	$ 2
Canada	1	(2)	4	(3)
International	(5)	(6)	(5)	(13)
Total operating income (loss)	17	(10)	$ 31	$ (14)

Interest expense	(8)	(9)	(15)	(17)
Other, net	-	-	-	(1)
Income (loss) before income taxes	$ 9	$ (19)	$ 16	$ (32)

			June 30,	December 31,
			2017	2016
Total assets
U.S.			$ 1,886	$ 1,862
Canada			145	139
International			201	163
Total assets			$ 2,232	$ 2,164

 Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2017	2016	2017	2016

Valves, automation, measurement and instrumentation	$ 327	$ 299	$ 649	$ 598
Line pipe	170	96	316	228
Gas products	143	108	277	208
Carbon steel fittings and flanges	139	116	262	236
Stainless steel and alloy pipe and fittings	50	47	91	95
Other	93	80	189	164
	$ 922	$ 746	$ 1,784	$ 1,529

NOTE 8 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of June 30, 2017, we do not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $54 million and $36 million at June 30, 2017 and December 31, 2016, respectively.  We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of June 30, 2017 and December 31, 2016.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $410 million and $414 million at June 30, 2017 and December 31, 2016, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $417 million at June 30, 2017 and December 31, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of June 30, 2017, we are named a defendant in approximately 508 lawsuits involving approximately 1,128 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

In June 2017, Midfield and Europump and certain individual defendants and related entities settled the case.  As part of the settlement, MRC Global (Canada) ULC agreed to pay $6 million in exchange for a release from Weatherford and agreement to dismiss the case.  The Company had previously recorded a reserve of $3 million.  As a result of the settlement, an additional charge of $3 million was recorded in the second quarter of 2017.

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

Recent Trends and Outlook

During the first six months of 2017, the average oil price of West Texas Intermediate (“WTI”) increased to $49.85 per barrel from $39.55 per barrel in the first six months of 2016. Natural gas prices increased to an average price of $3.05/Mcf (Henry Hub) for the first six months of 2017 compared to $2.07/Mcf (Henry Hub) for the first six months of 2016.    North American drilling rig activity increased 73% in the first six months of 2017 as compared to the first six months of 2016.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale oil, at a pace exceeding demand growth.  This increase combined with a hesitance on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production triggered a dramatic decline in oil prices that began in late 2014 and continued throughout 2016.  This low price environment, in turn, resulted in a dramatic decline in E&P capital spending by our customers, which directly impacts our business.  In 2016, customer spending fell by 27%, following a 21% decline in 2015, which brought spending to its lowest levels since 2009.  This marked the first time in nearly 30 years that global spending has been down in consecutive years.  However, since its November 2016 announcement, OPEC has attempted to enforce production cuts and we are encouraged by recent improvements in oil prices and drilling activity and expect 2017 revenue to be higher than 2016.  Prominent E&P spending surveys, which include many of our customers, indicate that 2017 spending will increase in North America with additional growth in 2018 and 2019, while forecasts outside of North America are more subdued.  We expect our business to follow the same trend.  However, in the short-term, oil prices remain volatile and changes in oil prices could impact customer spending levels.

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

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
U.S.	$ 564	$ 472	$ 376
Canada	34	36	34
International	229	241	247
	$ 827	$ 749	$ 657

Approximately 21% and 28% of our June 30, 2017 and December 31, 2016 ending backlog, respectively, was associated with one customer in our U.S. segment as the result of a significant ongoing customer project.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Average Rig Count (1):
United States	895	422	819	483
Canada	117	48	206	108
International	958	943	948	979
Total	1,970	1,413	1,973	1,570
Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 48.10	$ 45.46	$ 49.85	$ 39.55
Brent crude oil (per barrel)	$ 49.55	$ 45.57	$ 51.57	$ 39.80
Natural gas ($/Mcf)	$ 3.08	$ 2.15	$ 3.05	$ 2.07

Average Monthly U.S. Well Permits (3)	3,482	2,048	3,391	2,051
3:2:1 Crack Spread (4)	$ 17.04	$ 17.12	$ 16.38	$ 16.29
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The breakdown of our sales by sector for the three months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended
	June 30, 2017		June 30, 2016
Upstream	$ 258	28%	$ 211	28%
Midstream	420	46%	292	39%
Downstream	244	26%	243	33%
	$ 922	100%	$ 746	100%

For the three months ended June 30, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2017	2016	$ Change	% Change
Sales:
U.S.	$ 720	$ 551	$ 169	31%
Canada	69	54	15	28%
International	133	141	(8)	(6%)
Consolidated	$ 922	$ 746	$ 176	24%

Operating income (loss):
U.S.	$ 21	$ (2)	$ 23	N/M
Canada	1	(2)	3	N/M
International	(5)	(6)	1	(17%)
Consolidated	17	(10)	27	N/M

Interest expense	(8)	(9)	1	(11%)
Other income (expense)	-	-	-	N/M
Income tax (expense) benefit	(3)	2	(5)	N/M
Net income (loss)	6	(17)	23	N/M
Series A preferred stock dividends	6	6	-	0%
Net income (loss) attributable to common stockholders	$ -	$ (23)	$ 23	N/M

Gross profit	$ 149	$ 125	$ 24	19%
Adjusted Gross Profit (1)	$ 171	$ 140	$ 31	22%
Adjusted EBITDA (1)	$ 44	$ 15	$ 29	193%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 18-20 herein.

Sales.    Sales include the revenue recognized from the sale of products we distribute,  services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $922 million for the three months ended June 30, 2017 as compared to $746 million for the three months ended June 30, 2016,  an increase of $176 million, or 24%.

U.S. Segment—Our U.S. sales increased to $720 million for the three months ended June 30, 2017 from $551 million for the three months ended June 30, 2016. This $169 million, or 31%, increase reflected a $60 million increase in the upstream sector, a $103 million increase in the midstream sector and a $6 million increase in the downstream sector.  The increase in the midstream sector is related to a large, ongoing transmission project with one of our customers and the increase in the upstream sector is related to the increase in rig count and well completions.

Canada Segment—Our Canada sales increased to $69 million for the three months ended June 30, 2017 from $54 million for the three months ended June 30, 2016.  This $15 million, or 28%, increase was primarily due to the upstream business as a result of an increase in rig count and a milder spring break-up compared to a year ago.  Canadian sales were unfavorably impacted by $3 million, or 6%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $133 million for the three months ended June 30, 2017 from $141 million for the same period in 2016.   The $8 million, or 6%,  decrease was primarily due to a $26 million decrease in the upstream business, related to one of our project customers in Norway, and a $7 million decrease in the downstream business offset by a $25 million Australian line pipe contract in the midstream sector.  The impact of the decline in foreign currencies in areas where we operate outside of the U.S. dollar was a $3 million, or 2%, reduction in sales.

Gross Profit.    Our gross profit was $149 million  (16.2% of sales) for the three months ended June 30, 2017 as compared to $125 million  (16.8% of sales) for the three months ended June 30, 2016.  The $24 million increase was primarily attributable to the increase in sales volumes.  The reduction in gross profit percentage for the three months ended June 30, 2017 compared to the same period in 2016 was the result of the lower margin nature of the large midstream projects in the U.S. and International segments.  In addition, our last-in, first-out (“LIFO”) inventory costing methodology resulted in an increase in cost of sales of $5 million and a reduction of cost of sales of $1 million in the second quarter of 2017 and 2016, respectively.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $7 million for each of the three months ended June 30, 2017 and 2016.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $171 million (18.5% of sales) for the three months ended              June 30, 2017 from $140 million  (18.8% of sales) for the three months ended June 30, 2016,  an increase of $31 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2017	of Revenue*	2016	of Revenue*
Gross profit, as reported	$ 149	16.2%	$ 125	16.8%
Depreciation and amortization	6	0.7%	5	0.7%
Amortization of intangibles	11	1.2%	11	1.5%
Increase (decrease) in LIFO reserve	5	0.5%	(1)	(0.1%)
Adjusted Gross Profit	$ 171	18.5%	$ 140	18.8%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $132 million for the three months ended June 30, 2017 as compared to $135 million for the three months ended June 30, 2016.   Severance and restructuring charges for the three months ended June 30, 2016 totaled $4 million. No such expenses were incurred for the three months ending June 30, 2017.

Operating Income (Loss).   Operating income was $17 million for the three months ended June 30, 2017, as compared to a $10 million operating loss for the three months ended June 30, 2016, an improvement of $27 million.

U.S. Segment—Operating income for our U.S. segment was $21 million for the three months ended June 30, 2017 compared to a $2 million operating loss for the three months ended June 30, 2016.  The $23 million increase in operating income was primarily driven by higher sales.  Severance costs included in operating expenses were $2 million for the three months ended June 30, 2016.  No such expenses were incurred for the three months ending June 30, 2017.

Canada Segment—Operating income for our Canada segment was $1 million for the three months ended June 30, 2017 as compared to  a $2 million operating loss for the three months ended June 30, 2016.  The $3 million increase was a result of higher sales volume.

International Segment—Our International segment incurred an operating loss of $5 million for the three months ended June 30, 2017 as compared to an operating loss of $6 million for the three months ended June 30, 2016.  The improvement of $1 million was the result of lower SG&A including severance costs offset by the reduction in sales.    Severance costs included in operating expenses were $0 million and $2 million for the three months ended June 30, 2017 and 2016, respectively.

Interest Expense.   Our interest expense was $8 million for the three month period ended June 30, 2017 as compared to $9 million for the three months ended June 30, 2016.  This represented a decrease of $1 million resulting from lower average debt levels.

Other Income (Expense).   Our other income was $0 million for the three month periods ended June 30, 2017 and 2016.    For the three months ended June 30, 2017, other expense included a $3 million charge associated with the settlement of a litigation matter offset by $2 million of foreign currency gains.

Income Tax (Expense)  Benefit.   Our income tax expense was $3 million for the three months ended June 30, 2017 as compared to  a $2 million benefit for the three months ended June 30, 2016.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates were 33% and 11% for the three months ended June 30, 2017 and 2016, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.    The 2016 effective tax rate was significantly lower than our federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

Net Income (Loss).   Our net income was $6  million for the three months ended June 30, 2017 as compared to  a net loss of  $17 million for the three months ended June 30, 2016,  an increase of $23 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $ 44million  (4.8% of sales) for the three months ended June 30, 2017 as compared to $15 million (2.0% of sales) for the three months ended June 30, 2016.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income (loss), as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2017	2016
Net income (loss)	$ 6	$ (17)
Income tax expense (benefit)	3	(2)
Interest expense	8	9
Depreciation and amortization	6	5
Amortization of intangibles	11	11
Increase (decrease) in LIFO reserve	5	(1)
Change in fair value of derivative instruments	(1)	1
Equity-based compensation expense	5	4
Severance and restructuring charges	-	4
Litigation settlement	3	-
Foreign currency (gains) losses	(2)	1
Adjusted EBITDA	$ 44	$ 15

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The breakdown of our sales by sector for the six months ended June 30, 2017 and 2016 was as follows (in millions):

	Six Months Ended
	June 30, 2017		June 30, 2016
Upstream	$ 503	28%	$ 442	29%
Midstream	791	44%	570	37%
Downstream	490	28%	517	34%
	$ 1,784	100%	$ 1,529	100%

For the six months ended June 30, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2017	2016	$ Change	% Change
Sales:
U.S.	$ 1,386	$ 1,157	$ 229	20%
Canada	146	118	28	24%
International	252	254	(2)	(1%)
Consolidated	$ 1,784	$ 1,529	$ 255	17%

Operating income (loss):
U.S.	$ 32	$ 2	$ 30	N/M
Canada	4	(3)	7	N/M
International	(5)	(13)	8	(62%)
Consolidated	31	(14)	45	N/M

Interest expense	(15)	(17)	2	(12%)
Other income (expense)	-	(1)	1	N/M
Income tax (expense) benefit	(4)	7	(11)	N/M
Net income (loss)	12	(25)	37	N/M
Series A preferred stock dividends	12	12	-	0%
Net income (loss) attributable to common stockholders	$ -	$ (37)	$ 37	N/M

Gross profit	$ 289	$ 258	$ 31	12%
Adjusted Gross Profit (1)	$ 328	$ 287	$ 41	14%
Adjusted EBITDA (1)	$ 80	$ 34	$ 46	135%

 (1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.   Our sales were $1,784 million for the six months ended June 30, 2017 as compared to $1,529 million for the six months ended June 30, 2016, an increase of $255 million, or 17%.

U.S. Segment—Our U.S. sales increased to  $1,386 million for the six months ended June 30, 2017 from $1,157 million for the six months ended June 30, 2016. This $229 million, or 20%, increase reflected a $69 million increase in the upstream sector, a $185 million increase in the midstream sector and a $25 million decrease in the downstream sector.  The increase in the midstream sector is primarily related to a large, ongoing transmission project with one of our customers while the decrease in the downstream sector was a result of the conclusion of a large petrochemical project.  The increase in the upstream sector is related to the increase in rig count and well completions.

Canada Segment—Our Canada sales increased to $146 million for the six months ended June 30, 2017 from $118 million for the six months ended June 30, 2016.  This $28 million, or 24%, increase was primarily due to the increase in the upstream business.

International Segment—Our International sales decreased to $252 million for the six months ended June 30, 2017 from $254 million for the same period in 2016.   The $2 million, or 1%, decrease was due to the impact of the decline in foreign currencies in areas where we operate outside of the U.S. dollar, which was a $4 million, or 2%, reduction in sales.

Gross Profit.    Our gross profit was $289 million  (16.2% of sales) for the six months ended June 30, 2017 as compared to $258 million  (16.9% of sales) for the six months ended June 30, 2016.  The $31 million increase was primarily attributable to the increase in sales volumes.  The reduction in gross profit percentage for the six months ended June 30, 2017 compared to the same period in 2016 was the result of the lower margin nature of the large midstream projects in the U.S. and International segments.  In addition, our LIFO inventory costing methodology resulted in an increase in cost of sales of $6 million and a reduction  in cost of sales of $4 million in the first half of 2017 and 2016, respectively.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs  were $14 million and $15 million for the six months ended June 30, 2017 and 2016, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $328 million (18.4% of sales) for the six months ended June 30, 2017 from $287 million  (18.8% of sales) for the six months ended June 30, 2016,  an increase of $41 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2017	of Revenue*	2016	of Revenue
Gross profit, as reported	$ 289	16.2%	$ 258	16.9%
Depreciation and amortization	11	0.6%	10	0.7%
Amortization of intangibles	22	1.2%	23	1.5%
Increase (decrease) in LIFO reserve	6	0.3%	(4)	(0.3%)
Adjusted Gross Profit	$ 328	18.4%	$ 287	18.8%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $258 million for the six months ended June 30, 2017 as compared to $272 million for the six months ended June 30, 2016. The $14 million decline in SG&A is attributable to 2016 cost reduction measures including headcount reductions and associated severance costs. Severance and restructuring charges for the six months ended June 30, 2016 totaled $9 million. No such expenses were incurred for the six months ending June 30, 2017.

Operating Income (Loss).   Operating income was $31 million for the six months ended June 30, 2017, as compared to  a

$14 million operating loss for the six months ended June 30, 2016, an improvement of $45  million.

U.S. Segment—Operating income for our U.S. segment was $32 million for the six months ended June 30, 2017 compared to $2 million for the six months ended June 30, 2016.  The $30 million increase was primarily driven by higher sales.  Severance costs included in operating expenses were $4 million for the six months ended June 30, 2016.  No such expenses were incurred for the six months ending June 30, 2017.

Canada Segment—Operating income for our Canada segment was $4 million for the six months ended June 30, 2017 as compared to a $3 million operating loss for the six months ended June 30, 2016.  The $7 million increase was a result of higher sales volume.

International Segment—Our International segment incurred an operating loss of $5 million for the six months ended June 30, 2017 as compared to an operating loss of $13 million for the six months ended June 30, 2016.  The improvement of $8 million was the result of lower SG&A attributable to 2016 cost reduction measures including headcount reductions and associated severance costs.    Severance costs included in operating expenses were $0 million and $4 million for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense.   Our interest expense was $15 million for the six month period ended June 30, 2017 as compared to $17 million for the six months ended June 30, 2016.  This represented a decrease of $2 million resulting from lower average debt levels.

Other Income (Expense).   Our other income was $0 million for the six month period ended June 30, 2017 as compared to expense of $1 million for the six month period ended June 30, 2016.  For the six months ended June 30, 2017, other expense included a $3 million charge associated with the settlement of a litigation matter offset by $2 million of foreign currency gains.

Income Tax  (Expense) Benefit.   Our income tax expense was $4 million for the six months ended June 30, 2017 as compared to a benefit of $7 million for the six months ended June 30, 2016.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates were 25% and 22% for the six months ended June 30, 2017 and 2016, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.     In the first six months of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which requires all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement on a prospective basis.  In the first six months of 2017, we recorded a tax benefit of $2 million related to the vesting of stock awards.    The 2017 effective tax rate is lower than our federal statutory rate primarily due to this discrete tax benefit and a benefit related to foreign currency exchange losses. The 2016 effective tax rate was significantly lower than our federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

Net Income (Loss).   Our net income was $12  million for the six months ended June 30, 2017 as compared to a net loss of  $25 million for the six months ended June 30, 2016, an improvement of $37 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $80 million (4.5% of sales) for the six months ended June 30, 2017 as compared to $34 million (2.2% of sales) for the six months ended June 30, 2016.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income (loss), as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2017	2016
Net income (loss)	$ 12	$ (25)
Income tax expense (benefit)	4	(7)
Interest expense	15	17
Depreciation and amortization	11	10
Amortization of intangibles	22	23
Increase (decrease) in LIFO reserve	6	(4)
Change in fair value of derivative instruments	-	2
Equity-based compensation expense	9	7
Severance and restructuring charges	-	9
Litigation settlement	3	-
Foreign currency (gains) losses	(2)	2
Adjusted EBITDA	$ 80	$ 34

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At June 30, 2017, our total liquidity, including cash on hand, was $542 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $37 million and $109 million, respectively.  As of June 30, 2017 and December 31, 2016, $37 million and $61 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in November 2019 with an original principal amount of $794 million and a five-year $1.05 billion Global ABL Facility that provides a $977 million facility in the United States, a $30 million facility in Norway, a $20 million facility in Canada, a $10 million facility in Australia, a $5 million facility in the United Kingdom, a $4  million facility in the Netherlands and a $4 million facility in Belgium.  As of June 30, 2017, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $410 million.  The Global ABL Facility matures in July 2019.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $300 million, subject to securing additional lender commitments.  As of  June 30, 2017, we had no borrowings outstanding and $505 million of Excess Availability, as defined under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2017.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may, from time to time, seek to raise additional debt or equity financing or re-price or refinance existing debt in the public or private markets, based on market conditions.  Any such capital markets activities would be subject to market conditions, reaching final agreement with lenders or investors, and  other factors, and there can be no assurance that we would successfully consummate any such transactions.

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.  During the first quarter of 2017, we purchased 859,830 shares of common stock at a total cost of $18 million, which completed the repurchase of all shares authorized under the program.  In total under this plan, we have purchased 8,537,410 shares at a total cost of $125 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$ (24)	$ 148
Investing activities	(14)	36
Financing activities	(37)	(87)
Net (decrease) increase in cash and cash equivalents	$ (75)	$ 97

Operating Activities

Net cash used in operating activities was $24 million during the six months ended June 30, 2017 compared to $148 million provided by operating activities during the six months ended June 30, 2016.  The decrease in cash provided by operations was primarily the result of working capital expansion in response to the increase in sales activity in the first six months of 2017 as compared to a working capital contraction in the first six months of 2016.  Working capital growth used cash of $81 million in the first six months of 2017 compared to providing cash of $134  million in the first six months of 2016.  In particular, growth in accounts receivable utilized $117  million of cash in the first six months of 2017 as a result of the 17% increase in sales relative to the first six months of 2016 when accounts receivable contraction provided cash of $104 million.  This use of cash was offset by $68 million generated from an increase in accounts payable, which was attributable to higher purchasing activities and the timing of payments to our suppliers.

Investing Activities

Net cash used in investing activities was $14 million for the six months ended June 30, 2017, compared to $36 million provided by investing activities for the six months ended June 30, 2016.  The $50 million increase in cash used in investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line in February 2016.  Our capital expenditures were $14 million for each of the six months ended June 30, 2017 and 2016. We expect capital expenditures in 2017 to be approximately $45 million which includes our ongoing implementation of a new information technology system in the international segment and the build out of our new regional distribution center in LaPorte, Texas.

Financing Activities

Net cash used in financing activities was $37 million for the six months ended June 30, 2017 compared to $87 million for the six months ended June 30, 2016   In the first six months of 2017 and 2016, we used $18 million and $71 million to fund purchases of our common stock, respectively.

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

As of June 30, 2017, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

The Company has undertaken a multi-year enterprise resource planning (“ERP”) project to migrate certain systems to SAP software.  During the second quarter of 2016, we completed the SAP implementation in our Asia Pacific-based businesses. During the second quarter of 2017, we completed the implementation effort in our European and Middle Eastern businesses.  The implementation in our Nordic businesses is expected to occur in the third quarter of 2017. As a part of these implementations, various controls over financial reporting for the international segment changed.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first six months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	12,475	$ 18.23	-	$ -
May 1 - May 31	-	$ -	-	$ -
Jun 1 - Jun 30	16	$ 17.25	-	$ -
	12,491

(1) We purchased 12,491 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  August 4, 2017