Form 10-Q
period 2017-09-30
MRC GLOBAL INC.
filed 2017-11-03
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 94,533,513 shares of the registrant’s common stock (excluding 284,786 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 27, 2017.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$ 40	$ 109
Accounts receivable, net	578	399
Inventories, net	649	561
Other current assets	40	48
Total current assets	1,307	1,117

Other assets	20	19

Property, plant and equipment, net	144	135

Intangible assets:
Goodwill, net	486	482
Other intangible assets, net	379	411

	$ 2,336	$ 2,164

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$ 449	$ 314
Accrued expenses and other current liabilities	115	111
Current portion of long-term debt	3	8
Total current liabilities	567	433

Long-term obligations:
Long-term debt, net	444	406
Deferred income taxes	172	184
Other liabilities	22	23

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
103,051,858 and 102,529,637 issued, respectively	1	1
Additional paid-in capital	1,686	1,677
Retained deficit	(577)	(574)
Less: Treasury stock at cost: 8,537,410 and 7,677,580 shares, respectively	(125)	(107)
Accumulated other comprehensive loss	(209)	(234)
	776	763
	$ 2,336	$ 2,164
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Sales	$ 959	$ 793	$ 2,743	$ 2,322
Cost of sales	807	705	2,302	1,976
Gross profit	152	88	441	346
Selling, general and administrative expenses	130	124	388	396
Operating income (loss)	22	(36)	53	(50)
Other expense:
Interest expense	(9)	(9)	(24)	(26)
Write off of debt issuance costs	(8)	-	(8)	-
Other, net	-	3	-	2

Income (loss) before income taxes	5	(42)	21	(74)
Income tax expense (benefit)	2	(2)	6	(9)
Net income (loss)	3	(40)	15	(65)
Series A preferred stock dividends	6	6	18	18
Net loss attributable to common stockholders	$ (3)	$ (46)	$ (3)	$ (83)

Basic loss per common share	$ (0.03)	$ (0.48)	$ (0.03)	$ (0.85)
Diluted loss per common share	$ (0.03)	$ (0.48)	$ (0.03)	$ (0.85)
Weighted-average common shares, basic	94.5	95.9	94.6	98.1
Weighted-average common shares, diluted	94.5	95.9	94.6	98.1

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net income (loss)	$ 3	$ (40)	$ 15	$ (65)

Other comprehensive income
Foreign currency translation adjustments	11	-	25	12
Comprehensive income (loss)	$ 14	$ (40)	$ 40	$ (53)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Operating activities
Net income (loss)	$ 15	$ (65)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	16	16
Amortization of intangibles	34	35
Equity-based compensation expense	12	9
Deferred income tax benefit	(13)	(12)
Amortization of debt issuance costs	3	3
Write off of debt issuance costs	8	-
Increase (decrease) in LIFO reserve	19	(7)
Inventory-related charges	-	45
Foreign currency (gains) losses	(2)	1
Other	3	4
Changes in operating assets and liabilities:
Accounts receivable	(165)	88
Inventories	(100)	119
Other current assets	15	1
Accounts payable	127	11
Accrued expenses and other current liabilities	(9)	(18)
Net cash (used in) provided by operations	(37)	230

Investing activities
Purchases of property, plant and equipment	(23)	(24)
Proceeds from the disposition of property, plant and equipment	-	1
Proceeds from the disposition of non-core product line	-	48
Net cash (used in) provided by investing activities	(23)	25

Financing activities
Payments on revolving credit facilities	(468)	(32)
Proceeds from revolving credit facilities	518	32
Payments on long-term obligations	(18)	(6)
Debt issuance costs paid	(7)	-
Purchase of common stock	(18)	(88)
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(3)	-
Net cash used in financing activities	(14)	(112)

(Decrease) increase in cash	(74)	143
Effect of foreign exchange rate on cash	5	1
Cash -- beginning of period	109	69
Cash -- end of period	$ 40	$ 213

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 21	$ 23
Cash paid for income taxes	$ 33	$ 8
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017.  We have derived our condensed consolidated balance sheet as of December 31, 2016 from the audited consolidated financial statements for the year ended December 31, 2016.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard, which will supersede previous existing revenue recognition guidance. The Accounting Standards Update (“ASU”) also provides guidance on accounting for certain contract costs and requires new disclosures. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard, which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption.  We have completed a formal review of contracts with 36 of our largest customers, based on revenue, which represented 58% of 2016 revenue.  This review encompassed customers from a wide variety of end markets and geographies and involved inquiry of sales and operations personnel responsible for servicing these accounts in addition to review of the contracts.  The balance of our revenue is derived from thousands of customers with which we generally interact in a transactional relationship where goods are purchased from our branch locations.  Based on our analysis to date, we do not expect the guidance to have a material impact on the timing of our revenue recognition; however, our disclosures will be expanded to address the qualitative and quantitative requirements of the new standard.  We expect to finalize our analysis and related documentation and to adopt the standard in the first quarter of 2018 and have determined that we will utilize the modified retrospective transition method.  We are still assessing the impact of the standard on our internal control processes and information systems.  However, we do not currently believe that significant modifications of our systems will be required.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting which clarifies modification accounting for share-based payment awards should not be applied if the fair value, vesting conditions, and the classification of the modified award as an equity instrument or as a liability instrument are the same before and immediately after the modification. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption will be applied prospectively to awards modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

NOTE 2 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2017	2016
Finished goods inventory at average cost:
Line pipe	$ 158	$ 124
Valves, automation, measurement and instrumentation	250	225
All other products	362	313
	770	662
Less: Excess of average cost over LIFO cost (LIFO reserve)	(86)	(67)
Less: Other inventory reserves	(35)	(34)
	$ 649	$ 561

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

In the third quarter of 2016, we incurred inventory-related charges totaling $45 million.  These charges reflected adjustments necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our market outlook for certain products at that time.  This amount included $24 million in the International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  Reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

NOTE 3 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2017	2016
Senior Secured Term Loan B, net of discount and issuance costs of $3 and $4, respectively	$ 397	$ 414
Global ABL Facility	50	-
	447	414
Less: current portion	3	8
	$ 444	$ 406

Senior Secured Term Loan B:    In September 2017, the Company entered into a Refinancing Amendment and Successor Administrative Agent Agreement relating to the Term Loan Credit Agreement, dated as of November 9, 2012, by and among the Company, MRC Global (US) Inc., as the borrower, the other subsidiaries of the Company from time to time party thereto as guarantors, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee. Pursuant to the amendment, the parties thereto agreed to appoint JPMorgan Chase Bank, N.A. as the new administrative agent for the lenders.  As amended, the Term Loan Agreement provides for a $400 million seven-year Term Loan B (the “Term Loan”) which matures in September 2024.    The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00.  MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, as defined in the Term Loan, (reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00 and 0% if our first lien leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

The interest rate for the Term Loan, including the amortization of original issue discount and debt issuance costs, was 4.85% as of September 30, 2017 and 5.51% at December 31, 2016.

Global ABL Facility:  In September 2017, the Company entered into a Third Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, the subsidiaries of the Company from time to time party thereto as borrowers and guarantors, the several lenders from time to time party thereto and Bank of America, N.A. as administrative agent, security trustee and collateral agent.    As part of the amendment, the multi-currency global asset-based revolving credit facility was re-sized to $800 million from $1.05 billion and the maturity was extended to September 2022 from July 2019.   This facility is comprised of $675 million in revolver commitments in the United States, $65 million in Canada,  $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments.  MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $489 million as of September 30, 2017.

The interest rate for the Global ABL Facility was 4.92% as of September 30, 2017.  We had no borrowings on our Global ABL Facility at December 31, 2016.

NOTE 4 – INCOME TAXES

In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which simplified the accounting for taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies are no longer recorded in additional paid-in capital (“APIC”), and APIC pools are eliminated.  Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are presented as operating activities rather than financing activities in the statement of cash flows.    For the three and nine months

ended September 30, 2017, we recorded a tax benefit of $0 million and $2 million, respectively, related to the vesting of stock awards. The impacts of this standard are reflected in the consolidated financial statements on a prospective basis.

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2017 were 40% and 29%, respectively. The effective tax rates for the three and nine months ended September 30, 2016 were 5% and 12%, respectively.  Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.  The effective tax rate for the nine months ended September 30, 2017 was lower than our U.S. federal statutory rate primarily due to the discrete impact of the implementation of ASU 2016-09 and a benefit related to foreign currency exchange losses.  Our 2016 effective tax rates were significantly lower than our U.S. federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after the fifth anniversary of the initial issuance of the Preferred Stock, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock, subject to certain redemption price adjustments on the basis of the date of the conversion. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Number of shares acquired on the open market	-	1,121,111	859,830	6,399,385
Average price per share	$ -	$ 14.92	$ 20.54	$ 13.82
Total cost of acquired shares (in millions)	$ -	$ 17	$ 18	$ 88

In total, we have acquired 8,537,410 shares under this program at an average price per share of $14.64 for a total cost of $125 million.  There were 94,514,448 shares  of common stock outstanding as of September 30, 2017.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs ratably over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2017,  164,098 performance share unit awards, 544,918 restricted stock units,  and 63,272 shares of restricted stock have been granted to employees and members of our board of directors.  To date, since the plan’s inception in 2011, before consideration of forfeitures, 5,860,597 shares have been granted to management, members of our board of directors and key employees under this plan.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2017	2016

Currency translation adjustments	$ (208)	$ (233)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$ (209)	$ (234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net income (loss)	$ 3	$ (40)	$ 15	$ (65)
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net loss attributable to common stockholders	$ (3)	$ (46)	$ (3)	$ (83)

Weighted average basic shares outstanding	94.5	95.9	94.6	98.1
Effect of dilutive securities	-	-	-	-
Weighted average diluted shares outstanding	94.5	95.9	94.6	98.1

Net loss per share:
Basic	$ (0.03)	$ (0.48)	$ (0.03)	$ (0.85)
Diluted	$ (0.03)	$ (0.48)	$ (0.03)	$ (0.85)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive.  For the three and nine months ended September 30, 2017 and 2016, all of the shares of the Preferred Stock were anti-dilutive.  For the three and nine months ended September 30, 2017, we had approximately 3.6 million and 2.1 million anti-dilutive stock options, respectively.  For the three and nine months ended September 30, 2016, we had approximately 3.7 million and 3.6 million anti-dilutive stock options, respectively.  There were 1.2 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2017. There were 1.0 million and 0.8 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2016 respectively.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Sales
U.S.	$ 759	$ 590	$ 2,145	$ 1,747
Canada	77	70	223	188
International	123	133	375	387
Consolidated sales	$ 959	$ 793	$ 2,743	$ 2,322

Operating income (loss)
U.S.	$ 21	$ (4)	$ 53	$ (2)
Canada	4	(4)	8	(7)
International	(3)	(28)	(8)	(41)
Total operating income (loss)	22	(36)	$ 53	$ (50)

Interest expense	(9)	(9)	(24)	(26)
Other, net	(8)	3	(8)	2
Income (loss) before income taxes	$ 5	$ (42)	$ 21	$ (74)

			September 30,	December 31,
			2017	2016
Total assets
U.S.			$ 2,001	$ 1,862
Canada			152	139
International			183	163
Total assets			$ 2,336	$ 2,164

 Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2017	2016	2017	2016

Valves, automation, measurement and instrumentation	$ 338	$ 296	$ 987	$ 894
Line pipe	201	117	517	345
Gas products	150	124	427	332
Carbon steel fittings and flanges	143	117	405	353
Stainless steel and alloy pipe and fittings	45	60	136	155
Other	82	79	271	243
	$ 959	$ 793	$ 2,743	$ 2,322

NOTE 8 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings.  As of September 30, 2017, we did not have any interest rate swap agreements. Foreign exchange forward contracts and options are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The total notional amount of our forward foreign exchange contracts and options was approximately $45 million and $36 million at September 30, 2017 and December 31, 2016, respectively.  We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of September 30, 2017 and December 31, 2016.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $447 million and $414 million at September 30, 2017 and December 31, 2016, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $448 million and $417 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of September 30, 2017, we are named a defendant in approximately 543 lawsuits involving approximately 1,163 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is therefore dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. We saw customer spending fall off significantly beginning in late 2014 and continuing through 2016 as a result of lower oil and natural gas prices.   However, customer spending has increased in 2017 as oil and natural gas prices have improved from the lows of the past two years.  Long-term growth in spending has been driven by several factors, including underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

Recent Trends and Outlook

During the first nine months of 2017, the average oil price of West Texas Intermediate (“WTI”) increased to $49.30 per barrel from $41.35 per barrel in the first nine months of 2016. Natural gas prices increased to an average price of $3.01/Mcf (Henry Hub) for the first nine months of 2017 compared to $2.34/Mcf (Henry Hub) for the first nine months of 2016.    North American drilling rig activity increased 80% in the first nine months of 2017 as compared to the first nine months of 2016.  U.S. well completions were up 36% in the first nine months of 2017 compared to the same period in 2016.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale oil, at a pace exceeding demand growth.  This increase combined with a hesitance on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production triggered a dramatic decline in oil prices that began in late 2014 and continued throughout 2016.  This low price environment, in turn, resulted in a dramatic decline in E&P capital spending by our customers, which directly impacted our business.  In 2016, customer spending fell by 27%, following a 21% decline in 2015, which brought spending to its lowest levels since 2009.  This marked the first time in nearly 30 years that global spending has been down in consecutive years.  However, since its November 2016 announcement, OPEC has attempted to enforce production cuts, and we have been encouraged by stability in oil prices and increased drilling activity.  As a result, our 2017 revenue will be higher than 2016 and prominent E&P spending surveys, which include many of our customers, indicate that spending will continue to increase in North America in 2018 and 2019, while forecasts outside of North America are more subdued.  We expect our business to follow the same trend.  However, in the short-term, oil prices remain volatile and changes in oil prices could impact customer spending levels.

Beginning in 2015, the international segment has seen customer spending continue to decline, even as the U.S. and Canadian segment sales have increased from improved spending by our customer base in 2017. We took actions in 2016 to reduce our international footprint and cost structure and yet we have been unable to return to profitability. For the first nine months of

2017 our international segment is reporting an operating loss of $8 million. As such, we are in the process of further reducing our headcount and cost structure in the international segment and expect to record a severance and restructuring charge in the fourth quarter of 2017.

In January 2017, a new U.S. President took office and  a new U.S. Congress was seated.   They have publicly made statements regarding the desire to support United States energy producers, refocus the EPA on its core mission, focus on United States interests first and lessen the regulatory burden on businesses to create job growth.  These statements have been further supported by the approval of a number of pipeline projects. They have also announced an aggressive policy agenda to change the tax system, modify the relationships between the United States and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business.  While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, our U.S. business activity and increase the sales of product from our U.S. suppliers, it is not clear that all impacts would be positive.  However, in the absence of specifics and given the government’s generally supportive stance for the oil and gas industry, and based on E&P spending surveys and our customers’ current outlook for oil and gas supply and demand, we expect our business to increase in 2017 and 2018.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
U.S.	$ 520	$ 472	$ 411
Canada	35	36	29
International	247	241	219
	$ 802	$ 749	$ 659

Approximately 20% and 28% of our September 30, 2017 and December 31, 2016 ending backlog, respectively, was associated with one customer in our U.S. segment as the result of a significant ongoing customer project.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Average Rig Count (1):
United States	946	479	861	482
Canada	208	121	207	112
Total North America	1,154	600	1,068	594
International	947	936	948	965
Total	2,101	1,536	2,016	1,559

Average Commodity Prices (2):
WTI crude oil (per barrel)	$ 48.18	$ 44.85	$ 49.30	$ 41.35
Brent crude oil (per barrel)	$ 52.10	$ 45.80	$ 51.75	$ 41.86
Natural gas ($/Mcf)	$ 2.95	$ 2.88	$ 3.01	$ 2.34

Average Monthly U.S. Well Permits (3)	3,877	2,678	3,553	2,260
U.S. Wells Completed (2)	3,370	2,287	8,913	6,531
3:2:1 Crack Spread (4)	$ 19.77	$ 13.61	$ 17.52	$ 15.38
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)

(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The breakdown of our sales by sector for the three months ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended
	September 30, 2017		September 30, 2016
Upstream	$ 269	28%	$ 224	28%
Midstream	437	46%	327	41%
Downstream	253	26%	242	31%
	$ 959	100%	$ 793	100%

For the three months ended September 30, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2017	2016	$ Change	% Change
Sales:
U.S.	$ 759	$ 590	$ 169	29%
Canada	77	70	7	10%
International	123	133	(10)	(8%)
Consolidated	$ 959	$ 793	$ 166	21%

Operating income (loss):
U.S.	$ 21	$ (4)	$ 25	N/M
Canada	4	(4)	8	N/M
International	(3)	(28)	25	N/M
Consolidated	22	(36)	58	N/M

Interest expense	(9)	(9)	-	0%
Other (expense) income	(8)	3	(11)	N/M
Income tax (expense) benefit	(2)	2	(4)	N/M
Net income (loss)	3	(40)	43	N/M
Series A preferred stock dividends	6	6	-	0%
Net loss attributable to common stockholders	$ (3)	$ (46)	$ 43	N/M

Gross profit	$ 152	$ 88	$ 64	73%
Adjusted Gross Profit (1)	$ 182	$ 103	$ 79	77%
Adjusted EBITDA (1)	$ 56	$ 24	$ 32	N/M
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 19-21 herein.

Sales.    Sales include the revenue recognized from the sale of products we distribute,  services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $959 million for the three months ended September 30, 2017 as compared to $793 million for the three months ended September 30, 2016, an increase of $166 million, or 21%.

U.S. Segment—Our U.S. sales increased to $759 million for the three months ended September 30, 2017 from $590 million for the three months ended September 30, 2016. This $169 million, or 29%, increase reflected a $49 million increase in the upstream sector, a $110 million increase in the midstream sector and a $10 million increase in the downstream sector.  The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers, and the increase in the upstream sector is related to the increase in rig count and well completions.  We estimate that business disruption from hurricanes negatively impacted sales by $8 million in the third quarter of 2017.

Canada Segment—Our Canada sales increased to $77 million for the three months ended September 30, 2017 from $70 million for the three months ended September 30, 2016.  This $7 million, or 10%,  increase was primarily due to the upstream business as a result of an increase in rig count and well completions offset by a decrease in the midstream sector.  Canadian sales were favorably impacted by $3 million, or  4%, as a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $123 million for the three months ended September 30, 2017 from $133 million for the same period in 2016.   The $10 million, or 8%,  decrease was primarily due to a $24 million decrease in the upstream business, related to one of our project customers in Norway, offset by a $12 million Australian line pipe sale in the midstream sector.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $3 million, or 2%.

Gross Profit.    Our gross profit was $152 million  (15.8% of sales) for the three months ended September 30, 2017 as compared to $88 million  (11.1% of sales) for the three months ended September 30, 2016.  Third quarter 2016 gross profit was negatively impacted by $45 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their net realizable value.    Aside from the impact of this charge, the $64 million increase was primarily attributable to the increase in sales volumes.  Excluding this charge, the reduction in gross profit percentage for the three months ended September 30, 2017, compared to the same period in 2016, was the result of  our last-in, first-out (“LIFO”) inventory costing methodology which resulted in an increase in cost of sales of $13 million and a reduction of cost of sales of $3 million in the third  quarter of 2017 and 2016, respectively

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs were $7 million and $8 million for the three months ended September 30, 2017 and 2016, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $182 million (19.0% of sales) for the three months ended September 30, 2017 from $103 million  (13.0% of sales) for the three months ended September 30, 2016,  an increase of $79 million. Third quarter 2016 Adjusted Gross Profit included the impact of the $45 million of inventory-related charges discussed above.  Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2017	of Revenue	2016	of Revenue
Gross profit, as reported	$ 152	15.8%	$ 88	11.1%
Depreciation and amortization	5	0.5%	6	0.8%
Amortization of intangibles	12	1.3%	12	1.5%
Increase (decrease) in LIFO reserve	13	1.4%	(3)	(0.4%)
Adjusted Gross Profit	$ 182	19.0%	$ 103	13.0%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $130 million for the three months ended September 30, 2017 as compared to $124 million for the three months ended September 30, 2016.   Severance and restructuring charges for the three months ended September 30, 2016 totaled $3 million. No such expenses were incurred for the three months ending September 30, 2017.  The increase in SG&A is primarily related to an increase in volume-related activity.

Operating Income (Loss).   Operating income was $22 million for the three months ended September 30, 2017, as compared to a $36 million operating loss for the three months ended September 30, 2016, an improvement of $58 million.

U.S. Segment—Operating income for our U.S. segment was $21 million for the three months ended September 30, 2017 compared to  a $4 million operating loss for the three months ended September 30, 2016.  The $25 million improvement in operating income  was driven, in part, by higher sales.  In addition, in 2016, we recorded $16 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

Canada Segment—Operating income for our Canada segment was $4 million for the three months ended September 30, 2017 as compared to  a $4 million operating loss for the three months ended September 30, 2016.  The $8 million improvement was driven, in part, by higher sales. In addition, in 2016, we recorded $5 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

International Segment—Our International segment incurred an operating loss of $3 million for the three months ended September 30, 2017 as compared to an operating loss of $28 million for the three months ended September 30, 2016.  In the third quarter of 2016, we recorded $24 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value. No such charges were recorded in the third quarter of 2017.

Interest Expense.   Our interest expense was $9 million for the three month periods ended September 30, 2017 and 2016.

Other (Expense) Income.   Our other expense was $8 million for the three month period ended September 30, 2017 as compared to other income of $3 million for the three month period ending September 30, 2016.    Other expense for the three months ended September 30, 2017 included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility.  Other income for the three months ended September 30, 2016 included  $1 million of foreign currency gains.

Income Tax (Expense)  Benefit.   Our income tax expense was $2 million for the three months ended September 30, 2017, as compared to  a $2 million benefit for the three months ended September 30, 2016.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates were 40% and 5% for the three months ended September 30, 2017 and 2016, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.    The 2016 effective tax rate was significantly lower than our federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

Net Income (Loss).   Our net income was $3  million for the three months ended September 30, 2017 as compared to  a net loss of  $40 million for the three months ended September 30, 2016,  an improvement of $43 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $56 million  (5.8% of sales) for the three months ended September 30, 2017 as compared to $24 million (3.0% of sales) for the three months ended September 30, 2016.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income (loss), as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2017	2016
Net income (loss)	$ 3	$ (40)
Income tax expense (benefit)	2	(2)
Interest expense	9	9
Depreciation and amortization	5	6
Amortization of intangibles	12	12
Increase (decrease) in LIFO reserve	13	(3)
Inventory-related charges	-	40
Change in fair value of derivative instruments	1	(2)
Equity-based compensation expense	3	2
Write off of debt issuance costs	8	-
Severance and restructuring charges	-	3
Foreign currency gains	-	(1)
Adjusted EBITDA	$ 56	$ 24

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The breakdown of our sales by sector for the nine months ended September 30, 2017 and 2016 was as follows (in millions):

	Nine Months Ended
	September 30, 2017		September 30, 2016
Upstream	$ 772	28%	$ 666	29%
Midstream	1,228	45%	897	38%
Downstream	743	27%	759	33%
	$ 2,743	100%	$ 2,322	100%

For the nine months ended September 30, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2017	2016	$ Change	% Change
Sales:
U.S.	$ 2,145	$ 1,747	$ 398	23%
Canada	223	188	35	19%
International	375	387	(12)	(3%)
Consolidated	$ 2,743	$ 2,322	$ 421	18%

Operating income (loss):
U.S.	$ 53	$ (2)	$ 55	N/M
Canada	8	(7)	15	N/M
International	(8)	(41)	33	N/M
Consolidated	53	(50)	103	N/M

Interest expense	(24)	(26)	2	(8%)
Other (expense) income	(8)	2	(10)	N/M
Income tax (expense) benefit	(6)	9	(15)	N/M
Net income (loss)	15	(65)	80	N/M
Series A preferred stock dividends	18	18	-	0%
Net loss attributable to common stockholders	$ (3)	$ (83)	$ 80	N/M

Gross profit	$ 441	$ 346	$ 95	27%
Adjusted Gross Profit (1)	$ 510	$ 390	$ 120	31%
Adjusted EBITDA (1)	$ 136	$ 58	$ 78	N/M

 (1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-25 herein.

Sales.   Our sales were $2,743 million for the nine months ended September 30, 2017 as compared to $2,322 million for the nine months ended September 30, 2016, an increase of $421 million, or 18%.

U.S. Segment—Our U.S. sales increased to  $2,145 million for the nine months ended September 30, 2017 from $1,747 million for the nine months ended September 30, 2016. This $398 million, or 23%, increase reflected a $118 million increase in the upstream sector, a $295 million increase in the midstream sector and a $15 million decrease in the downstream sector.  The increase in the midstream sector is primarily related to a large, ongoing transmission project with one of our customers while the decrease in the downstream sector was a result of the conclusion of a large petrochemical project in 2016.  The increase in the upstream sector is related to the increase in rig count and well completions.

Canada Segment—Our Canada sales increased to $223 million for the nine months ended September 30, 2017 from $188 million for the nine months ended September 30, 2016.  This $35 million, or 19%, increase was primarily due to the increase in the upstream business as a result of the increase in rig count and well completions.

International Segment—Our International sales decreased to $375 million for the nine months ended September 30, 2017 from $387 million for the same period in 2016.   The $12 million, or 3%, decrease was due to a $58 million decline related to one of our project customers in Norway offset by a $50 million increase in the midstream sector related to the Australian line pipe sale.

Gross Profit.    Our gross profit was $441 million  (16.1% of sales) for the nine months ended September 30, 2017 as compared to $346 million  (14.9% of sales) for the nine months ended September 30, 2016.  The $95 million increase was primarily attributable to the increase in sales volumes.    In addition, gross profit for the nine months ended September 30, 2016 was negatively impacted by $45 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their realizable value. Excluding the 2016 charge, the reduction in gross profit percentage for the nine months ended September 30, 2017 compared to the same period in 2016 was the result of our LIFO inventory costing methodology, which resulted in an increase in cost of sales of $19 million and a reduction  in cost of sales of $7 million in the first nine months of 2017 and 2016, respectively.

Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.  As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales.  Purchasing and warehousing costs  were $22 million and $23 million for the nine months ended September 30, 2017 and 2016, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $510 million (18.6% of sales) for the nine months ended September 30, 2017 from $390 million  (16.8% of sales) for the nine months ended September 30, 2016,  an increase of $120 million. Adjusted Gross Profit for the nine months ended September 30, 2016 included the impact of the $45 million of inventory-related charges discussed above. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2017	of Revenue	2016	of Revenue
Gross profit, as reported	$ 441	16.1%	$ 346	14.9%
Depreciation and amortization	16	0.6%	16	0.7%
Amortization of intangibles	34	1.2%	35	1.5%
Increase (decrease) in LIFO reserve	19	0.7%	(7)	(0.3%)
Adjusted Gross Profit	$ 510	18.6%	$ 390	16.8%

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $388 million for the nine months ended September 30, 2017 as compared to $396 million for the nine months ended September 30, 2016. The $8 million decline in SG&A is attributable to 2016 cost reduction measures including headcount reductions and associated severance costs offset by volume-related increases. Severance and restructuring charges for the nine months ended September 30, 2016 totaled $12 million. No such expenses were incurred for the nine months ending September 30, 2017.

Operating Income (Loss).   Operating income was $53 million for the nine months ended September 30, 2017, as compared to  a $50 million operating loss for the nine months ended September 30, 2016, an improvement of $103  million.

U.S. Segment—Operating income for our U.S. segment was $53 million for the nine months ended September 30, 2017 compared to a  $2 million operating loss for the nine months ended September 30, 2016.  The $55 million improvement was primarily driven by higher sales.  Severance costs included in operating expenses were $5 million for the nine months ended September 30, 2016.  No such expenses were incurred for the nine months ended September 30, 2017. In addition, in 2016, we recorded $16 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

Canada Segment—Operating income for our Canada segment was $8 million for the nine months ended September 30, 2017 as compared to a $7 million operating loss for the nine months ended September 30, 2016.  The $15 million improvement was primarily a result of higher sales volume. In addition, in 2016 we recorded $5 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

International Segment—Our International segment incurred an operating loss of $8 million for the nine months ended September 30, 2017 as compared to an operating loss of $41 million for the nine months ended September 30, 2016.  In 2016, we recorded $24 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.    The improvement of $33 million was primarily due to these prior year charges combined with lower SG&A attributable to 2016 cost reduction measures including headcount reductions and associated severance costs.    Severance costs included in operating expenses were $0 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense.   Our interest expense was $24 million for the nine month period ended September 30, 2017 as compared to $26 million for the nine months ended September 30, 2016.  This represented a decrease of $2 million resulting from lower average debt levels.

Other (Expense) Income.   Our other expense was $8 million for the nine month period ended September 30, 2017 as compared to other income of $2 million for the nine month period ended September 30, 2016.  For the nine months ended September 30, 2017, other expense included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility.

Income Tax  (Expense) Benefit.   Our income tax expense was $6 million for the nine months ended September 30, 2017 as compared to a benefit of $9 million for the nine months ended September 30, 2016.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates were 29% and 12% for the nine months ended September 30, 2017 and 2016, respectively. Our rates generally differ from the U.S. federal statutory rate of 35% as a result of state income taxes and differing, generally lower, foreign income tax rates.     In the first nine months of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which requires all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement on a prospective basis.  In the first nine months of 2017, we recorded a tax benefit of $2 million related to the vesting of stock awards.    The 2017 effective tax rate is lower than our federal statutory rate primarily due to this discrete tax benefit and a benefit related to foreign currency exchange losses. The 2016 effective tax rate was significantly lower than our federal statutory rate due to forecasted pre-tax losses across all segments including significant pre-tax losses in jurisdictions where there was no corresponding tax benefit.

Net Income (Loss).   Our net income was $15  million for the nine months ended September 30, 2017 as compared to a net loss of  $65 million for the nine months ended September 30, 2016, an improvement of $80 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $136 million  (5.0% of sales) for the nine months ended September 30, 2017 as compared to $58 million (2.5% of sales) for the nine months ended September 30, 2016.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income (loss), as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net income (loss)	$ 15	$ (65)
Income tax expense (benefit)	6	(9)
Interest expense	24	26
Depreciation and amortization	16	16
Amortization of intangibles	34	35
Increase (decrease) in LIFO reserve	19	(7)
Inventory-related charges	-	40
Change in fair value of derivative instruments	1	-
Equity-based compensation expense	12	9
Write off of debt issuance costs	8	-
Severance and restructuring charges	-	12
Litigation settlement	3	-
Foreign currency (gains) losses	(2)	1
Adjusted EBITDA	$ 136	$ 58

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our global asset-based lending facility (“Global ABL Facility”).  At September 30, 2017, our total liquidity, including cash on hand, was $529 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable costs.  As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $40 million and $109 million, respectively.  As of September 30, 2017 and December 31, 2016, $40 million and $61 million of our cash and cash equivalents, respectively, were maintained in the accounts of our various foreign subsidiaries.  If these amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which such decision would be made.  We have the intent and ability to indefinitely reinvest the cash held by our foreign subsidiaries, and there are currently no plans that require the repatriation of this cash.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides a $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium.  As of September 30, 2017, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $397 million.  The Global ABL Facility, which was re-sized to $800 million from $1.05 billion in our September 2017 amendment, matures in September 2022.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments.  As of  September 30, 2017, we had $50 million of borrowings outstanding and $489 million of Excess Availability, as defined under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2017.

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

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2018. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$ (37)	$ 230
Investing activities	(23)	25
Financing activities	(14)	(112)
Net (decrease) increase in cash and cash equivalents	$ (74)	$ 143

Operating Activities

Net cash used in operating activities was $37 million during the nine months ended September 30, 2017 compared to $230 million provided by operating activities during the nine months ended September 30, 2016.  The decrease in cash provided by operations was primarily the result of working capital expansion in response to the increase in sales activity in the first nine months of 2017 as compared to a working capital contraction in the first nine months of 2016.  Working capital growth used cash of $132 million in the first nine months of 2017 compared to the working capital contraction providing cash of $201 million in the first nine months of 2016.  In particular, growth in accounts receivable utilized $165  million of cash in the first nine months of 2017 as a result of the 18% increase in sales relative to the first nine months of 2016 when accounts receivable contraction provided cash of $88 million.  Growth in inventory required to support higher sales levels utilized $100 million of cash in the first nine months of 2017 as compared to cash provided of $119 million in the same period of 2016. These uses of cash were offset by $127 million generated from an increase in accounts payable, which was attributable to higher purchasing activities and the timing of payments to our suppliers.

Investing Activities

Net cash used in investing activities was $23 million for the nine months ended September 30, 2017, compared to $25 million provided by investing activities for the nine months ended September 30, 2016.  The $48 million increase in cash used in investing activities is the result of $48 million in proceeds from the disposition of our U.S. OCTG product line in February 2016.  Our capital expenditures were $23 million and $24 million for of the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Net cash used in financing activities was $14 million for the nine months ended September 30, 2017 compared to $112 million for the nine months ended September 30, 2016.   In the first nine months of 2017 and 2016, we used $18 million and $88 million to fund purchases of our common stock, respectively.

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

As of September 30, 2017, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

The Company has undertaken a multi-year enterprise resource planning (“ERP”) project to migrate certain systems to SAP software.  During the second quarter of 2016, we completed the SAP implementation in our Asia Pacific-based businesses. During the second quarter of 2017, we completed the implementation effort in our European and Middle Eastern businesses.  During the third quarter of 2017, we completed the implementation effort in our Nordic businesses. As a part of these implementations, various controls over financial reporting for the international segment changed during the third quarter.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - Jul 31	15	$ 16.18	-	$ -
Aug 1 - Aug 31	569	$ 16.10	-	$ -
Sep 1 - Sep 30	88	$ 16.49	-	$ -
	672

(1) We purchased 672 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer

Date:  November 3, 2017