Form 10-K
period 2017-12-31
MRC GLOBAL INC.
filed 2018-02-16
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1.561 billion as of the close of trading as reported on the New York Stock Exchange on June 30, 2017. There were 91,651,168 shares of the registrant’s common stock (excluding 287,699 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2018 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor, based on sales, of pipe, valves and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) sectors. We offer approximately 170,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation, measurement, instrumentation and other general and specialty products from our global network of suppliers. Through our U.S., Canadian and International segments, we serve our more than 16,000 customers through approximately 300 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We are diversified by geography, the industry sectors we serve and the products we sell.

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

In 2016, global customer spending fell by 27%, following a 21% decline in 2015. This brought spending to its lowest levels since 2009 and marked the first time in nearly 30 years that our customers’ global spending had been down in consecutive years.  However, our business rebounded in 2017 with sales growth of 20% and prominent exploration and production (“E&P”) spending surveys, which include many of our customers, forecast that spending will continue to increase in 2018 and 2019.  We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. In the longer term, we believe carbon based energy will continue to play a critical role in supporting economic growth, particularly in developing countries.  In the near term, however, customer spending will continue to be sensitive to global oil and natural gas prices and general economic conditions.  As such, we expect our business will continue to experience periods of volatility.

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

Our acquisition strategy is focused on those businesses that will broaden our international geographic footprint, in certain energy intensive regions, or those that expand our product offerings, particularly in valves, valve automation, instrumentation, stainless and alloy or within a particular sector, such as downstream. We also consider “bolt-on” acquisitions that supplement our existing offerings.  Capital and operating expense spending by the energy industry outside of North America is generally greater than spending in North America, particularly in the upstream and downstream sectors.  Much of that spending is done by large integrated oil companies to whom we supply in North America.  Our strategy is aimed to capture more of the integrated oil companies international spending and bring our value added business proposition to their worldwide operations. We also believe that being able to serve our customers globally provides us an advantage in obtaining master service or framework agreements both internationally as well as in North America as international oil company customers, in particular, look for a “one-stop shop” provider for their PVF needs.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence.  Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve.    We have implemented an ERP system in our International segment, reducing the number of systems from 14 to one.  We now have two operating systems globally to facilitate continued improvements in operational excellence.  Through the further development of our electronic catalog, MRCGOTM, we continue to enhance and add to the customer experience.  Our digital strategy is designed to add further differentiation to our product and service offering with an objective to maintain or grow our business with new and existing customers.

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

Our U.S. reportable segment represented approximately 79% of our consolidated revenue in 2017. We maintain distribution operations throughout the country with concentrations in the most active oil and natural gas producing regions. Our network is comprised of 102 branch locations, 9 distribution centers, 13 valve and engineering centers and 32 third-party pipe yards.

Our Canadian segment represented approximately 8% of our consolidated revenue in 2017. Our distribution operations extend throughout the western part of Canada with concentrations in Alberta and western Saskatchewan. In Canada, we have 25 branch locations, one distribution center, one valve and engineering center and 8 third-party pipe yards.

Our International segment represented approximately 13% of our consolidated revenue in 2017. This segment includes 50 branch locations located throughout Europe, Asia, Australasia, the Middle East and Caspian with six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. We also maintain 13 valve and engineering centers in Europe, Asia and Australia.

Safety.  In our business, safety is of paramount importance to us and to our customers.  Injuries and loss of life can have a terrible impact on our employees, the employees of our customers and our and their respective suppliers, contractors and business invitees at the work site as well as any of their families.  In addition, unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient.  We are also subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration, the U.S. Environmental Protection Agency and the Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us.  Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business.  For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm.  Our operations, therefore, focus every day on the safety of our employees and those with whom we do business.  Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work day rate (“LWDR”), both per 200,000 hours worked. Our TRIR has fallen over the past three years from 1.14 in 2015 to 0.78 in 2017. This compares favorably to the U.S. Bureau of Labor Statistics (“BLS”) average of 5.0 for wholesalers of metal products.  This was the lowest annual TRIR in our Company’s history.  Likewise, our LWDR was 0.26 in 2017.  This also compares favorably to the BLS average of 1.9 for wholesalers of metal products.  A 2016 survey that the National Association of Wholesaler Distributors conducted of 45 distribution companies with over $1 billion in revenue placed us in the top quartile of U.S. companies in safety performance for the surveyed distributors based on OSHA TRIR.  In addition, our recordable vehicle incident rate (“RVIR”) has also remained low at 0.65.

Products:  We distribute a complete line of PVF products, primarily used in energy infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•

Valves, Automation, Measurement and Instrumentation. Product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products.

•

Carbon Steel Fittings and Flanges.  Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. These products are used across all the industries in which we operate.

•

Stainless Steel and Alloy Fittings, Flanges and Pipe. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Alloy products are principally used in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

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
•

Other. Other includes oilfield supplies and other industrial products such as mill and safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators used in our upstream sector.

Services: We provide many of our customers with a comprehensive array of services including multiple deliveries each day, zone store management, valve tagging and system interfaces that link the customer to our proprietary information systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, streamlining the ordering process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain and we are able to market a “total transaction value” solution rather than individual products.

We continue to invest in and expand our comprehensive information systems. In 2017, we completed the transition of our International business to a single ERP platform.  These systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, including our MRCGOTM electronic catalog, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

Suppliers: We source the products we distribute from a global network of approximately 12,000 suppliers in over 40 countries. We have approximately 100 dedicated supply chain management employees that handle purchasing.  Our suppliers benefit from access to our large, diversified customer base and, by consolidating customer orders allowing for manufacturing efficiencies, we benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2017 approximated 43% of our total purchases, with our single largest supplier constituting approximately 9%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 22 countries and direct sales into over 100 countries around the world. We have approximately 1,500 operations personnel around the world.  Our broad inventory offering and distribution network allows us to serve large global customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth of inventory, responsive service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

Our over 450 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

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

We have a diverse customer base of over 16,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2017, our 25 largest customers represented approximately 53%  of our total sales, with our single largest customer constituting approximately 7%. For many of our largest customers, we are often their sole or primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product offering and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2017	2016	2015*
U.S.	$559	$472	$305
Canada	40	36	34
International	233	241	161
	$832	$749	$500

*Amount excludes U.S. OCTG backlog of $42 million for 2015.  We disposed of our U.S. OCTG product line in February 2016.

As of December 31, 2017 and 2016, respectively, approximately 14% and 28% of our ending backlog was associated with one customer in our U.S segment.  In addition, approximately 14% and 10% of our ending backlog for 2017 and 2016, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include large PVF distributors, such as DistributionNOW, Ferguson Enterprises (a subsidiary of Ferguson, plc), Van Leeuwen, FloWorks, several regional or product-specific competitors and many local, family-owned and privately held PVF distributors.

 Employees: We have approximately  3,450 employees of which 127 employees belong to a union and are covered by collective bargaining agreements. We also have 130 employees in Norway and Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

For a breakdown of our annual revenue by geography, see “Note 14—Segment, Geographic and Product Line Information” to the audited consolidated financial statements as of December 31, 2017.

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

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions.  Certain states and regions have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for the products we distribute and, consequently, our business.  Even so, the U.S. Energy Information Administration in its International Energy Outlook Report 2017 continues to project, in its reference case, increases in world energy consumption for oil and gas through 2040 despite these and other efforts to reduce consumption of fossil fuels.

In addition, the U.S. Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”).  In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source.  This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers.   There have been various court challenges and proposed regulatory changes to these EPA regulations. Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions.

Also, federal, state, local, foreign and provincial governments have adopted, or are considering the adoption of, environmental laws that could impose more stringent permitting; disclosure; wastewater and other waste disposal; greenhouse gas, ethane or volatile organic compound control, leak detection and repair requirements;  and well construction and testing requirements on our customers’ hydraulic fracturing.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2017 and 2016 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on
Form 10-K or in our other SEC filings.  The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition and operating results. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us,”  have a “material adverse effect,” “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition,  operating results and cash flows. Information contained in this section may be considered “forward-looking statements.” See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding forward looking statements.

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

As evidenced by the decline of oil prices from late 2014 through 2016, prices for oil and natural gas are cyclical and subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products and services that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-OECD countries, including (among others) China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) along with other countries, such as Russia, to set and maintain production levels and prices for oil;
•	the impact of armed hostilities, or the threat or perception of armed hostilities;

•	environmental regulation and policies;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 43% of our total purchases during the year ended December 31, 2017 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

We distribute many products manufactured from steel. As a result, the price and supply of steel can affect our business and, in particular, our carbon steel line pipe product category. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. At times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in and the costs of raw materials necessary to produce steel, steel manufacturers’ plant utilization levels and capacities, import duties and tariffs and currency exchange rates. Increases in manufacturing capacity for the carbon steel line pipe products could put pressure on the prices we receive for our carbon steel line pipe products. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sales prices and, consequently, lower gross profit and cash flow.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the long-term customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 53% of our sales for the year ended December 31, 2017. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue.  In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

We have now and will likely continue to have indebtedness. As of December 31, 2017, we had total debt outstanding of  $526 million and excess availability of $437 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2017 was  $31 million.

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on:

•	investments, including acquisitions;
•	prepayment of certain indebtedness;
•	the granting of liens;
•	the incurrence of additional indebtedness;
•	asset sales;
•	the making of fundamental changes to our business;
•	transactions with affiliates; and
•	the payment of dividends.

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

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•	the discharge of pollutants or hazardous substances into the air, soil or water;
•	the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes;
•	the responsibility to investigate, remediate, monitor and clean up contamination and
•	occupational health and safety.

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

We are a defendant in lawsuits involving approximately 1,153 claims, arising from exposure to asbestos-containing materials included in products that we distributed in the past. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures, cyber incidents and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. In addition, the cost to repair, modify or replace all or part of our information systems or consolidate one or more systems onto one information technology platform, whether by necessity or choice, would require a significant cash investment on the part of the Company. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image or reputation, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image and private data exposure. We have implemented hardware and software solutions, processes, training and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results and operations will not be negatively impacted by such an incident.  While we also have some insurance to protect against the financial damage that a cyber incident could cause, there can be no guarantee that the insurance would be adequate for every type of incident to protect against the financial damages that could occur.  In some incidents, the Company may be required to shut off its computer systems, reboot them and reestablish its information from back up tapes.  In other incidents, the Company may be required under various laws to notify any third parties whose data has been compromised.  These incidents can adversely affect us.

Among others, cyber incidents could include the following:

•	Denial of service attacks, whereby third parties attempt to slow down or shut down our computer systems by overloading information interfaces, which in turn, could interrupt our operations.
•

Computer virus software that infects our computer systems to either allow third parties unauthorized access to private, confidential data or denies the Company access from its own information, often for the attacker’s financial gain by demanding a ransom.

•

Theft of private information.  An unauthorized disclosure of sensitive or confidential supplier, customer or Company information or employee information could cause a theft or unwanted disclosure of data.

•

E-mail or other forms of spoofing or “phishing” whereby third parties attempt to trick or induce employees to provide private information, such as passwords, social security numbers or other identifying information, to allow the third party to fraudulently attempt to invoice the Company or gain access to the Company’s computer systems.

•

Intrusion into payment systems.  The Company does not generally accept credit cards for payment as most of its customers are industrial and energy companies who provide payment through invoicing processes.  Even so, a portion of our payment methods also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems.

•

Supplier or customer cyber incidents.  Our suppliers and customers also rely upon computer information systems to operate their respective businesses.  If any of them experience a cyber incident, this could adversely impact their operations.  Suppliers could delay providing product to us for our distribution to our customers.  Customers, especially those who do business with us through electronic data interchanges, could be negatively impacted by cyber incidents applicable to them, which, could slow order processing from them or payments to us.

•

Cyber incidents applicable to outsourced information systems.  We outsource the operations of a significant portion of our computer information systems to third party service providers, which store our information on hosted or cloud systems.  Although we review their security precautions with them and attempt to hold them contractually responsible for cyber incidents applicable to our information on their systems, there can be no assurance that these vendors will maintain adequate security to stop an incident, inform us of an incident in a timely manner or perform as required in the their agreements.

The loss of third-party transportation providers upon whom we depend, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, among others, shortages of truck drivers, disruptions in rail service, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

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

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes, and floods and to natural disasters such as earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our branches and require us to close branches. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

As of December 31, 2017, we had  $854 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We have operations in the U.S. and in 21 countries.  Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.  For instance, we have provisionally accounted for changes from the recently enacted U.S. Tax Cuts and Jobs Act of 2017; however, this provisional accounting is subject to change based on our continued assessment of the impact of the law and any changes by the U.S. Internal Revenue Service and Treasury Department on the interpretation and application of the law.  Similarly, the European Union and its constituent countries have recently implemented the General Data Protection Regulation, which is applicable to certain European countries in which we operate.  Changing law and regulation can impact our operations and adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a hub and spoke model that is centered around our 10 distribution centers in the U.S. and Canada with 127 branch locations which have inventory and local employees and house 14 valve and engineering service centers. Our U.S. network is comprised of 102 branch locations and nine distribution centers. We own our Charleston, WV corporate office and our Nitro, WV and our Houston, TX (Darien Street) distribution centers and lease the remaining seven distribution centers. In Canada, we have 25 branch locations and we own our one distribution center in Nisku, Alberta, Canada. We own less than 10% of our branch locations as we primarily lease the facilities.

Outside North America, we operate through a network of 50 branch locations located throughout Europe, Asia, Australasia, the Middle East and Caspian, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Thirteen valve and engineering service centers are housed within our distribution centers and branch locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

Our Company maintains its principal executive office at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010 and also maintains a corporate office in Charleston, West Virginia.  These locations have corporate functions such as executive management, accounting, human resources, legal, marketing, supply chain management, business development and information technology.

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

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 16, 2018 are listed below.

Andrew R. Lane, age 58, has served as our president and chief executive officer (“CEO”) since September 2008.  He has also served as a director of MRC Global Inc. since September 2008 and was chairman of the board from December 2009 to April 2016. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, where he was responsible for Halliburton’s overall operational performance. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (“A.M.P.”) at Harvard Business School in 2000.

James E. Braun, age 58, has served as our executive vice president and chief financial officer since November 2011. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun was chief financial officer of Baker Oil Tools, one of the largest divisions of Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. From 1998 until 2002, he was vice president, finance and administration of Baker Petrolite, the oilfield specialty chemical business division of Baker Hughes.  Previously, he served as vice president and controller of Baker Hughes.  Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 55, has served as our executive vice president –  corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Steinar Aasland, age 52, is our senior vice president of international operations since August 2015.  Prior to that role, he served as our senior vice president – Europe since April 2014.  Before that, he was the CEO of Stream AS, which was acquired by MRC Global in 2014, and was responsible for all business activities of its three subsidiaries, Teamtrade, Solberg & Andersen and Energy Piping.  Mr. Aasland has more than 20 years of executive management experience in the PVF industry.  Mr. Aasland currently serves as the Chairman of the Board for the Stavanger Chamber of Commerce.  He is a mechanical engineer and holds a masters degree in strategy and management from BI Norwegian Business School.

Grant Bates, age 46,  is our senior vice president of operational excellence and chief information officer since April 2016. In this role, he is responsible for our global quality, safety, health and environment (QHSE) and our transportation, warehouse operations, business processes and customer implementation teams and information systems.    Mr. Bates previously led our Canada region since March 2014 and served as regional vice president of the Australasian region since March 2012. Mr. Bates joined MRC Global in March 2012 through the acquisition of OneSteel Piping Systems. Prior to the acquisition, Mr. Bates served as the National Manager of OneSteel Piping Systems. He has more than a decade of experience in manufacturing and distribution in a variety of management roles, including several years as a business analyst and consulting engineer. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a master of business administration from Deakin University.

John L. Bowhay, age 52, is our senior vice president – supply chain management, valve and technical product sales since August 2015.  He previously served as senior vice president of Asia Pacific and Middle East operations since August 2014.  Before that, Mr. Bowhay served as vice president of European operations since August 2013.  Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K.  He brings more than 31 years of industry experience and valve expertise to the MRC Global team.  Mr. Bowhay attended the London Business School.

G. Tod Moss, age 56, is our senior vice president of U.S. Western Region and Canada operations since April 2016. Since 2001, Mr. Moss has held multiple operational leadership positions at our Company. He has been involved in opening and expanding many of our service locations in the Rockies, Alaska and North Dakota, as well as our Cheyenne, Tulsa, Odessa and Bakersfield regional distribution centers. Prior to these roles, Mr. Moss was the branch manager in Salt Lake City, Utah from 1993 – 2001, and served as assistant product manager of tubular products from 1991-1993. His early career included various field positions including inside sales, outside sales and responsibility for coordinating the line pipe sales and inventory level in the Western U.S.  Mr. Moss began with Vinson Supply in 1984, which was later acquired by Red Man Pipe & Supply (a predecessor to the Company). Over the course of his career, he has been involved in integrating the key acquisitions of Wesco Equipment, Dresser Oil Tools and Chaparral Supply. Mr. Moss attended the University of Utah.

Robert W. Stein,  age 59, is our senior vice president of business development since April 2016. He previously led our downstream and integrated supply teams. Prior to that, Mr. Stein led our U.S. Southwestern region operations. He has been part of MRC Global since 1984 and has served in a variety of roles including regional and branch management, downstream business development, project services and integrated supply. Mr. Stein received a B.B.A. in business management from Sam Houston State University.

Karl W. Witt, age, 57, is our senior vice president of U.S. Eastern Region and Gulf Coast operations since April 2016. Prior to that, he served in a variety of roles including seven years as regional vice president of the Eastern region and seven years as regional vice president of the Midwest sub-region as well as warehouse manager, outside sales representative, branch manager and vice president of operations with Joliet Valves, which was acquired by McJunkin Red Man Corporation (a predecessor to the Company) in 2001. Mr. Witt attended South Suburban College in Chicago.

Elton Bond, age 42, has served as our senior vice president and chief accounting officer since May 2011.  From September 2009 to May 2011, he served as senior vice president and treasurer.  Prior to that, he served as vice president of finance and compliance since December 2008. Before that, Mr. Bond was the director of finance and compliance since January 2007.  He started his career with MRC Global as the acquisition development manager in April 2006.  Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997.  He is a member of the American Institute of Certified Public Accountants and a member of the West Virginia Society of CPAs.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MRC Global Inc. common stock is listed on the New York Stock Exchange (“NYSE’) under the symbol “MRC”. The following table illustrates the high and low sales prices as reported by the NYSE for the two most recent years by quarter:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price
High	$22.26	$20.77	$17.57	$18.51

Low	$17.04	$14.78	$15.30	$14.01

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$15.14	$15.34	$16.50	$22.52

Low	$8.50	$12.65	$11.50	$13.68

As of February  9, 2018, there were 294 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends on common stock during 2017 or 2016 and currently has no intention to declare any dividends.

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

Issuer Purchases of Securities

A summary of our purchases of MRC Global Inc. common stock during the fourth quarter of fiscal year 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	-	$ -	-	$ 100,000,000
November 1 - November 30	1,832,337	$ 15.20	1,832,337	$ 72,155,809
December 1 - December 31	1,382,603	$ 16.07	1,381,979	$ 49,949,393
	3,214,940

(1) We purchased 624 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

(2) We purchased 3,214,316 shares during the period as part of a share repurchase program authorized by the Company's board in October 2017. The plan allows for purchases of common stock up to $100 million and is scheduled to expire in December 2018.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2012, in MRC Global Inc., the S&P 500 Index and the Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Statement of Operations Data:
Sales	$3,646	$3,041	$4,529	$5,933	$5,231
Cost of sales	3,064	2,573	3,743	4,915	4,276
Gross profit	582	468	786	1,018	955
Selling, general and administrative expenses	536	524	606	716	643
Goodwill and intangible asset impairment	-	-	462	-	-
Operating income (loss)	46	(56)	(282)	302	312
Other expenses:
Interest expense	(31)	(35)	(48)	(62)	(61)
Other, net	(8)	-	(12)	(14)	(14)
Income (loss) before income taxes	7	(91)	(342)	226	237
Income tax (benefit) expense	(43)	(8)	(11)	82	85
Net income (loss)	50	(83)	(331)	144	152
Series A preferred stock dividends	24	24	13	-	-
Net income (loss) attributable to common stockholders	$26	$(107)	$(344)	$144	$152
Earnings (loss) per share amounts:
Basic	$0.28	$(1.10)	$(3.38)	$1.41	$1.50
Diluted	$0.27	$(1.10)	$(3.38)	$1.40	$1.48
Weighted-average shares, basic	94.3	97.3	102.1	102.0	101.7
Weighted-average shares, diluted	95.6	97.3	102.1	102.8	102.5
Dividends (common)	-	-	-	-	-

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash	$48	$109	$69	$25	$25
Working capital (1)	756	684	960	1,504	1,084
Total assets	2,340	2,164	2,497	3,869	3,327
Long-term debt (2)	526	414	519	1,447	978
Redeemable preferred stock	355	355	355	-	-
Stockholders' equity	759	763	956	1,397	1,338

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Data:
Net cash flow:
Operating activities	$(48)	$253	$690	$(106)	$324
Investing activities	(27)	16	(41)	(362)	(69)
Financing activities	9	(226)	(599)	467	(265)

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A - Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;
•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
•	increased usage of alternative fuels, which may negatively affect oil and natural gas industry expenditure levels;
•	U.S. and international general economic conditions;
•	our ability to compete successfully with other companies in our industry;
•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
•	unexpected supply shortages;
•	cost increases by our suppliers;
•	our lack of long-term contracts with most of our suppliers;
•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
•	decreases in steel prices, which could significantly lower our profit;
•	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
•	changes in our customer and product mix;
•	risks related to our customers’ creditworthiness;
•	the success of our acquisition strategies;
•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
•	our significant indebtedness;
•	the dependence on our subsidiaries for cash to meet our obligations;
•	changes in our credit profile;
•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;
•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
•	product liability claims against us;
•	pending or future asbestos-related claims against us;
•	the potential loss of key personnel;
•	interruption in the proper functioning of our information systems;
•	the occurrence of cybersecurity incidents;
•	loss of third-party transportation providers;
•	potential inability to obtain necessary capital;
•	risks related to adverse weather events or natural disasters;
•	impairment of our goodwill or other intangible assets;
•	adverse changes in political or economic conditions in the countries in which we operate;
•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
•	risks associated with international instability and geopolitical developments;
•	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
•	our intention not to pay dividends; and
•	risks related to changing laws and regulations.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canada and International operations. We serve our customers from approximately 300 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of approximately 12,000 suppliers to our more than 16,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream, midstream and downstream sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

•

Oil and Natural Gas Prices. Sales of PVF and related products to the oil and natural gas industry constitute over 90% of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity.

•

Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy sector and other factors. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for the products we distribute to materially change.

•

Manufacturer and Distributor Inventory Levels of PVF and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and would likely result in increased sales volumes and overall profitability.

•

Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

Recent Trends and Outlook

During 2017, the average oil price of West Texas Intermediate (“WTI”) increased to $50.80 per barrel compared to  $43.29 per barrel in 2016.  Natural gas prices increased to an average price of  $2.99/Mcf (Henry Hub) for 2017 compared to  $2.52/Mcf (Henry Hub) for 2016.  North American drilling rig activity increased 69% in 2017 compared to 2016.    U.S. well completions were up 41% in 2017 as compared to 2016.

In recent years, there has been an increase in the global supply of crude oil, including the contribution of U.S. shale oil, at a pace exceeding demand growth.  This increase combined with the initial hesitance on the part of the Organization of Petroleum Exporting Countries (“OPEC”) to curb production triggered a dramatic decline in oil prices that began in late 2014 and continued throughout 2016.  This low price environment, in turn, resulted in a dramatic decline in capital spending by our customers in each of our end market sectors, which directly impacted our business.  Major capital projects and discretionary spending were negatively impacted as customers were reluctant to invest or spend in an uncertain oil and gas commodity price environment.  However, our business rebounded with 20% sales growth in 2017, and we remain encouraged by stability in oil prices and sustained growth in drilling and completion activity.  Prominent exploration and production (“E&P”) spending surveys, which include many of our customers, indicate that 2018 spending will increase by high single digits globally including double digit growth in North America combined with more modest growth internationally.  In addition, a more favorable regulatory environment in 2017 as a result of the new Presidential administration in the United States, has benefited our business, particularly in the midstream sector.  And our domestic downstream sector has benefitted from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production.  We expect these favorable business trends to continue into 2018.

Our international segment has seen customer spending continue to decline, even as the U.S. and Canadian segment sales have increased from improved spending by our customer base in 2017. We took actions in 2016 to reduce our international footprint and cost structure and yet we have been unable to return to profitability.   As such, we took further action in the fourth quarter of 2017 to reduce our headcount and cost structure in the international segment, particularly in Norway. As a result of these actions in the fourth quarter of 2017, we recorded $20 million of charges, including $14 million of severance and restructuring costs and a $6 million write-down of inventory associated with  a decision to reduce our local presence in Iraq.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a new dividend-exemption territorial system with a one-time transition tax on foreign earnings which were previously not taxed in the U.S.  The Tax Act also imposes a new base erosion and anti-abuse tax (“BEAT”) and global intangible low-taxed income ("GILTI") tax, and places new or additional limitations on the deductibility of executive compensation and interest expense.  As a result of this enacted change in tax laws, we recorded a provisional net tax benefit of $50 million in the fourth quarter of 2017.  The provisional tax benefit of $50 million includes a $57 million non-cash benefit related to the re-measurement of deferred income taxes offset by a $7 million transition tax expense which will be paid over a period of eight years.  We are still analyzing the full impact of the Tax Act and any refinements of our estimates will be reflected in income tax expense or benefit in 2018.  In addition, the reduction of the U.S. corporate tax rate is expected to lower our overall effective tax rate on a go forward basis.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2017	2016	2015*
U.S.	$559	$472	$305
Canada	40	36	34
International	233	241	161
	$832	$749	$500

*Amount excludes U.S. OCTG backlog $42 million for 2015.  We disposed of our U.S. OCTG product line in February 2016.

As of December 31, 2017 and 2016, respectively, approximately 14% and 28% of our ending backlog was associated with one customer in our U.S segment.  In addition, approximately 14% and 10% of our ending backlog for 2017 and 2016, respectively was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in 2018.

The following table shows key industry indicators for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Average Rig Count (1):
United States	876	509	978
Canada	206	130	192
Total North America	1,082	639	1,170
International	948	955	1,167
Total Worldwide	2,030	1,594	2,337

Average Commodity Prices (2):
WTI crude oil (per barrel)	$50.80	$43.29	$48.66
Brent crude oil (per barrel)	$54.12	$43.67	$52.32
Natural gas ($/Mcf)	$2.99	$2.52	$2.62

Average Monthly U.S. Well Permits (3)	3,741	2,360	3,783
U.S. Wells Completed (2)	11,257	8,000	13,026
3:2:1 Crack Spread (4)	$17.87	$15.07	$20.12
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source-Bloomberg

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

The breakdown of our sales by sector for the years ended December 31, 2017, 2016 and 2015 was as follows (in millions):

	Year Ended December 31,
	2017		2016		2015
Upstream	$1,049	29%	$884	29%	$1,729	38%
Midstream	1,603	44%	1,165	38%	1,485	33%
Downstream	994	27%	992	33%	1,315	29%
	$3,646	100%	$3,041	100%	$4,529	100%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Sales:
U.S.	$2,860	$2,297	$563	25%
Canada	294	243	51	21%
International	492	501	(9)	(2%)
Consolidated	$3,646	$3,041	$605	20%

Operating income (loss):
U.S.	$67	$6	$61
Canada	11	(5)	16
International	(32)	(57)	25
Consolidated	46	(56)	102

Interest expense	(31)	(35)	4
Other expense	(8)	-	(8)
Income tax benefit	43	8	35
Net income (loss)	50	(83)	133
Series A preferred stock dividends	24	24	-
Net income (loss) attributable to common stockholders	$26	$(107)	$133

Gross Profit	$582	$468	$114
Adjusted Gross Profit (1)	$677	$523	$154
Adjusted EBITDA (1)	$179	$75	$104

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 31-33 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $3,646 million for the year ended December 31, 2017 as compared to $3,041 million for the year ended December 31, 2016.  The $605 million, or 20%, increase reflected an $11 million favorable impact from the strengthening of foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales increased $563 million to $2,860 million for 2017 from $2,297 million for 2016. This 25% increase reflected a $152 million increase in the upstream sector, a $400 million increase in the midstream sector and an $11 million increase in the downstream sector.  The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors, including some large project activity with several of our customers.  The increase in the upstream sector is related to the increase in rig count and well completions.

Canadian Segment—Our Canadian sales increased  $51 million to $294 million for 2017 from $243 million for 2016.  This 21% increase reflected a $59 million increase in the upstream business as a result of the increase in rig count and well completions.  Approximately $6 million, or 12%, of the total increase was a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased $9 million to $492 million for 2017 from $501 million for 2016.  This 2% decrease was due to a $58 million decline related to one of our project customers in Norway offset by a $50 million increase in the midstream sector related to an Australian line pipe sale. The strengthening in the foreign currencies in areas where we operate outside of the U.S. dollar increased sales by $5 million, or 1%.

Gross Profit. Our gross profit was $582 million (16.0% of sales) for the year ended December 31, 2017 as compared to $468 million (15.4% of sales) for the year ended December 31, 2016.  The  $114 million increase was primarily attributable to the increase in sales volumes.  In addition, gross profit for 2017 and 2016 was negatively impacted by $6 million and $45 million, respectively, of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value. Gross profit for 2017 was also negatively impacted by higher product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $28 million in 2017 compared to a  reduction of cost of sales of $14 million in 2016.  Excluding the impact of LIFO and the inventory-related charges, gross profit percentage improved 50 basis points as a result of sales mix changes.

Certain purchasing costs and warehousing activities (including receiving, inspection, and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others who may include these expenses as a component of costs of goods sold. Purchasing and warehousing activities costs approximated $29 million and $30 million for the years ended December 31, 2017 and 2016.

Adjusted Gross Profit. Adjusted Gross Profit increased to $677 million (18.6% of sales) for 2017 from $523 million (17.2% of sales) for 2016,  an increase of  $154 million. Adjusted Gross Profit for 2017 and 2016, respectively, included the impact of the $6 million and $45 million of inventory-related charges discussed above.  Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with our gross profit, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2017	of Revenue	2016	of Revenue
Gross profit, as reported	$582	16.0%	$468	15.4%
Depreciation and amortization	22	0.6%	22	0.7%
Amortization of intangibles	45	1.2%	47	1.6%
Increase (decrease) in LIFO reserve	28	0.8%	(14)	(0.5%)
Adjusted Gross Profit	$677	18.6%	$523	17.2%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $536 million (14.7% of sales) for the year ended December 31, 2017 as compared to $524 million (17.2% of sales) for the year ended December 31, 2016.  SG&A for 2017 and 2016 included $14 million and $20 million, respectively, of severance and restructuring charges resulting from cost reduction efforts. SG&A for 2017 also included $20 million of expense related to the implementation of a new information technology system in the international segment as compared to $15 million of expense in 2016.  Excluding these amounts, SG&A increased $13 million which was attributable to volume-related increases.

Operating Income (Loss). Operating income was $46 million for the year ended December 31, 2017, as compared to an operating loss of $56 million for the year ended December 31, 2016,  an improvement of $102 million.

U.S. Segment—Our U.S. segment had operating income of $67 million for 2017 as compared to an operating income of $6 million for 2016.  The $61 million improvement was primarily driven by higher sales.  Severance costs included in operating expenses were $6 million for 2016.  No such expenses were incurred in 2017. In addition, in 2016, we recorded $16 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value.

Canadian Segment—Our Canadian segment had operating income of  $11 million for 2017 as compared to an operating loss of  $5 million for 2016. The $16 million improvement was primarily a result of higher sales volume.  In addition, in 2016 severance and restructuring expenses and inventory-related charges negatively impacted operating income by $6 million.

International Segment—Our International segment incurred an operating loss of $32 million for 2017 as compared to $57 million in 2016.  We recorded $6 million and $24 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value in 2017 and 2016, respectively.  Severance costs included in operating expenses were $14 million and $13 million for the years ended December 31, 2017 and 2016, respectively. The improvement of $25 million was primarily due to these prior year charges combined with lower SG&A attributable to 2016 cost reduction measures including headcount reductions and associated severance costs.

Interest Expense. Our interest expense was $31 million for the year ended December 31, 2017 as compared to $35 million for the year ended December 31, 2016.  The decrease can be attributed to lower average debt levels in 2017.

Other Expense. Our other expense increased to  $8 million for the year ended December 31, 2017 from $0 million for the year ended December 31, 2016.  In 2017, other expense included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility.

Income Tax Benefit. Our income tax benefit was $43 million for the year ended December 31, 2017, as compared to benefit of  $8 million for the year ended December 31, 2016. In the fourth quarter of 2017, we recorded a provisional net tax benefit of $50 million associated with the passage of the Tax Act. Excluding the impact of the Tax Act and $20 million of severance and restructuring and inventory related charges within our International segment, for which there was very little tax benefit, our effective tax rate would have been 26%.  The 2016 effective tax rate of 9%  was lower than our customary effective tax rate as a result of the mix of pre-tax losses in all segments, including an increase in the relative significance of pre-tax losses in foreign jurisdictions where the losses have no corresponding tax benefit

Net Income (Loss). Our net income was $50 million for the year ended December 31, 2017 as compared to net loss of $83 million for the year ended December 31, 2016, an improvement of $133 million, reflecting improved income before taxes and the provisional tax benefit of $50 million associated with the Tax Act.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $179 million for the year ended December 31, 2017, as compared to $75 million for the year ended December 31, 2016. Our Adjusted EBITDA increased  $104 million over that period primarily as a result of the factors noted above.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with our net income (loss), as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2017	2016
Net income (loss)	$50	$(83)
Income tax benefit	(43)	(8)
Interest expense	31	35
Depreciation and amortization	22	22
Amortization of intangibles	45	47
Increase (decrease) in LIFO reserve	28	(14)
Inventory-related charges	6	40
Equity-based compensation expense	16	12
Severance and restructuring charges	14	20
Foreign currency (gains) losses	(2)	4
Write off of debt issuance costs	8	1
Litigation matter	3	-
Change in fair value of derivative instruments	1	(1)
Adjusted EBITDA	$179	$75

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales:
U.S.	$2,297	$3,572	$(1,275)	(36%)
Canada	243	333	(90)	(27%)
International	501	624	(123)	(20%)
Consolidated	$3,041	$4,529	$(1,488)	(33%)

Operating (loss) income:
U.S.	$6	$(47)	$53
Canada	(5)	9	(14)
International	(57)	(244)	187
Consolidated	(56)	(282)	226

Interest expense	(35)	(48)	13
Other expense	-	(12)	12
Income tax benefit (expense)	8	11	(3)
Net (loss) income	(83)	(331)	248
Series A preferred stock dividends	24	13	11
Net (loss) income attributable to common stockholders	$(107)	$(344)	$237

Gross Profit	$468	$786	$(318)
Adjusted Gross Profit (1)	$523	$814	$(291)
Adjusted EBITDA (1)	$75	$235	$(160)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 35-37 herein.

Sales. Our sales were $3,041 million for the year ended December 31, 2016 as compared to $4,529 million for the year ended December 31, 2015. The $1,488 million decrease reflected a $24 million impact of the decline in foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased $1,275 million to $2,297 million for 2016 from $3,572 million for 2015. This 36% decrease reflected a $698 million decrease in the upstream sector, a $329 million decrease in the midstream sector and a $248 million decrease in the downstream sector.  The decline in the upstream sector included a $287 million impact from the disposition of our U.S. OCTG product line. The remaining decrease in sales in 2016 as compared 2015 was caused by decreased customer spending for both maintenance, repair and operations (“MRO”) and projects, driven by the sustained low oil and natural gas prices and the resulting decline in rig count.

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

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with our gross profit, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2016	of Revenue	2015	of Revenue
Gross profit, as reported	$468	15.4%	$786	17.4%
Depreciation and amortization	22	0.7%	21	0.5%
Amortization of intangibles	47	1.6%	60	1.3%
Decrease in LIFO reserve	(14)	(0.5%)	(53)	(1.2%)
Adjusted Gross Profit	$523	17.2%	$814	18.0%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $524 million (17.2% of sales) for the year ended December 31, 2016 as compared to $606 million (13.4% of sales) for the year ended December 31, 2015.  SG&A for 2016 and 2015 included $20 million and $14 million, respectively, of severance and restructuring charges resulting from cost reduction efforts.  SG&A for 2016 also included $15 million of expense related to the implementation of a new information technology system in the international segment as compared to $9 million of expense in 2015.  The full year 2016 reflected a $6 million favorable impact from foreign exchange rates compared to the full year of 2015.  Excluding these amounts, SG&A decreased $88 million which was attributable to volume-related declines and the cost reduction efforts we have made.

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

Operating Loss. Operating loss was $56 million for the year ended December 31, 2016, as compared to $282 million for the year ended December 31, 2015, an improvement of $226 million.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with our net loss, as derived from our consolidated financial statements (in millions):

	Year Ended December 31,
	2016	2015
Net loss	$(83)	$(331)
Income tax benefit	(8)	(11)
Interest expense	35	48
Depreciation and amortization	22	21
Amortization of intangibles	47	60
Decrease in LIFO reserve	(14)	(53)
Inventory-related charges	40	-
Goodwill and intangible asset impairment	-	462
Equity-based compensation expense	12	10
Severance and restructuring charges	20	14
Loss on disposition of non-core product lines	-	5
Foreign currency losses	4	3
Write off of debt issuance costs	1	3
Litigation matter	-	3
Change in fair value of derivative instruments	(1)	1
Adjusted EBITDA	$75	$235

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(48)	$253	$690
Investing activities	(27)	16	(41)
Financing activities	9	(226)	(599)
Net (decrease) increase in cash and cash equivalents	$(66)	$43	$50

Operating Activities

Net cash used in operating activities was $48 million in 2017 compared to $253 million provided by operations in 2016.  The decrease in cash provided by operations was primarily the result of working capital expansion in response to the increase in sales activity in 2017 as compared to a working capital contraction in 2016.  Working capital growth used cash of $152 million in 2017 compared to the working capital contraction providing cash of $231 million in 2016.  In particular, growth in accounts receivable utilized $118 million of cash in 2017 as a result of the 20% increase in sales relative to 2016 when accounts receivable contraction provided cash of $128 million.  Growth in inventory required to support higher sales levels utilized $168 million of cash in 2017 as compared to cash provided of $141 million in 2016. These uses of cash in 2017 were offset by $93 million generated from an increase in accounts payable, which was attributable to higher purchasing activities and the timing of payments to our suppliers.

Net cash provided by operating activities was $253 million in 2016 compared to $690 million provided by operations in 2015.  The decrease in cash provided by operations was primarily the result of reduced profitability combined with a reduction in the pace of working capital contraction in response to slowing sales. Working capital provided cash of $231 million in 2016 as compared to $586 million in 2015.  The 2016 decline in working capital cash flow was impacted most significantly by a $141 million and $128 million reduction in inventory and accounts receivable, respectively, caused by declining sales levels.

Investing Activities

Net cash used in investing activities was $27 million in 2017, compared to net cash provided by investing activities of  $16 million in 2016.  The $43 million increase in cash used in investing activities is the result of $48 million in proceeds from the 2016 disposition of our U.S. OCTG product line.  Our capital expenditures were $30 million and $33 million for the years ended December 31, 2017 and 2016, respectively.

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

Financing Activities

Net cash provided by financing activities was $9 million in 2017, compared to net cash used in financing activities of $226 million in 2016.    Net proceeds on our Global ABL Facility totaled $129 million in 2017, compared to $0 million in the 2016.   In 2017 and 2016, we used $68 million and $95 million to fund purchases of our common stock, respectively. We used $24 million to fund dividends on our preferred stock in each of 2017 and 2016.  In the fourth quarter of 2016, we repaid $100 million of our Term Loan using available cash on hand.  In June 2015, we received $355 million of net proceeds related to the issuance of Series A Preferred Stock.  We used these proceeds to repay a portion of the outstanding borrowings under our Term Loan and our Global ABL Facility.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2017, our total liquidity, including cash on hand, was $485 million.  Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2017 and 2016, we had cash and cash equivalents of  $48 million and  $109 million, respectively. As of December 31, 2017 and 2016,  $48 million and  $61 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium.    The Global ABL Facility, which was re-sized to $800 million from $1.05 billion in our September 2017 amendment, matures in September 2022.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of December 31, 2017,  we had $129 million of outstanding borrowings and $437 million of Excess Availability, as defined  under this Global ABL Facility.    Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2017.

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

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased in November 2016 to $125 million.  During the first quarter of 2017, we purchased 859,830 shares of common stock at a total cost of $18 million, which completed the repurchase of all shares authorized under the program.  In total under this program, we purchased 8,537,410 shares at a total cost of $125 million.

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2018. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.    During the fourth quarter of 2017, we purchased 3,214,316 shares at a total cost of $50 million.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2017 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2018	2019-2020	2021-2022	5 Years
Long-term debt (1)	$526	$4	$8	$137	$377
Interest payments (2)	151	24	48	46	33
Operating leases	237	41	65	42	89
Purchase obligations (3)	1,066	1,062	4	-	-
Foreign exchange forward contracts	-	-	-	-	-
Other long-term liabilities	36	-	-	-	36
Total	$2,016	$1,131	$125	$225	$535

(1)     Long-term debt is based on debt outstanding at December 31, 2017.

(2)     Interest payments are based on interest rates in effect at December 31, 2017 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $55 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2017. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2017, we are a named defendant in approximately 537 lawsuits involving approximately 1,153 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings.  From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2017.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $168 million and $164 million at December 31, 2017 and 2016, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 36% of our total assets as of December 31, 2017.  We record goodwill as the excess of cost over the fair value of net assets that we acquire.  We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life.  We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2017 (in millions):

	U.S. Eastern Region and Gulf Coast	U.S. Western Region	Canada	International	Total
Customer base intangibles	$ 133	$ 85	$ 5	$ 13	$ 236
Indefinite lived trade name	81	51			132
Goodwill	289	152		45	486

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

•	customer base intangibles; and
•	property, plant and equipment.

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

We group customer base intangible assets on a basis consistent with our reporting units. We determine the fair value of customer base intangibles using a discounted cash flow analysis.  The most significant factor in the determination of the fair value of our customer base intangibles is forecasted sales to our customers including, in particular, our largest customers.   Possible indicators of impairment could include the following:

•	prolonged decline in commodity oil and natural gas prices;
•	the resulting decline in activity levels of many of our major customers;
•	significant reductions in capital spending budgets of our customers; and
•	a pessimistic outlook for the price of oil and natural gas.

Although we determined there were no impairments in 2017 and 2016, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2017 was  $147 million, or 6% of total assets.  This amount was comprised of $109 million, $15 million and $23 million in our U.S., Canada and International segments, respectively.  We group property, plant and equipment and evaluate it for recoverability at a country or regional level.  We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information.  In 2017, no indicators of property, plant and equipment impairment were present.  Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

When testing for the impairment of the value of long-lived assets, we make forecasts of:

•	our future operating results;
•	the extent and timing of future cash flows;
•	working capital;
•	profitability; and
•	sales growth trends.

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

In connection with our annual goodwill impairment test as of October 1, 2017, we tested the carrying value of goodwill for our U.S. and International reporting units.  Our Canada reporting unit has no goodwill.  No goodwill impairments were indicated as a result of those tests as the estimated fair value of each of our reporting units substantially exceeded their carrying value.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a new dividend-exemption territorial system with a one-time transition tax on foreign earnings which were previously not taxed in the U.S.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have all the necessary information available in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. Under SAB 118, a company recognizes provisional amounts for income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. The measurement period for adjusting provisional amounts ends when a company has analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We have determined a reasonable estimate for the re-measurement of our deferred tax assets and liabilities as of December 31, 2017 due to the reduction in the corporate tax rate.  The provisional amount recorded for this re-measurement is a $57 million tax benefit.  We have also recorded a reasonable estimate of the transition tax on undistributed foreign earnings of $7 million.  These provisional estimates are subject to change as additional necessary information becomes available and the final analysis is prepared and analyzed in reasonable detail to complete the accounting. The additional information that needs to be gathered, analyzed and used to complete the accounting for the provisional $7 million transition tax includes the historical earnings and profit information of each foreign subsidiary.  In addition, the finalization of the 2017 federal income tax return will impact the underlying temporary differences existing at the end of 2017 used to determine the provisional tax benefit of $57 million.

We classify interest and penalties related to unrecognized tax positions as income taxes in our financial statements. We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts.  As such, no deferred income taxes have been provided for differences between the financial reporting and income tax basis inherent in these foreign subsidiaries.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2017, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2017, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $5 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses related to foreign currency contracts of $1 million for the year ended December 31, 2017, gains of $1 million in the year ended December 31, 2016 and losses of $1 million in the year ended December 31, 2015.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with carbon steel line pipe prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of MRC Global Inc.:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2017 and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Controls Over Financial Reporting

The Company has undertaken a multi-year enterprise resource planning (“ERP”) project to migrate certain systems to SAP software.  During the second quarter of 2016, we completed the SAP implementation in our Asia Pacific-based businesses. During the second quarter of 2017, we completed the implementation effort in our European and Middle Eastern businesses.  During the third quarter of 2017, we completed the implementation effort in our Nordic businesses. As a part of these implementations, various controls over financial reporting for the international segment changed during the year.

Other than described above, there were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held April 27, 2018 (“Proxy Statement”), which information is incorporated by reference herein.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation  Discussion and  Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2017,” “Grants of Plan-Based Awards in Fiscal Year 2017,” “Outstanding Equity Awards at 2017 Fiscal Year-End,” “Option Exercises and Stock Vested During 2017,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	5,956,003	$21.96	1,944,764

Equity compensation plans not approved by security holders	None	N/A	None

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
3.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012, File No. 001-35479).

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 7, 2013. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 13, 2013, File No. 001-35479).

3.3

Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Perpetual Preferred Stock of MRC Global Inc.  (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015, File No. 001-35479).

10.1

Third Amended and Restated Loan, Security and Guarantee Agreement, dated as of September  22, 2017, among MRC Global (US) Inc., Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil  & Gas Company, MRC Management Company, MRC Services Company LLC, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Global (Belgium) NV, as Belgian Borrower, MRC Global (Canada) ULC, as Canadian Borrower, MRC Global (Netherlands) B.V., as Dutch Borrower, MRC Global Norway AS, as Norwegian Borrower, MRC Transmark Limited, as UK Borrower, the other borrowers from time to time party thereto, certain financial institutions as lenders and Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent. (Incorporated by reference to Exhibit 10.1.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 26, 2017, File No. 001-35479).

10.2

Refinancing Amendment and Successor Administrative Agent Agreement, dated as of September 22, 2017, among MRC Global (US) Inc., as borrower, MRC Global Inc., as a guarantor, the subsidiary guarantors party thereto, the lenders party thereto, U.S. Bank National Association, as the Collateral Trustee, JPMorgan Chase Bank, N.A., as the Successor Administrative Agent, and Bank of America, N.A., as Prior Administrative Agent. (Incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 26, 2017, File No. 001-35479).

10.2.1

Term Loan Guarantee and Acknowledgment, dated as of November 9, 2012, by each of the signatories listed on the signature pages thereto and each of the other entities that becomes a party thereto, in favor of the Administrative Agent (as defined therein) for the benefit of the Guaranteed Parties (as defined therein). (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012, File No. 001-35479).

10.2.2

Security Agreement, dated as of November 9, 2012, among MRC Global (US) Inc., MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012, File No. 001-35479).

Exhibit Number	Description
10.2.3

Term Loan Pledge Agreement, dated as of November 9, 2012, among MRC Global (US) Inc., MRC Global Inc., each of the subsidiaries of MRC Global Inc. listed on the signature pages thereto and U.S. Bank National Association, as Collateral Trustee, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012, File No. 001-35479).

10.2.4

Refinancing Amendment and Incremental Joinder Agreement, dated as of November 19, 2013, among MRC Global (US) Inc., MRC Global Inc., subsidiary guarantors party thereto and Bank of America, N.A. as Administrative Agent and Lender, for the benefit of the Secured Parties (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 20, 2013, File No. 001-35479).

10.2.5

Second Amendment, dated as of June 11, 2015, by and among MRC Global (US) Inc., as the borrower, MRC Global Inc., as guarantor, the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Collateral Trustee.  (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015, File No. 001-35479).

10.2.6

Notice of Amendment and Confirmation of Intercreditor Agreement, dated September 22, 2017, by and between Bank of America, N.A., in its capacity as administrative agent and collateral agent for the Revolving Credit Lenders under the Revolving Credit Agreement, JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Term Lenders as of the date hereof, U.S. Bank National Association, in its capacity as collateral trustee for the Term Secured Parties, the Additional Term Secured Parties, if any, and the Subordinated Lien Secured Parties, if any, MRC Global Inc. and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.1.3 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 26, 2017, File No. 001-35479).

10.2.7

Notice of Amendment and Confirmation of Intercreditor Agreement, dated September 22, 2017, by and between Bank of America, N.A., in its capacity as administrative agent and collateral agent for the Revolving Credit Lenders under the Revolving Credit Agreement, U.S. Bank National Association, in its capacity as collateral trustee for the Term Secured Parties, the Additional Term Secured Parties, if any, and the Subordinated Lien Secured Parties, if any, MRC Global Inc. and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.1.4 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 26, 2017, File No. 001-35479).

10.3

Amendment No. 2 to the Amended and Restated Registration Rights Agreement, dated as of April 11, 2012, by and among MRC Global Inc., PVF Holdings LLC and the other parties thereto. (Incorporated by reference to Exhibit 10.2.1 to Form 10-Q of MRC Global Inc. for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012, File No. 001-35479).

10.4.1†

Employment Agreement, dated as of May 16, 2013, between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013, File No. 001-35479).

10.4.2†

First Amendment to Employment Agreement between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on February 17, 2017, File No. 001-35479).

Exhibit Number	Description
10.5†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.6†

Letter Agreement, dated as of September 24, 2008, by and among H.B. Wehrle, III, PVF Holdings LLC (now dissolved) and MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation). (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008, File No. 001-35479).

10.7†

Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.8†

2007 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.8.1†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc (No. 333-153091), filed with the SEC on September 26, 2008, File No. 001-35479).

10.8.2†

Form of MRC Global Inc. (f/k/a as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.8.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.9†	MRC Global Inc. 2011 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on March 5, 2012, File No. 001-35479).
10.10.1†

Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 25, 2015, File No. 001-35479).

10.10.2†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012, File No. 001-35479).

10.10.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012, File No. 001-35479).

10.10.4†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2013). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

10.10.5†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards in 2013). (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

Exhibit Number	Description
10.10.6†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2014). (Incorporated by reference to Exhibit 10.13.7 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.10.7†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards in 2014). (Incorporated by reference to Exhibit 10.13.8 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.10.8†

Form of MRC Global Inc. Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.10.9†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for awards for 2015). (Incorporated by reference to Exhibit 10.12.10 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015, File No. 001-35479).

10.10.10†

Form of MRC Global Inc. Restricted Stock Award Agreement (for 2015 awards) (Incorporated by reference to Exhibit 10.12.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015, File No. 001-35479).

10.10.11†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for 2016 awards). (Incorporated by reference to Exhibit 10.12.12 to Form 10-K of MRC Global Inc. for the year ended December 31, 2015 filed with the SEC on February 24, 2016, File No. 001-35479).

10.10.12†

Form of MRC Global Inc. Restricted Stock Unit Award Agreement (for awards after 2014).  (Incorporated by reference to Exhibit 10.12.13 to Form 10‑K of MRC Global Inc. for the year ended December 31, 2015 filed with the SEC on February 24, 2016, File No. 001-35479).

10.10.13†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for 2017 awards). (Incorporated by reference to Exhibit 10.12.14 to Form 10-K of MRC Global Inc. for the year ended December 31, 2016 filed with the SEC on February 17, 2017, File No. 001-35479).

10.10.14†*	Form of MRC Global Inc. Performance Share Unit Award Agreement (for 2018 awards).

10.11†*	MRC Global Director Compensation Plan.
10.12†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2008, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008, File No. 001-35479).

10.12.1†

Amendment to the MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of June 1, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.12.2†

Second Amendment to the MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Andrew R. Lane. (Incorporated by reference to Exhibit 10.23.3 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

Exhibit Number	Description
10.13†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of October 3, 2008, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and Len Anthony. (Incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.13.1†

Amendment to the MRC Global Inc. (f/k/a as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of September 10, 2009, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation), PVF Holdings LLC (now dissolved), and Len Anthony. (Incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.14†

MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement, dated as of December 3, 2009, by and among MRC Global Inc., PVF Holdings LLC (now dissolved), and John A. Perkins. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

F
10.15

Indemnity Agreement, dated as of December 4, 2006, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation), Hg Acquisition Corp., MRC Global (US) Inc. (f/k/a McJunkin Red Man Corporation), and certain shareholders of MRC Global (US) Inc. named therein. (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 of the Registration Statement on Form S-1 of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) (No. 333-153091), filed with the SEC on September 26, 2008, File No. 001-35479).

10.16

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees. (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

10.17

Shareholders’ Agreement, dated June 10, 2015, by and between MRC Global Inc. and Mario Investments LLC.  (Incorporated by reference to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015, File No. 001-35479).

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

32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the twelve-month periods ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2017, 2016 and 2015and (vi) Notes to Consolidated Financial Statements.

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

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	President and Chief Executive Officer (principal executive officer)	February 16, 2018

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 16, 2018

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 16, 2018

/S/ RHYS J. BEST Rhys J. Best	Chairman	February 16, 2018

/S/ Deborah G. Adams Deborah G. Adams	Director	February 16, 2018

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 16, 2018

/S/ BARBARA J. DUGANIER Barbara J. Duganier	Director	February 16, 2018

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 16, 2018

/S/ GERARD P. KRANS Gerard P. Krans	Director	February 16, 2018

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 16, 2018

/S/ JOHN A. PERKINS John A. Perkins	Director	February 16, 2018

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 16, 2018
/S/ ROBERT L. WOOD Robert L. Wood	Director	February 16, 2018

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

/s/ ANDREW R. LANE
Andrew R. Lane President and Chief Executive Officer

/s/ JAMES E. BRAUN
James E. Braun Executive Vice President and Chief Financial Officer

Houston, Texas

February 16, 2018

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited MRC Global Inc.’s  internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of MRC Global Inc. as of December 31, 2017 and 2016, and the related consolidated statements of consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 of MRC Global Inc. and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

February 16, 2018

[

consolidated statements of operations, comprehensive income,  stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

2013 framework and our report dated February 16, 2018expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income,  stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 16, 2018

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

 (in millions, except shares)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$48	$109
Accounts receivable, net	522	399
Inventories, net	701	561
Other current assets	47	48
Total current assets	1,318	1,117

Other assets	21	19

Property, plant and equipment, net	147	135

Intangible assets:
Goodwill, net	486	482
Other intangible assets, net	368	411

	$2,340	$2,164

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$415	$314
Accrued expenses and other current liabilities	143	111
Current portion of long-term debt	4	8
Total current liabilities	562	433

Long-term obligations:
Long-term debt, net	522	406
Deferred income taxes	106	184
Other liabilities	36	23

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
103,099,692 and 102,529,637 issued, respectively	1	1
Additional paid-in capital	1,691	1,677
Retained deficit	(548)	(574)
Treasury stock at cost: 11,751,726 and 7,677,580 shares, respectively	(175)	(107)
Accumulated other comprehensive loss	(210)	(234)
	759	763
	$2,340	$2,164
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Sales	$3,646	$3,041	$4,529
Cost of sales	3,064	2,573	3,743
Gross profit	582	468	786

Selling, general and administrative expenses	536	524	606
Goodwill and intangible asset impairment	-	-	462
Operating income (loss)	46	(56)	(282)

Other expense:
Interest expense	(31)	(35)	(48)
Write off of debt issuance costs	(8)	(1)	(3)
Other, net	-	1	(9)

Income (loss) before income taxes	7	(91)	(342)
Income tax benefit	(43)	(8)	(11)
Net income (loss)	50	(83)	(331)
Series A preferred stock dividends	24	24	13
Net income (loss) attributable to common stockholders	$26	$(107)	$(344)

Basic earnings (loss) per common share	$ 0.28	$ (1.10)	$ (3.38)
Diluted earnings (loss) per common share	$ 0.27	$ (1.10)	$ (3.38)
Weighted-average common shares, basic	94.3	97.3	102.1
Weighted-average common shares, diluted	95.6	97.3	102.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$50	$(83)	$(331)

Other comprehensive income (loss):
Foreign currency translation adjustments	24	(2)	(95)
Pension related adjustments	-	-	-
Total other comprehensive income (loss)	24	(2)	(95)
Comprehensive income (loss)	$74	$(85)	$(426)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2014	102	$1	$1,656	$(123)	-	$-	$(137)	$1,397
Net loss	-	-	-	(331)	-	-	-	(331)
Foreign currency translation	-	-	-	-	-	-	(95)	(95)
Equity-based compensation expense	-	-	10	-	-	-	-	10
Dividends declared on preferred stock	-	-	-	(13)	-	-	-	(13)
Purchase of common stock	-	-	-	-	(1)	(12)	-	(12)

Balance at December 31, 2015	102	1	1,666	(467)	(1)	(12)	(232)	956
Net loss	-	-	-	(83)	-	-	-	(83)
Foreign currency translation	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(1)	-	-	-	-	(1)
Equity-based compensation expense	-	-	12	-	-	-	-	12
Exercise of stock options	-	-	1	-	-	-	-	1
Tax expense on equity-based compensation	-	-	(1)	-	-	-	-	(1)
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(7)	(95)	-	(95)

Balance at December 31, 2016	102	1	1,677	(574)	(8)	(107)	(234)	763
Net income	-	-	-	50	-	-	-	50
Foreign currency translation	-	-	-	-	-	-	24	24
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	16	-	-	-	-	16
Exercise and vesting of stock awards	1	-	1	-	-	-	-	1
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(4)	(68)	-	(68)

Balance at December 31, 2017	103	$1	$1,691	$(548)	(12)	$(175)	$(210)	$759

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$50	$(83)	$(331)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	22	22	21
Amortization of intangibles	45	47	60
Equity-based compensation expense	16	12	10
Deferred income tax benefit	(78)	(23)	(87)
Amortization of debt issuance costs	3	4	4
Inventory-related charges	6	45	-
Write off of debt issuance costs	8	1	3
Goodwill and intangible asset impairment	-	-	462
Increase (decrease) in LIFO reserve	28	(14)	(53)
Change in fair value of derivative instruments	1	(1)	1
Provision for uncollectible accounts	1	4	2
Foreign currency (gains) losses	(2)	4	3
Other non-cash items	4	4	9
Changes in operating assets and liabilities:
Accounts receivable	(118)	128	412
Inventories	(168)	141	419
Other current assets	10	(23)	6
Income taxes payable	-	6	(13)
Accounts payable	93	(13)	(198)
Accrued expenses and other current liabilities	31	(8)	(40)
Net cash (used in) provided by operations	(48)	253	690

Investing activities
Purchases of property, plant and equipment	(30)	(33)	(39)
Proceeds from the disposition of property, plant and equipment	3	1	1
Proceeds from the disposition of non-core product lines	-	48	-
Other investing activities	-	-	(3)
Net cash (used in) provided by investing activities	(27)	16	(41)

Financing activities
Payments on revolving credit facilities	(696)	(41)	(1,343)
Proceeds from revolving credit facilities	825	41	670
Payments on long-term obligations	(18)	(108)	(258)
Debt issuance costs paid	(8)	-	(1)
Purchases of common stock	(68)	(95)	(12)
Proceeds from issuance of preferred stock, net of issuance costs	-	-	355
Dividends paid on preferred stock	(24)	(24)	(10)
Proceeds from exercise of stock options	1	1	-
Repurchases of shares to satisfy tax withholdings	(3)	-	-
Net cash provided by (used in) financing activities	9	(226)	(599)

(Decrease) increase in cash	(66)	43	50
Effect of foreign exchange rate on cash	5	(3)	(6)
Cash beginning of year	109	69	25
Cash end of year	$48	$109	$69

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$30	$43
Cash paid for income taxes	$35	$11	$90
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2017

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

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $168 million and $164 million at December 31, 2017 and 2016, respectively, which are valued at the lower of weighted-average cost or market. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales activity over time. The reserve, which totaled $34 million at December 31, 2017 and 2016, is the amount deemed necessary to reduce the cost of the inventory to its estimated realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense.  Debt issuance costs associated with our Global ABL Facility are presented in other assets and totaled $3 million and $6 million at December 31, 2017 and 2016, respectively.  Debt issuance costs associated with our Term Loan are presented as a reduction of the carrying amount of the debt liability and totaled $2 million and $3 million at December 31, 2017 and 2016, respectively.

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

Insurance: We are self-insured for employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims.  These programs have deductibles and self-insured retentions ranging from $0 million to $5 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits.  We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities.  Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $8 million as of December 31, 2017 and 2016.  In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis.  Reserves for self-insurance accrued liabilities for employee healthcare were $3 million as of December 31, 2017 and 2016.

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

We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Cuts and Jobs Act of 2017, there are currently no plans for the repatriation of those amounts.  As such, no deferred income taxes have been provided for differences between the financial reporting and income tax basis inherent in these foreign subsidiaries.

In the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation, which simplified the accounting for taxes related to stock based compensation. Under the standard, excess tax benefits and certain tax deficiencies are no longer recorded in additional paid-in capital (“APIC”), and APIC pools are eliminated.  Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement.  In addition, excess tax benefits are presented as operating activities rather than financing activities in the statement of cash flows.  For the year ended December 31, 2017, we recorded a tax benefit of $2 million related to the vesting of stock awards. The impacts of this standard are reflected in the consolidated financial statements on a prospective basis.

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

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales. As such, our gross profit may not be comparable to others that may include these expenses as a component of cost of sales. Purchasing and warehousing costs approximated $29 million, $30 million, and $37 million for the years ended December 31, 2017, 2016 and 2015.

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and shares of preferred stock. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and shares of preferred stock. The dilutive effect of unexercised stock options and unvested restricted stock is calculated under the treasury stock method. Equity awards and shares of preferred stock are disregarded in the calculations of diluted earnings per share if they are determined to be anti-dilutive.

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2017,  2016 and 2015, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2017,  2016 and 2015, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

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

Recently Issued Accounting Standards:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard, which will supersede previous existing revenue recognition guidance. The Accounting Standards Update (“ASU”) also provides guidance on accounting for certain contract costs and requires new disclosures. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard, which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption.  We have completed a formal review of contracts with nearly 100 of our largest customers, based on revenue, which represented approximately 76% of 2017 revenue.  This review encompassed customers from a wide variety of end markets and geographies and involved inquiry of sales and operations personnel responsible for servicing these accounts in addition to review of the contracts.  The balance of our revenue is derived from thousands of smaller customers with which we generally interact in a transactional relationship where goods are purchased from our branch locations.  Based on our analysis to date, we do not expect the guidance to have a material impact on the timing of our revenue recognition; however, our disclosures will be expanded to address the qualitative and quantitative requirements of the new standard.  We expect to finalize our analysis and related documentation and to adopt the standard in the first quarter of 2018 and have determined that we will utilize the modified retrospective transition method.  We have enhanced our internal control processes to address both the implementation and ongoing application of the standard.  No significant modifications of our systems have been required.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities which amends the hedge accounting model to better portray an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of certain hedge accounting guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

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

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in millions):

	December 31,
	2017	2016	2015
Beginning balance	$3	$3	$4
Net charge-offs	-	(4)	(3)
Provision	1	4	2
Ending balance	$4	$3	$3

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at December 31, 2017 and 2016.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2017	2016
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$292	$225
Carbon steel pipe, fittings and flanges	268	202
All other products	270	235
	830	662
Less: Excess of average cost over LIFO cost (LIFO reserve)	(95)	(67)
Less: Other inventory reserves	(34)	(34)
	$701	$561

Our inventory quantities were reduced during 2016, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the year ended December 31, 2016, the effect of this LIFO decreased cost of sales by $14 million.

In the fourth quarter of 2017, we incurred an inventory charge of $6 million in our International segment associated with a decision to reduce our local presence in Iraq.    In the third quarter of 2016, we incurred inventory-related charges totaling $45 million.  These charges reflect adjustments necessary to reduce the carrying value of certain products determined to be excess or obsolete to their estimated net realizable value based on our then current market outlook for those products.  This amount included $24 million in the

International segment primarily related to a restructuring of our Australian business and market conditions in Iraq.  In addition, reserves for excess and obsolete inventory were increased in the U.S. and Canada by $16 million and $5 million, respectively.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2017	2016
Land and improvements	-	$15	$15
Building and building improvements	40 years	61	63
Machinery and equipment	3 to 10 years	146	140
Enterprise resource planning software	10 years	56	32
Software in progress	-	1	14
		279	264
Allowances for depreciation and amortization		(132)	(129)
		$147	$135

Building and building improvements include $8 million of non-cash leasehold improvements representing lease incentives as of December 31, 2017.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2014 (1)	$552	$-	$254	$806
Goodwill impairment	(109)	-	(183)	(292)
Other	(2)	-	-	(2)
Effect of foreign currency translation	-	-	(28)	(28)

Goodwill at December 31, 2015	$441	$-	$43	$484
Effect of foreign currency translation	-	-	(2)	(2)

Goodwill at December 31, 2016	$441	$-	$41	$482
Effect of foreign currency translation	-	-	4	4
Goodwill at December 31, 2017	$441	$-	$45	$486

(1)	Net of prior years’ accumulated impairment losses of $241 million and $69 million U.S. and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in millions):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value
December 31, 2017
Customer base (1)	16.2	$665	$(429)	$236
Indefinite lived trade names (2)	N/A	132	-	132
		$797	$(429)	$368

December 31, 2016
Customer base (1)	16.4	$669	$(390)	$279
Amortizable trade names	N/A	12	(12)	-
Indefinite lived trade names (2)	N/A	132	-	132
		$813	$(402)	$411

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2017 and 2016.
(2)	Net of accumulated impairment losses of $204 million as of December 31, 2017 and 2016.

Impairment of Goodwill and Other Intangible Assets

With the continued decline in commodity prices and activity levels in late 2015, we performed an assessment of current market conditions and our future long-term expectations of oil and gas markets as of December 31, 2015 and concluded it was more likely than not that the fair values of our reporting units were lower than their carrying values.  Our assessment took into consideration, among other things, significant further reductions in projected spending by our customers in 2016 and a more pessimistic long-term outlook for the price of oil and natural gas, and the resulting impact on our 2016 budget and long-term financial forecast.   As a result of this assessment, we completed an interim impairment test as of December 31, 2015.  This test resulted in an impairment charge of $292 million comprised of $109 million in our U.S. reporting unit and $183 million in our International reporting unit.  No impairment charges were recognized during the years ended December 31, 2017 and 2016. In these years, the estimated fair value of each of our reporting units substantially exceeded their carrying values.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for indefinite-lived intangible assets as of December 31, 2015.  This test resulted in an impairment charge of $128 million associated with our trade name.  No impairment charges were recognized during the years ended December 31, 2017 and 2016.  In these years, the estimated fair value of our indefinite-lived intangible assets substantially exceeded their carrying value.

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

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2018 to 2022 is currently estimated as follows (in millions):

2018	$44
2019	41
2020	26
2021	23
2022	20

NOTE 7—LONG-TERM DEBT

The significant components of our long-term debt are as follows (in millions):

	December 31,
	2017	2016
Senior Secured Term Loan B, net of discount and issuance costs of $3 and $4, respectively	$397	$414
Global ABL Facility	129	-
	526	414
Less: current portion	4	8
	$522	$406

Senior Secured Term Loan B:  In September 2017, the Company entered into a Refinancing Amendment and Successor Administrative Agent Agreement relating to the Term Loan Credit Agreement, dated as of November 9, 2012, by and among the Company, MRC Global (US) Inc., as the borrower, the other subsidiaries of the Company from time to time party thereto as guarantors, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee. Pursuant to the amendment, the parties thereto agreed to appoint JPMorgan Chase Bank, N.A. as the new administrative agent for the lenders.  As amended, the Term Loan Agreement provides for a $400 million seven-year Term Loan B (the “Term Loan”) which matures in September 2024.  As a result of this amendment, we recorded a charge of $5 million for the write off of debt issuance costs for the year ended December 31, 2017.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan Agreement) to senior secured debt) (net of up to $75.0 million of unrestricted cash) would not exceed 4.00 to 1.00.

Maturity. The scheduled maturity date of the Term Loan is September 22, 2024. The Term Loan will amortize in equal quarterly installments at 1% a year with the payment of the balance at maturity.

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

Interest Rates and Fees. The Company has the option to pay interest at a base rate, subject to a floor of 2.00%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 1.00%, plus an applicable margin. The applicable margin for base rate loans is 250 basis points, and the applicable margin for LIBOR loans is 350 basis points.

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

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries to:

•	make investments, including acquisitions;
•	prepay certain indebtedness;
•	grant liens;
•	incur additional indebtedness;
•	sell assets;
•	make fundamental changes to our business;
•	enter into transactions with affiliates; and
•	pay dividends.

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the senior secured leverage ratio of the Company and its restricted subsidiaries is less than 3.75:1.00.

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma senior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.00:1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.75:1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 5.00:1.00 or the pro forma consolidated interest coverage ratio of the Company and its restricted subsidiaries is greater than or equal to 2.00 to 1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and a borrowing base (equal to, subject to certain exceptions, 85% of all accounts receivable and 65% of the book value of all inventory owned by the Company and its restricted subsidiaries).

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

Global ABL Credit Facility:  : In September 2017, the Company entered into a Third Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, the subsidiaries of the Company from time to time party thereto as borrowers and guarantors, the several lenders from time to time party thereto and Bank of America, N.A. as administrative agent, security trustee and collateral agent.  As part of the amendment, the multi-currency global asset-based revolving credit facility was re-sized to $800 million from $1.05 billion and the maturity was extended to September 2022 from July 2019.  This facility is comprised of $675 million in revolver commitments in the United States, $65 million in Canada,  $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments.  As a result of the amendment, we recorded a charge of $3 million for the write-off of debt issuance costs for the year ended December 31, 2017.

Guarantees.  Each of our current and future wholly owned material U.S. subsidiaries and MRC Global Inc. guarantees the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. No non-U.S. subsidiary guarantees the U.S. tranche, and no property of our non-U.S. subsidiaries secures the U.S. tranche.

Security. Obligations under the U.S. tranche are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of our wholly owned, material U.S. subsidiaries. The security interest in accounts receivable, inventory and related assets of the U.S. borrower subsidiaries ranks prior to the security interest in this collateral which secures the Term Loan. The obligations of any of our non-U.S. borrower subsidiaries are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the non-U.S. subsidiary and our wholly owned material U.S. subsidiaries.

Borrowing Bases. Each of our non-U.S. borrower subsidiaries has a separate standalone borrowing base that limits the non-U.S. subsidiary’s ability to borrow under its respective tranche, provided that the non-U.S. subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

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

Interest Rates. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers’ Acceptances Rate (“BA Rate”) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio.  Borrowings by our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio.

Excess Availability. At December 31, 2017, availability under our revolving credit facilities was  $437 million.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2017 and 2016, including the amortization of original issue discount, were as follows:

	December 31,
	2017	2016
Senior Secured Term Loan B	5.18%	5.51%
Global ABL Facility	3.19%	-

There was no outstanding balance on the Global ABL Facility at December 31, 2016.

Maturities of Long-Term Debt: At December 31, 2017, annual maturities of long-term debt during the next five years are as follows (in millions):

2018	$ 4
2019	4
2020	4
2021	4
2022	133
Thereafter	377

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to fluctuations in foreign currencies. All of our derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The fair value of derivative instruments recorded in our consolidated balance sheets was $0 million at December 31, 2017 and 2016.  The total notional amount of forward foreign exchange contracts was approximately $60 million and $36 million at December 31, 2017 and 2016, respectively.

The table below provides data about the amount of gains and (losses) recognized in our consolidated statements of operations related to our derivative instruments (in millions):

	Year Ended December 31,
Derivatives not designated as hedging instruments:	2017	2016	2015
Foreign exchange forward contracts	$(1)	$1	$(1)

NOTE 9—INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a new dividend-exemption territorial system with a one-time transition tax on foreign earnings which were previously not taxed in the U.S.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have all the necessary information available in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. Under SAB 118, a company recognizes provisional amounts for income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. The measurement period for adjusting provisional amounts ends when a company has analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We have determined a reasonable estimate for the re-measurement of our deferred tax assets and liabilities as of December 31, 2017 due to the reduction in the corporate tax rate.  The provisional amount recorded for this re-measurement is a $57 million tax benefit.  We have also recorded a reasonable estimate of the transition tax on undistributed foreign earnings of $7 million.  These provisional estimates are subject to change as additional necessary information becomes available and the final analysis is prepared and analyzed in reasonable detail to complete the accounting. The additional information that needs to be gathered, analyzed and used to complete the accounting for the provisional $7 million transition tax includes the historical earnings and profit information of each foreign subsidiary.  In addition, the finalization of the 2017 federal income tax return will impact the underlying temporary differences existing at the end of 2017 used to determine the provisional tax benefit of $57 million.

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$49	$(7)	$(79)
Foreign	(42)	(84)	(263)
	$7	$(91)	$(342)

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$26	$13	$64
State	5	1	5
Foreign	4	1	7
	35	15	76

Deferred:
Federal	(73)	(21)	(70)
State	(4)	(2)	(6)
Foreign	(1)	-	(11)
	(78)	(23)	(87)
Income tax benefit	$(43)	$(8)	$(11)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense (benefit) at statutory rates	$2	$(32)	$(120)
State income taxes, net of federal benefit	2	1	(1)
Effects of tax rate changes on existing temporary differences	(59)	-	-
Transition tax	7	-	-
Nondeductible expenses	1	1	1
Foreign operations taxed at different rates	(5)	6	(5)
Goodwill and intangible asset impairment	-	-	99
Change in valuation allowance related to foreign losses	10	16	15
Other	(1)	-	-
Income tax benefit	$(43)	$(8)	$(11)
Effective tax rate	(614)%	9%	3%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$1	$1
Accruals and reserves	20	27
Net operating loss and tax credit carryforwards	57	44
Other	3	2
Subtotal	81	74
Valuation allowance	(63)	(50)
Total	18	24

Deferred tax liabilities:
Inventory valuation	(29)	(47)
Property, plant and equipment	(14)	(19)
Intangible assets	(78)	(138)
Other	(2)	(3)
Total	(123)	(207)
Net deferred tax liability	$(105)	$(183)

We record a valuation allowance when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In the United States, we had approximately $21 million of state net operating loss (“NOL”) carryforwards as of December 31, 2017, which will expire in future years through 2032 and foreign tax credit (“FTC”) carryforwards of $7 million, which will expire in future years through 2028. In certain non-U.S. jurisdictions, we had $172 million of NOL carryforwards, of which $159 million have no expiration and $13 million will expire in future years through 2027.  We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized.  As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2013 and the statute of limitations at our international locations is generally six or seven years.

As a result of the Tax Act, we intend to repatriate to the U.S. all available unremitted earnings of our foreign subsidiaries that were subject to the transition tax or will otherwise not result in additional income tax expense.  Based on analysis completed to date, this includes the unremitted earnings of our Canadian subsidiaries.  We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts.  As such, no deferred income taxes have been provided for differences between the financial reporting and income tax basis inherent in these foreign subsidiaries.  Determining the amount associated with these outside basis differences is not practicable at this time.

At December 31, 2017 and 2016, our unrecognized tax benefits were immaterial to our consolidated financial statements.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue shares of the preferred stock.  As of December 31, 2017 and 2016, the 363,000 shares of preferred stock described in Note 10 were issued and outstanding.

Share Repurchase Programs

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased to $125 million in November 2016.  During the first quarter of 2017, we purchased 859,830 shares of common stock at a total of $18 million which completed the repurchase of all shares authorized under this program.

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2018. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.    During the fourth quarter of 2017, we purchased 3,214,316 shares at a total cost of $50 million.

In total, we have acquired 11,751,726 shares under these programs at an average price per share of $14.89 for a total cost of $175 million.  There were 91,347,966 shares of common stock outstanding as of December 31, 2017.

Summary of share repurchase activity under the repurchase program:
	2017	2016
Number of shares acquired on the open market	4,074,146	6,861,191
Average price per share	$16.62	$13.96
Total cost of acquired shares (in millions)	$68	$95

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2017	2016
Currency translation adjustments	$(209)	$(233)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(210)	$(234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$26	$(107)	$(344)

Average basic shares outstanding	94.3	97.3	102.1
Effect of dilutive securities	1.3	-	-
Average diluted shares outstanding	95.6	97.3	102.1

Net income per share:
Basic	$0.28	$(1.10)	$(3.38)
Diluted	$0.27	$(1.10)	$(3.38)

Equity awards and shares of Preferred  Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2017, 2016 and 2015, our anti-dilutive stock options approximated 3.6 million, 3.6 million and 3.8 million, respectively. There were 0.9 million and 0.3 million anti-dilutive restricted stock, restricted units or performance stock unit awards for years ended December 31, 2016 and 2015, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.  During 2017,  88,966 stock options were exercised, and no stock options were granted under this plan.

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

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance pursuant to the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date.  In 2017,  66,809 shares of restricted stock,  164,098 performance share units and 551,714 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. During 2016,  103,701 shares of restricted stock, 344,922 performance share units and 1,152,614 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. To date, 5,870,930 shares have been granted under this plan.  A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2016	3,784,504	$21.71	4.5	$4
Exercised	(88,966)	10.37
Forfeited	(2,138)	28.67
Expired	(43,155)	23.81
Balance at December 31, 2017	3,650,245	$21.96	3.5	$-

At December 31, 2017
Options outstanding, vested and exercisable	3,650,245	$21.96	3.5	$-
Options outstanding, vested and expected to vest	3,650,245	21.96	3.5	-

	Year Ended December 31,
	2017	2016	2015
Stock Options
Weighted-average, grant-date fair value of awards granted	$-	$-	$-
Total intrinsic value of stock options exercised	633,244	457,834	72,495
Total fair value of stock options vested	10,738,309	3,351,797	3,494,879

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2016	553,488	$16.01
Granted	66,809	18.31
Vested	(328,999)	15.61
Forfeited	(4,768)	17.38
Nonvested at December 31, 2017	286,530	$16.97

	Year Ended December 31,
	2017	2016	2015
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$18.31	$13.24	$13.51
Total fair value of restricted stock vested	6,473,330	3,692,961	1,279,628

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2016	1,163,832	$9.73
Granted	551,714	20.55
Vested	(326,510)	9.88
Forfeited	(73,910)	13.22
Nonvested at December 31, 2017	1,315,126	$14.08

	Year Ended December 31,
	2017	2016	2015
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$20.55	$9.56	$13.44
Total fair value of restricted stock units vested	6,672,405	298,773	8,258

Performance Share Unit Awards

Performance share units were granted to certain executive officers during 2017, 2016 and 2015 based on total shareholder performance as well as a return on average net capital employed calculation (“RANCE”).  The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three-year period relating to MRC Global’s total shareholder return compared to companies within the Oil Service Index and specified RANCE goals set forth on the date in which the award was granted.  The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2016	540,004	$10.73
Granted	164,098	24.18
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2017	704,102	$13.90

	Year Ended December 31,
	2017	2016	2015
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$24.18	$10.02	$11.98
Total fair value of performance share units vested	-	-	-

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2017	2016	2015
Equity-based compensation expense:
Stock options	$2	$3	$3
Restricted stock awards	4	4	6
Restricted stock unit awards	8	4	-
Performance share unit awards	2	1	1
Total equity-based compensation expense	$16	$12	$10
Income tax benefits related to equity-based compensation	$6	$5	$4

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2017
Unrecognized equity-based compensation expense:
Stock options	-	$-
Restricted stock awards	0.3	1
Restricted stock unit awards	1.8	9
Performance share unit awards	1.9	4
Total unrecognized equity-based compensation expense		$14

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

Expense under defined contribution plans were $9 million, $9 million and $11 million for the years ended December 31, 2017, 2016 and 2015,  respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”). Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2022 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $2 million for 2018, $1 million for 2019 and $0 million thereafter.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course.  We recognized revenue of $5 million, $7 million and $26 million from these customers for the years ended December 31, 2017, 2016 and 2015, respectively.  There was $1 million of accounts receivable with these customers outstanding as of December 31, 2017 and 2016.

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

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2017	2016	2015
Sales
U.S.	$2,860	$2,297	$3,572
Canada	294	243	333
International	492	501	624
Consolidated sales	$3,646	$3,041	$4,529

Depreciation and amortization
U.S.	$15	$13	$12
Canada	1	1	2
International	6	8	7
Total depreciation and amortization expense	$22	$22	$21

Amortization of intangibles
U.S.	$41	$41	$41
Canada	2	2	2
International	2	4	17
Total amortization of intangibles expense	$45	$47	$60

Operating income (loss)
U.S. (1)	$67	$6	$(47)
Canada	11	(5)	9
International (1)	(32)	(57)	(244)
Total operating income (loss)	46	(56)	(282)

Interest expense	31	35	48
Other expense	8	-	12
Income (loss) before income taxes	$7	$(91)	$(342)

_________________________________

(1)Includes goodwill and other intangibles impairment of $237 million and $225 million in 2015 for the U.S. and International segments, respectively.

Total assets by segment are as follows (in millions):

	December 31,
	2017	2016
Total assets
United States	$1,970	$1,862
Canada	162	139
International	208	163
Total assets	$2,340	$2,164

The percentages of our fixed assets relating to the following geographic areas are as follows:

	December 31,
	2017	2016
Fixed assets
United States	74%	68%
Canada	10%	15%
International	16%	17%
Total fixed assets	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2017		2016		2015
Line pipe	$685	19%	$444	15%	$864	19%
Carbon steel fittings and flanges	548	15%	460	15%	665	15%
Total carbon steel pipe, fittings and flanges	1,233	34%	904	30%	1,529	34%
Valves, automation, measurement and instrumentation	1,319	36%	1,161	38%	1,507	33%
Gas products	554	15%	443	14%	475	10%
Stainless steel alloy pipe and fittings	183	5%	206	7%	267	6%
Other	357	10%	327	11%	440	10%
Oil country tubular goods ("OCTG")	-	-	-	-	311	7%
	$3,646		$3,041		$4,529

NOTE 15—FAIR VALUE MEASUREMENTS

We used the following methods and significant assumptions to estimate fair value for assets and liabilities recorded at fair value.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange forward contracts recorded in our balance sheets was $0 million at December 31, 2017 and 2016.

Goodwill and Other Intangible Assets:    Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment.  If the testing results in impairment, we would measure goodwill and other intangible assets using level 3 non-recurring inputs.  For the year ended December 31, 2015, we recorded impairment charges to both goodwill and other intangible assets; therefore, these assets were classified as level 3 non-recurring fair value measurements.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was  $526 million and  $414  million at December 31, 2017 and 2016, respectively. The fair value of our debt was $533  million and  $417  million at December 31, 2017 and 2016, respectively. The carrying values of our Global ABL Facility approximates its fair value. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2017 and 2016, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2033. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed and projected based on the total lease obligation ratably over the life of the lease. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $45 million, $48 million, and $51 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more are as follows (in millions):

2018	$41
2019	36
2020	29
2021	24
2022	18
Thereafter	89

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2017, we are a named defendant in approximately 537 lawsuits involving approximately 1,153 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2017 approximated $47 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2017 was approximately $8 million.

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

NOTE 17—RESTRUCTURING

In the fourth quarter of 2017, we took action to reduce headcount and the cost structure within our international segment, particularly in Norway.  As a result of these actions, we recorded $20 million of charges.  These charges included $14 million of severance and restructuring costs and a $6 million write-down of inventory associated with a decision to reduce our local presence in Iraq.

In August 2016, we announced a plan to restructure and downsize our Australian operations in response to the continued downturn in the oil and gas and mining industries in the region.  As a result of this plan, for the year ending December 31, 2016, we incurred $17 million of charges, including $10 million of inventory-related charges, $4 million of lease termination and property costs, $2 million of employee severance, and $1 million of other relocation costs.  These charges included $7 million of cash costs.  In the statement of operations, inventory-related charges are reflected in cost of sales while all other costs are reflected in selling, general and administrative expenses.  The restructuring plan was substantially completed in the fourth quarter of 2016.

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2017
Revenue	$862	$922	$959	$903	$3,646
Gross profit	140	149	152	141	582
Net income (loss) attributable to common stockholders	-	-	(3)	29	26
Earnings per share:
Basic	$-	$-	$(0.03)	$0.31	$0.28
Diluted	$-	$-	$(0.03)	$0.30	$0.27

2016
Revenue	$783	$746	$793	$719	$3,041
Gross profit	133	125	88	122	468
Net loss attributable to common stockholders	(14)	(23)	(46)	(24)	(107)
Earnings per share:
Basic (1)	$(0.14)	$(0.24)	$(0.48)	$(0.25)	$(1.10)
Diluted (1)	$(0.14)	$(0.24)	$(0.48)	$(0.25)	$(1.10)

 _______________

(1)Earnings per share does not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.