Form 10-Q
period 2018-03-31
MRC GLOBAL INC.
filed 2018-05-03
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 89,682,844  shares of the registrant’s common stock (excluding 167,416 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 27, 2018.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash	$45	$48
Accounts receivable, net	621	522
Inventories, net	811	701
Other current assets	49	47
Total current assets	1,526	1,318

Other assets	21	21

Property, plant and equipment, net	146	147

Intangible assets:
Goodwill, net	488	486
Other intangible assets, net	357	368

	$2,538	$2,340

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$523	$415
Accrued expenses and other current liabilities	136	143
Current portion of long-term debt	4	4
Total current liabilities	663	562

Long-term obligations:
Long-term debt, net	635	522
Deferred income taxes	106	106
Other liabilities	36	36

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
104,006,870 and 103,099,692 issued, respectively	1	1
Additional paid-in capital	1,695	1,691
Retained deficit	(536)	(548)
Less: Treasury stock at cost: 13,478,551 and 11,751,726 shares, respectively	(205)	(175)
Accumulated other comprehensive loss	(212)	(210)
	743	759
	$2,538	$2,340
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Sales	$1,010	$862
Cost of sales	841	722
Gross profit	169	140
Selling, general and administrative expenses	138	126
Operating income	31	14
Other expense:
Interest expense	(8)	(7)
Other, net	2	-

Income before income taxes	25	7
Income tax expense	7	1
Net income	18	6
Series A preferred stock dividends	6	6
Net income attributable to common stockholders	$12	$-

Basic income per common share	$0.13	$-
Diluted income per common share	$0.13	$-
Weighted-average common shares, basic	91.4	94.8
Weighted-average common shares, diluted	92.5	94.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Net income	$18	$6

Other comprehensive (loss) income
Foreign currency translation adjustments	(1)	6
Hedge accounting adjustments	(1)	-
Total other comprehensive (loss) income, net of tax	(2)	6
Comprehensive income	$16	$12

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Operating activities
Net income	$18	$6
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	6	5
Amortization of intangibles	11	11
Equity-based compensation expense	4	4
Amortization of debt issuance costs	-	1
Increase in LIFO reserve	7	1
Other	2	2
Changes in operating assets and liabilities:
Accounts receivable	(98)	(75)
Inventories	(117)	(6)
Other current assets	(4)	(1)
Accounts payable	106	74
Accrued expenses and other current liabilities	(9)	-
Net cash (used in) provided by operations	(74)	22

Investing activities
Purchases of property, plant and equipment	(5)	(11)
Net cash used in investing activities	(5)	(11)

Financing activities
Payments on revolving credit facilities	(194)	(14)
Proceeds from revolving credit facilities	307	14
Payments on long-term obligations	(1)	(2)
Purchase of common stock	(30)	(18)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(5)	(3)
Proceeds from exercise of stock options	5	-
Net cash provided by (used in) financing activities	76	(29)

Decrease in cash	(3)	(18)
Effect of foreign exchange rate on cash	-	2
Cash -- beginning of period	48	109
Cash -- end of period	$45	$93

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$7
Cash paid for income taxes	$1	$-
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements.  These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2018.  We have derived our condensed consolidated balance sheet as of December 31, 2017 from the audited consolidated financial statements for the year ended December 31, 2017.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which will replace the existing guidance in ASC 870, Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018.  We are in the process of evaluating the effect of the adoption of ASU 2016-02 on our consolidated financial statements.

Adoption of New Accounting Standards:  ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2018, we adopted accounting standard ASC 606, Revenue from Contracts with Customers (“new revenue standard”) using the modified retrospective method. Under this method, a cumulative effect of initially applying the new revenue standard requires an adjustment to the opening balance of retained earnings, and the comparative information continues to be reported under the accounting standards in effect for those periods prior to adoption. The cumulative effect of initially applying the new standard was immaterial to our consolidated financial statements.

Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  Substantially all of our revenue is recognized when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30 day terms.  Returns are estimated and recorded as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations.

Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets.  In some cases, particularly with third party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

Our contracts with customers ordinarily involve performance obligations that are one year or less.  Therefore, we applied the standard’s optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

ASU 2017-12,  Accounting for Derivatives and Hedging Transactions (Topic 815) Targeted Improvements to Accounting for Hedging Activities.  In March 2018, we early adopted ASU 2017-12.    The new standard amends the hedge accounting model to better portray an organization’s risk management activities in the financial statements, as well as simplifies the applications of certain hedge accounting guidance.  The implementation of ASU 2017-12 did not have a material impact on our consolidated financial statements.

NOTE 2 – CONTRACT BALANCES

Contract Balances:  Variations in the timing of revenue recognition, invoicing and receipt of cash result in categories of assets and liabilities that include invoiced accounts receivable,  uninvoiced accounts receivable, contract assets, and customer advances (contract liabilities) on the consolidated balance sheets.  Generally, revenue recognition and invoicing occur simultaneously as we fulfill our performance obligations resulting in contract assets.  Payment is typically due from our customers within 30 days of invoicing.  We consider contract assets to be accounts receivable when only the passage of time is required before payment is due.  In certain cases, particularly those involving customer-specific documentation requirements, receipt of payment is not assured unless and until we meet the documentation requirements.  In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer.  Further, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, or deferred revenue.

Contract Assets:  We record contract assets, including accounts receivable, when control of the promised goods or services is transferred to our customers.  In situations where we have uninvoiced contract assets due to customer-specific documentation requirements, as discussed above, we recognize these amounts distinct from accounts receivable. Our contract asset balance associated with these requirements, as of March 31, 2018 and December 31, 2017, was $34 million and $31  million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

Contract Liabilities: We record deferred revenue when cash payments are received in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2018 and December 31, 2017 was $32 million and $30 million, respectively.  Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2018	2017
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$314	$292
Carbon steel pipe, fittings and flanges	335	268
All other products	300	270
	949	830
Less: Excess of average cost over LIFO cost (LIFO reserve)	(102)	(95)
Less: Other inventory reserves	(36)	(34)
	$811	$701

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2018	2017
Senior Secured Term Loan B, net of discount and issuance costs of $3	$396	$397
Global ABL Facility	243	129
	639	526
Less: current portion	4	4
	$635	$522

Senior Secured Term Loan B:    In September 2017, the Company entered into a Refinancing Amendment and Successor Administrative Agent Agreement relating to the Term Loan Credit Agreement, dated as of November 9, 2012, by and among the Company, MRC Global (US) Inc., as the borrower, the other subsidiaries of the Company from time to time party thereto as guarantors, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee. Pursuant to the amendment, the parties agreed to appoint JPMorgan Chase Bank, N.A. as the new administrative agent for the lenders.  As amended, the Term Loan Credit Agreement provides for a $400 million seven-year Term Loan B (the “Term Loan”) which matures in September 2024.    The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00.  MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries.  In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries.  We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, as defined in the Term Loan, (reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00 and 0% if our first lien leverage ratio is no more than 2.50 to 1.00).  In addition, the Term Loan contains a number of customary restrictive covenants.

Interest Rate Swap:   We enter into interest rate swaps to manage the interest rate risk associated with our floating-rate LIBOR-based Term Loan.  In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which the Company will receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity.  The fair value of the swap at inception was zero.

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12.  As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income.  The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates.  We recognize interest rate swaps on the accompanying balance sheet at fair value using observable inputs.   We recorded a liability of $1 million at March 31, 2018.

Global ABL Facility:  In September 2017, the Company entered into a Third Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, the subsidiaries of the Company from time to time party thereto as borrowers and guarantors, the several lenders from time to time party thereto and Bank of America, N.A. as administrative agent, security trustee and collateral agent.    As part of the amendment, the multi-currency global asset-based revolving credit facility was re-sized to $800 million from $1.05 billion and the maturity was extended to September 2022 from July 2019.   This facility is comprised of $675 million in revolver commitments in the United States, $65 million in Canada,  $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments.  MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $409 million as of March 31, 2018.

Interest on Borrowings:  The interest rates on our borrowings outstanding at March 31, 2018 and December 31, 2017, including the interest rate swap and amortization of debt issuance costs, were as follows:

	March 31,	December 31,
	2018	2017
Senior Secured Term Loan B	6.02%	5.18%
Global ABL Facility	3.74%	3.19%
Weighted average interest rate	5.15%	4.69%

NOTE 5 – INCOME TAXES

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.  Our effective tax rates for the three months ended March 31, 2018 and 2017 were 28% and 14%, respectively.  Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates.  The 2018 effective tax rate exceeds the U.S. statutory rate primarily as a result of pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.  The 2017 effective tax rate was significantly below the U.S. statutory rate as a result of the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

As of December 31, 2017, we recorded provisional tax estimates associated with the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  These provisional amounts included a $57 million benefit for the re-measurement of deferred tax assets and liabilities and a $7 million transition tax expense related to undistributed foreign earnings.  In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”), these provisional amounts will be finalized during 2018.  Any adjustments required to the provisional amounts will be reflected in income tax expense in the period the adjustment is identified.

NOTE 6 – REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received proceeds of $355 million, net of transaction fees. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where a separate class vote of the common stockholders is required by law. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after the fifth anniversary of the initial issuance of the Preferred Stock, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments on the basis of the date of the conversion. After the seventh anniversary of the initial issuance of Preferred Stock, the Company will have the option to redeem all of the outstanding shares of Preferred Stock at par value. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2018. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.   There were 90,528,319 shares of common stock outstanding as of March 31, 2018.

Summary of share repurchase activity under the repurchase programs:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Number of shares acquired on the open market	1,726,825	859,830
Average price per share	$17.39	$20.54
Total cost of acquired shares (in millions)	$30	$18

Subsequent to quarter end, we purchased an additional 1,144,379 shares for $20 million completing the repurchase of all shares authorized under the October 2017 program.  In total, under both programs, we have acquired 14,622,930 shares at an average price per share of $15.38 for a total cost of $225 million.  As of April 27, 2018, we had 89,682,844 shares of common stock outstanding.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan.  In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan.  The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards.  Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees.  Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In the quarter ended March 31, 2018,  222,435 performance share unit awards and 502,582 shares of restricted stock units have been granted to employees and members of our board of directors.  To date, since the plan’s inception in 2011, before consideration of forfeitures, 6,595,947 shares have been granted to management, members of our board of directors and key employees under this plan.  A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2018	2017
Currency translation adjustments	$(210)	$(209)
Pension related adjustments	(1)	(1)
Hedge accounting adjustments	(1)	-
Accumulated other comprehensive loss	$(212)	$(210)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net income	$18	$6
Less: Dividends on Series A Preferred Stock	6	6
Net income attributable to common stockholders	$12	$-

Weighted average basic shares outstanding	91.4	94.8
Effect of dilutive securities	1.1	-
Weighted average diluted shares outstanding	92.5	94.8

Net income per share:
Basic	$0.13	$-
Diluted	$0.13	$-

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive.  For the three months ended March 31, 2018 and 2017, all of the shares of the Preferred Stock were anti-dilutive.  For the three months ended March 31, 2018 and 2017, we had approximately 3.4 million and 2.1 million anti-dilutive stock options, respectively.  There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended March 31, 2018. There were 1.4 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended March 31, 2017.

NOTE 8 – SEGMENT INFORMATION

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Sales
U.S.	$806	$666
Canada	78	77
International	126	119
Consolidated sales	$1,010	$862

Operating income
U.S.	$28	$11
Canada	2	3
International	1	-
Total operating income	31	14

Interest expense	(8)	(7)
Other, net	2	-
Income before income taxes	$25	$7

	March 31,	December 31,
	2018	2017
Total assets
U.S.	$2,184	$1,970
Canada	141	162
International	213	208
Total assets	$2,538	$2,340

 Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2018	2017 (1)
Line pipe	$158	$146
Carbon steel fittings and flanges	171	123
Total carbon steel pipe, fittings and flanges	329	269
Valves, automation, measurement and instrumentation	378	322
Gas products	124	116
Stainless steel and alloy pipe and fittings	53	41
General oilfield products	126	114
	$1,010	$862

(1)	$18 million of sales for the three months ended March 31, 2017 have been reclassified from gas products to general oilfield products to conform with the current year presentation.

NOTE 9 - REVENUE

Adoption of ASC 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those performance obligations which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) markets in each of our reportable segments.    Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending, and exploration and production activity.  As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2018:
Upstream	$178	$57	$67	$302
Midstream	393	14	3	410
Downstream	235	7	56	298
	$806	$78	$126	$1,010
2017:
Upstream	$140	$61	$44	$245
Midstream	346	11	14	371
Downstream	180	5	61	246
	$666	$77	$119	$862

NOTE 10 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap:  In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which the Company will receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity.  The fair value of the swap at inception was zero.

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12.  As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income.  Interest rate swap agreements are reported at fair value utilizing Level 2 inputs. We obtain dealer quotations to value our interest rate swap agreements.  The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates.  We recognize interest rate swaps on the accompanying balance sheet at fair value using observable inputs such as yield curves and other market-based factors.   We recorded a liability of $1 million at March 31, 2018.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $41 million and $60 million at March 31, 2018 and December 31, 2017, respectively.  We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of March 31, 2018 and December 31, 2017.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value.  The carrying value of our debt was $639 million and $526 million at March 31, 2018 and December 31, 2017, respectively.  We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices.  The fair value of our debt was $645 million and $533 million at March 31, 2018 and December 31, 2017,  respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed.  As of March 31, 2018, we are named a defendant in approximately 533 lawsuits involving approximately 1,143 claims.  No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved.  Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims.  Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.  It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As used in this Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “we,” “our” or “us” refer to MRC Global Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

•our intention not to pay dividends; and

•risks related to changing laws and regulations.

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

Recent Trends and Outlook

During the first three months of 2018, the average oil price of West Texas Intermediate (“WTI”) increased to $62.91 per barrel from $51.62 per barrel in the first three months of 2017. Natural gas prices increased slightly to an average price of $3.08/Mcf (Henry Hub) for the first three months of 2018 compared to $3.02/Mcf (Henry Hub) for the first three months of 2017.    North American drilling rig activity increased 19% in the first three months of 2018 as compared to the first three months of 2017.  U.S. well completions were up 52% in the first three months of 2018 compared to the same period in 2017.

Following a dramatic two-year decline in E&P capital spending by our customers in 2015 and 2016, our business rebounded with 20% sales growth in 2017.  We remain encouraged by stability in oil prices and sustained growth in drilling and completion activity.  Prominent E&P spending surveys, which include many of our customers, indicate that 2018 spending will increase by a  high single digit percentage globally including double digit growth in North America combined with more modest growth internationally.  These positive macroeconomic variables combined with other favorable influences directly impact each of our business sectors.  Healthy commodity prices and an emphasis on completing drilled but uncompleted wells (“DUCs”) benefits our upstream business.  In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we also continue to see modernization and integrity projects in the gas utility space.  Our domestic downstream sector has benefitted from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production.  We expect these favorable business trends to continue throughout 2018 and into 2019.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon products, including pipe, fittings and flanges. Certain countries have been exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs has been implemented.   These actions generally cause the price we pay for products to increase.  We are well-positioned with both our suppliers and customers to react to any inflation resulting on the products we sell.  We expect to see higher revenue due to our customer contract positions and higher LIFO expense for the products that we sell to the extent they are impacted by higher prices caused by the tariffs and quotas.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.  The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2018	2017	2017
U.S.	$589	$559	$544
Canada	45	40	40
International	254	233	249
	$888	$832	$833

Approximately 10%,  14%  and 24% of our March 31, 2018, December 31, 2017 and March 31, 2017 ending backlog, respectively, was associated with one customer in our U.S. segment.  In addition, approximately 14% of our ending backlog for March 31, 2018 and December 31, 2017 was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Average Rig Count (1):
United States	966	742
Canada	269	295
Total North America	1,235	1,037
International	970	939
Total	2,205	1,976

Average Commodity Prices (2):
WTI crude oil (per barrel)	$62.91	$51.62
Brent crude oil (per barrel)	$66.86	$53.59
Natural gas ($/Mcf)	$3.08	$3.02

Average Monthly U.S. Well Permits (3)	4,603	3,301
U.S. Wells Completed (2)	3,462	2,280
3:2:1 Crack Spread (4)	$17.63	$15.71
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The breakdown of our sales by sector for the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended
	March 31, 2018		March 31, 2017
Upstream	$302	30%	$245	28%
Midstream	410	41%	371	43%
Downstream	298	29%	246	29%
	$1,010	100%	$862	100%

For the three months ended March 31, 2018 and 2017, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2018	2017	$ Change	% Change
Sales:
U.S.	$806	$666	$140	21%
Canada	78	77	1	1%
International	126	119	7	6%
Consolidated	$1,010	$862	$148	17%

Operating income:
U.S.	$28	$11	$17	N/M
Canada	2	3	(1)	N/M
International	1	-	1	N/M
Consolidated	31	14	17	N/M

Interest expense	(8)	(7)	(1)	14%
Other income	2	-	2	N/M
Income tax expense	(7)	(1)	(6)	N/M
Net income	18	6	12	N/M
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$12	$-	$12	N/M

Gross profit	$169	$140	$29	21%
Adjusted Gross Profit (1)	$193	$157	$36	23%
Adjusted EBITDA (1)	$59	$36	$23	64%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 19-21 herein.

Sales.    Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers.  Our sales were $1,010 million for the three months ended March 31, 2018 as compared to $862 million for the three months ended March 31, 2017, an increase of $148 million, or 17%.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $14 million, or 2%.

U.S. Segment—Our U.S. sales increased to $806 million for the three months ended March 31, 2018 from $666 million for the three months ended March 31, 2017. This $140 million, or 21%, increase reflected a $38 million increase in the upstream sector, a $47 million increase in the midstream sector and a $55 million increase in the downstream sector.  The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers, and the increase in the upstream sector is related to the increase in rig count and well completions.    The increase in the downstream sector is primarily related to increased project work, turnaround activity and growth from new contracts.

Canada Segment—Our Canada sales increased to $78 million for the three months ended March 31, 2018 from $77 million for the three months ended March 31, 2017, an increase of $1 million, or 1%. Canadian sales were favorably impacted by $3 million, or  4%, as a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $126 million for the three months ended March 31, 2018 from $119 million for the same period in 2017.   The $7 million, or 6%,  increase was primarily due to a $23 million increase in the upstream business related to project activity in Kazakhstan, offset by an $11 million decline in the midstream sector related to an Australian line pipe project from 2017 with no such project work in the first quarter of 2018.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $11 million, or 9%.

Gross Profit.    Our gross profit was $169 million  (16.7% of sales) for the three months ended March 31, 2018 as compared to $140 million  (16.2% of sales) for the three months ended March 31, 2017.  The $29 million increase was primarily attributable to the increase in sales volumes. Our last-in, first-out (“LIFO”) inventory costing methodology resulted in an increase in cost of sales of $7 million and $1 million in the first quarter of 2018 and 2017, respectively.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $193 million (19.1% of sales) for the three months ended March 31, 2018 from $157 million  (18.2% of sales) for the three months ended March 31, 2017,  an increase of $36 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2018	of Revenue	2017	of Revenue
Gross profit, as reported	$169	16.7%	$140	16.2%
Depreciation and amortization	6	0.6%	5	0.6%
Amortization of intangibles	11	1.1%	11	1.3%
Increase in LIFO reserve	7	0.7%	1	0.1%
Adjusted Gross Profit	$193	19.1%	$157	18.2%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses.  Our SG&A expenses were $138 million for the three months ended March 31, 2018 as compared to $126 million for the three months ended March 31, 2017.   The $12 million increase in SG&A is primarily related to an increase in employee-related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business.  Further, we have also incurred incremental volume-related operating costs due to higher activity levels.     The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $3 million, or 25% of the total increase.

Operating Income.   Operating income was $31 million for the three months ended March 31, 2018, as compared to  $14 million for the three months ended March 31, 2017, an improvement of $17 million.

U.S. Segment—Operating income for our U.S. segment was $28 million for the three months ended March 31, 2018 compared to $11 million for the three months ended March 31, 2017.  The $17 million increase in operating income  was driven by higher sales.

Canada Segment—Operating income for our Canada segment was $2 million for the three months ended March 31, 2018 as compared to $3 million for the three months ended March 31, 2017.

International Segment—Operating income for our international segment was $1 million for the three months ended March 31, 2018 as compared to $0 million for the three months ended March 31, 2017.

Interest Expense.   Our interest expense was $8 million and $7 million for the three month periods ended March 31, 2018  and 2017, respectively.  The increase in interest expense is attributable to higher average debt levels during the first quarter of 2018 as compared to the first quarter of 2017.

Other Income.   Our other income was $2 million for the three month period ended March 31, 2018 as compared to $0 million for the three month period ending March 31, 2017.    The three months ended March 31, 2018 included a  $2 million gain on the valuation of foreign currency derivatives.

Income Tax Expense.   Our income tax expense was $7 million for the three months ended March 31, 2018 as compared to $1 million for the three months ended March 31, 2017.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.  Our effective tax rates were 28% and 14% for the three months ended March 31, 2018 and 2017, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates.  The 2018 effective tax rate exceeds the U.S. statutory rate primarily as a result of pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.  The 2017 effective tax rate was significantly below the U.S. statutory rate as a result of the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

Net Income.   Our net income was $18  million for the three months ended March 31, 2018 as compared to $6 million for the three months ended March 31, 2017,  an improvement of $12 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $59 million  (5.8% of sales) for the three months ended March 31, 2018 as compared to $36 million (4.2% of sales) for the three months ended March 31, 2017.

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

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net income	$18	$6
Income tax expense	7	1
Interest expense	8	7
Depreciation and amortization	6	5
Amortization of intangibles	11	11
Increase in LIFO reserve	7	1
Change in fair value of derivative instruments	(2)	1
Equity-based compensation expense	4	4
Adjusted EBITDA	$59	$36

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility.  At March 31, 2018, our total liquidity, including cash on hand, was $454 million.  Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of March 31, 2018 and December 31, 2017, we had cash of $45 million and $48 million, respectively, all of which was maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts. During the first quarter of 2018, we repatriated $30 million from our Canadian subsidiaries.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium.  As of March 31, 2018, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $396 million.  The Global ABL Facility, which was re-sized to $800 million from $1.05 billion in our September 2017 amendment, matures in September 2022.  The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments.  As of  March 31, 2018, we had $243 million of borrowings outstanding and $409 million of Excess Availability, as defined under our Global ABL Facility.  Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2018.

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

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.  The program is scheduled to expire December 31, 2018. The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.    During the first quarter of 2018, we purchased 1,726,825 shares at a total cost of $30 million.

Subsequent to quarter end, we purchased an additional 1,144,379 shares for $20 million completing the repurchase of all shares authorized under the October 2017 program.  In total, under both programs, we have purchased 14,622,930 shares at a total cost of $225 million. As of April 27, 2018, we had 89,682,844 shares of common stock outstanding.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(74)	$22
Investing activities	(5)	(11)
Financing activities	76	(29)
Net decrease in cash and cash equivalents	$(3)	$(18)

Operating Activities

Net cash used in operating activities was $74 million during the three months ended March 31, 2018 compared to $22 million provided by operating activities during the three months ended March 31, 2017.  The increase in cash used in operations was primarily the result of working capital expansion in response to the increase in sales activity. Working capital growth used cash of $122 million in the first three months of 2018 compared to $8 million in the first three months of 2017.  In particular, growth in accounts receivable utilized $98  million of cash in the first three months of 2018 as a result of the 17% increase in sales relative to the first three months 2017 when accounts receivable utilized cash of $75 million.  Growth in inventory required to support higher sales levels utilized $117 million of cash in the first three months of 2018 as compared to $6 million in the same period of 2017. These uses of cash were offset by $106 million generated from an increase in accounts payable in 2018 as compared to $74 million in 2017, which was attributable to higher purchasing activities.

Investing Activities

Net cash used in investing activities was $5 million for the three months ended March 31, 2018, compared to $11 million provided by investing activities for the three months ended March 31, 2017, which represented our capital expenditures for these periods.

Financing Activities

Net cash provided by financing activities was $76 million for the three months ended March 31, 2018 compared to a  net cash use of $29 million for the three months ended March 31, 2017.   In the first three months of 2018 and 2017, we had net borrowings of $113 million and $0 million and used $30 million and $18 million to fund purchases of our common stock, respectively.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense in the financial statements.  Management bases its estimates on historical experience and other assumptions, which it believes are reasonable.  If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations.  For a description of our critical accounting policies, see “Item 7: “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility.  In the first quarter of 2018, we entered into a $250 million interest rate swap to fix a portion of our variable interest rate exposure.  Other than the interest rate swap, there have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2018, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required  to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first three months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see Note 11 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017  under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2018 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31	-	$ -	-	$ 49,949,393
Feb 1- Feb 28	451,375	$ 17.07	415,191	$ 42,847,550
Mar 1- Mar 31	1,314,752	$ 17.48	1,311,634	$ 19,914,866
	1,766,127

(1) We purchased 39,302 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 3, 2018

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer