Form 10-Q
period 2018-06-30
MRC GLOBAL INC.
filed 2018-08-02
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 90,315,224 shares of the registrant’s common stock (excluding 87,247 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 27, 2018.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$31	$48
Accounts receivable, net	676	522
Inventories, net	872	701
Other current assets	39	47
Total current assets	1,618	1,318

Other assets	21	21

Property, plant and equipment, net	147	147

Intangible assets:
Goodwill, net	485	486
Other intangible assets, net	345	368

	$2,616	$2,340

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$527	$415
Accrued expenses and other current liabilities	136	143
Current portion of long-term debt	4	4
Total current liabilities	667	562

Long-term obligations:
Long-term debt, net	704	522
Deferred income taxes	102	106
Other liabilities	38	36

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
104,923,720 and 103,099,692 issued, respectively	1	1
Additional paid-in capital	1,714	1,691
Retained deficit	(520)	(548)
Less: Treasury stock at cost: 14,622,930 and 11,751,726 shares, respectively	(225)	(175)
Accumulated other comprehensive loss	(220)	(210)
	750	759
	$2,616	$2,340
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Sales	$1,082	$922	$2,092	$1,784
Cost of sales	905	773	1,746	1,495
Gross profit	177	149	346	289
Selling, general and administrative expenses	136	132	274	258
Operating income	41	17	72	31
Other expense:
Interest expense	(10)	(8)	(18)	(15)
Write off of debt issuance costs	(1)	-	(1)	-
Other, net	-	-	2	-

Income before income taxes	30	9	55	16
Income tax expense	8	3	15	4
Net income	22	6	40	12
Series A preferred stock dividends	6	6	12	12
Net income attributable to common stockholders	$16	$-	$28	$-

Basic income per common share	$0.18	$-	$0.31	$-
Diluted income per common share	$0.17	$-	$0.30	$-
Weighted-average common shares, basic	90.1	94.5	90.7	94.6
Weighted-average common shares, diluted	91.6	95.6	92.7	96.0

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Net income	$22	$6	$40	$12

Other comprehensive (loss) income
Foreign currency translation adjustments	(9)	8	(10)	14
Hedge accounting adjustments	1	-	-	-
Total other comprehensive (loss) income, net of tax	(8)	8	(10)	14
Comprehensive income	$14	$14	$30	$26

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2018	2017

Operating activities
Net income	$40	$12
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	12	11
Amortization of intangibles	22	22
Equity-based compensation expense	7	9
Deferred income tax benefit	(4)	(7)
Amortization of debt issuance costs	1	2
Write off of debt issuance costs	1	-
Increase in LIFO reserve	22	6
Foreign currency losses (gains)	1	(2)
Other	(1)	4
Changes in operating assets and liabilities:
Accounts receivable	(157)	(117)
Inventories	(201)	(33)
Other current assets	12	7
Accounts payable	116	68
Accrued expenses and other current liabilities	(10)	(6)
Net cash used in operations	(139)	(24)

Investing activities
Purchases of property, plant and equipment	(9)	(14)
Net cash used in investing activities	(9)	(14)

Financing activities
Payments on revolving credit facilities	(475)	(223)
Proceeds from revolving credit facilities	659	223
Payments on long-term obligations	(2)	(4)
Debt issuance costs paid	(1)	-
Purchase of common stock	(50)	(18)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(5)	(3)
Proceeds from exercise of stock options	20	-
Net cash provided by (used in) financing activities	134	(37)

Decrease in cash	(14)	(75)
Effect of foreign exchange rate on cash	(3)	3
Cash -- beginning of period	48	109
Cash -- end of period	$31	$37

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$13
Cash paid for income taxes	$22	$22
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2018. We have derived our condensed consolidated balance sheet as of December 31, 2017 from the audited consolidated financial statements for the year ended December 31, 2017.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which will replace the existing guidance in ASC 870, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018.  Therefore, we will adopt the standard in the first quarter of 2019.  We are in the process of evaluating the effect of the adoption of ASU 2016-02 on our consolidated financial statements. We believe the recognition of right-of-use assets and lease liabilities will result in material increases in assets and liabilities reflected on our consolidated balance sheets.  We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations and cash flows.

Adoption of New Accounting Standards:  ASU 2014-09, Revenue - Revenue from Contracts with Customers. On January 1, 2018, we adopted ASU 2014-09 and all the related amendments, (collectively, “ASC 606”) using the modified retrospective method. Under this method, a cumulative effect of initially applying the new revenue standard requires an adjustment to the opening balance of retained earnings, and the comparative information continues to be reported under the accounting standards in effect for those periods prior to adoption. The cumulative effect of initially applying the new standard was not material to our consolidated financial statements.  We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.

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

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  Substantially all of our revenue is recognized when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms.  Returns are estimated and recorded as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves, and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets.  In some cases, particularly with third party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

Our contracts with customers ordinarily involve performance obligations that are one year or less.  Therefore, we have applied ASC 606’s optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

Contract Balances:  Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable,  uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers.  We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due.  In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements.  In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer.  Our contract asset balance associated with these requirements, as of June 30, 2018 and December 31, 2017, was $36 million and $31 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2018 and December 31, 2017 was $31 million and $30 million, respectively.  During the six months ended June 30, 2018, we recognized $1 million of revenue that was deferred as of December 31, 2017. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue:  Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) markets in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending, and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2018:
Upstream	$189	$64	$54	$307
Midstream	454	8	10	472
Downstream	235	8	60	303
	$878	$80	$124	$1,082
2017:
Upstream	$159	$50	$49	$258
Midstream	379	14	27	420
Downstream	182	5	57	244
	$720	$69	$133	$922

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2018:
Upstream	$367	$121	$121	$609
Midstream	847	22	13	882
Downstream	470	15	116	601
	$1,684	$158	$250	$2,092
2017:
Upstream	$299	$111	$93	$503
Midstream	725	25	41	791
Downstream	362	10	118	490
	$1,386	$146	$252	$1,784

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2018	2017
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$331	$292
Carbon steel pipe, fittings and flanges	355	268
All other products	337	270
	1,023	830
Less: Excess of average cost over LIFO cost (LIFO reserve)	(117)	(95)
Less: Other inventory reserves	(34)	(34)
	$872	$701

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2018	2017
Senior Secured Term Loan B, net of discount and issuance costs of $3	$395	$397
Global ABL Facility	313	129
	708	526
Less: current portion	4	4
	$704	$522

Senior Secured Term Loan B:    We have a seven-year Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, as defined in the Term Loan, (reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00 and 0% if our first lien leverage ratio is no more than 2.50 to 1.00). In addition, the Term Loan contains a number of customary restrictive covenants.

In May 2018, the Company entered into Refinancing Amendment No. 2 relating to the Term Loan. Pursuant to this amendment, the Company and the other parties thereto agreed to reduce the interest rate margin applicable to term loans, in the case of loans incurring interest based on the base rate, from 250 basis points to 200 basis points, and in the case of loans incurring interest based on LIBOR, from 350 basis points to 300 basis points. The parties to the amendment also agreed to reduce the base rate ‘floor’ from 2.00% to 1.00% and to reduce the LIBOR ‘floor’ from 1.00% to 0.00%.  The parties also reset the prepayment premium applicable to voluntary prepayments of the term loans such that repayments made in connection with certain re-pricing transactions will be subject to a 1% premium if made during the first six-months following the date of the amendment. Except as described above, the terms of the Term Loan Agreement generally were not modified as a result of the amendment.

Global ABL Facility:  We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022.  This facility is comprised of $675 million in revolver commitments in the United States, $65 million in Canada,  $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $414 million as of June 30, 2018.

Interest on Borrowings:  The interest rates on our borrowings outstanding at June 30, 2018 and December 31, 2017, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as set forth below.  On a comparable basis, the weighted average interest rate at March 31, 2018 was 5.15%.

	June 30,	December 31,
	2018	2017
Senior Secured Term Loan B	5.60%	5.18%
Global ABL Facility	3.77%	3.19%
Weighted average interest rate	4.79%	4.69%

NOTE 5 – INCOME TAXES

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates for the three and six months ended June 30, 2018 were each 27% and for the three and six months ended June 30, 2017 were 33% and 25%, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate exceeds the U.S. statutory rate primarily as a result of pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit. The 2017 effective tax rate was below the U.S. statutory rate as a result of a benefit related to the foreign currency exchanges losses and the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

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

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million. In the second quarter of 2018, the Company completed the repurchases of all shares authorized under this program.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Number of shares acquired on the open market	1,144,379	-	2,871,204	859,830
Average price per share	$17.39	$-	$17.39	$20.54
Total cost of acquired shares (in millions)	$20	$-	$50	$18

In total, under both programs, we have acquired 14,622,930 shares at an average price per share of $15.38 for a total cost of $225 million.    There were 90,300,790 shares of common stock outstanding as of June 30, 2018.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2018,  222,435 performance share unit awards,  505,297 shares of restricted stock units and 81,542 shares of restricted stock have been granted to employees and members of our board of directors.  To date, since the plan’s inception in 2011, before consideration of forfeitures, 6,680,204 shares have been granted to management, members of our board of directors and key employees under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2018	2017
Currency translation adjustments	$(219)	$(209)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(220)	$(210)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net income	$22	$6	$40	$12
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income attributable to common stockholders	$16	$-	$28	$-

Weighted average basic shares outstanding	90.1	94.5	90.7	94.6
Effect of dilutive securities	1.5	1.1	2.0	1.4
Weighted average diluted shares outstanding	91.6	95.6	92.7	96.0

Net income per share:
Basic	$0.18	$-	$0.31	$-
Diluted	$0.17	$-	$0.30	$-

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2018 and June 30, 2017 all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2018, we had approximately 3.2 million and 3.5 million anti-dilutive stock options, respectively.  For the three and six months ended June 30, 2017, we had approximately 2.1 million anti-dilutive stock options. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and six months ended June 30, 2018 and 2017.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Sales
U.S.	$878	$720	$1,684	$1,386
Canada	80	69	158	146
International	124	133	250	252
Consolidated sales	$1,082	$922	$2,092	$1,784

Operating income
U.S.	$37	$21	$65	$32
Canada	2	1	4	4
International	2	(5)	3	(5)
Total operating income	41	17	72	31

Interest expense	(10)	(8)	(18)	(15)
Other, net	(1)	-	1	-
Income before income taxes	$30	$9	$55	$16

			June 30,	December 31,
			2018	2017
Total assets
U.S.			$2,244	$1,970
Canada			152	162
International			220	208
Total assets			$2,616	$2,340

 Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2018	2017 (1)	2018	2017 (1)
Line pipe	$212	$170	$370	$316
Carbon steel fittings and flanges	178	139	349	262
Total carbon steel pipe, fittings and flanges	390	309	719	578
Valves, automation, measurement and instrumentation	375	327	753	649
Gas products	147	125	271	241
Stainless steel and alloy pipe and fittings	49	50	102	91
General oilfield products	121	111	247	225
	$1,082	$922	$2,092	$1,784

(1)

$18 million of sales for the three months ended June 30, 2017 and $36 million of sales for the six months ended June 30, 2017 have been reclassified from gas products to general oilfield products to conform with the current year presentation.

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported at fair value utilizing Level 2 inputs. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. We recognize interest rate swaps on the accompanying balance sheet at fair value using observable inputs such as yield curves and other market-based factors.  The fair value of the interest rate swap was $0 million as of June 30, 2018.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $32 million and $60 million at June 30, 2018 and December 31, 2017, respectively. We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of June 30, 2018 and December 31, 2017.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $708 million and $526 million at June 30, 2018 and December 31, 2017, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $712 million and $533 million at June 30, 2018 and December 31, 2017  respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2018, we are named a defendant in approximately 552 lawsuits involving approximately 1,152 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

•changes in our credit profile;

•a decline in demand for or adverse change in the value of certain of the products we distribute if tariffs and duties on these products are imposed or lifted;

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

Recent Trends and Outlook

During the first six months of 2018, the average oil price of West Texas Intermediate (“WTI”) increased to $65.55 per barrel from $49.85 per barrel in the first six months of 2017. Natural gas prices decreased slightly to an average price of $2.96/Mcf (Henry Hub) for the first six months of 2018 compared to $3.05/Mcf (Henry Hub) for the first six months of 2017. North American drilling rig activity increased 16% in the first six months of 2018 as compared to the first six months of 2017. U.S. well completions were up 32% in the first six months of 2018 compared to the same period in 2017.

Following a dramatic two-year decline in E&P capital spending by our customers in 2015 and 2016, our business rebounded with 20% sales growth in 2017. We remain encouraged by stability in oil prices and sustained growth in drilling and completion activity.  Prominent E&P spending surveys, which include many of our customers, indicate that 2018 spending will increase by a  high single digit percentage globally including double digit growth in North America combined with more modest growth internationally. These positive macroeconomic variables combined with other favorable influences directly impact each of our business sectors. Healthy commodity prices and an emphasis on completing drilled but uncompleted wells (“DUCs”) benefits our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continue to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins.  Our domestic downstream sector has benefitted from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. We expect these favorable business trends to continue throughout 2018 and into 2019.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon products, including pipe, fittings and flanges. Certain countries have been exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs has been implemented. In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute. Although these actions generally cause the price we pay for products to increase, we are able to leverage long-standing relationships with our suppliers and the volume of our purchases to ensure we receive market competitive pricing.  In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along as they occur.  These issues are dynamic and continue to evolve.  The ultimate impact on our revenue and LIFO expense remains subject to uncertainty.  We expect to see higher revenue due to these customer contract positions and higher LIFO expense for the products that we sell to the extent they are impacted by higher prices caused by the tariffs and quotas.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2018	2017	2017
U.S.	$530	$559	$564
Canada	54	40	34
International	244	233	229
	$828	$832	$827

Approximately 4%, 14%, and 21% of our June 30, 2018, December 31, 2017 and June 30, 2017 ending backlog, respectively, was associated with one customer in our U.S. segment.  In addition, approximately 13% and 14% of our ending backlog for June 30, 2018 and December 31, 2017, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Average Rig Count (1):
United States	1,039	895	1,003	819
Canada	108	117	188	206
Total North America	1,147	1,012	1,191	1,025
International	968	958	969	948
Total	2,115	1,970	2,160	1,973

Average Commodity Prices (2):
WTI crude oil (per barrel)	$68.07	$48.10	$65.55	$49.85
Brent crude oil (per barrel)	$74.53	$49.55	$70.67	$51.57
Natural gas ($/Mcf)	$2.85	$3.08	$2.96	$3.05

Average Monthly U.S. Well Permits (3)	4,709	3,482	4,656	3,391
U.S. Wells Completed (2)	3,705	2,857	6,872	5,213
3:2:1 Crack Spread (4)	$21.06	$17.04	$19.38	$16.38
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Rig Data (U.S.)
(4) Source- Bloomberg

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The breakdown of our sales by sector for the three months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended
	June 30, 2018		June 30, 2017
Upstream	$307	28%	$258	28%
Midstream	472	44%	420	46%
Downstream	303	28%	244	26%
	$1,082	100%	$922	100%

For the three months ended June 30, 2018 and 2017, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Sales:
U.S.	$878	$720	$158	22%
Canada	80	69	11	16%
International	124	133	(9)	(7%)
Consolidated	$1,082	$922	$160	17%

Operating income:
U.S.	$37	$21	$16	76%
Canada	2	1	1	N/M
International	2	(5)	7	N/M
Consolidated	41	17	24	N/M

Interest expense	(10)	(8)	(2)	25%
Other expense	(1)	-	(1)	N/M
Income tax expense	(8)	(3)	(5)	N/M
Net income	22	6	16	N/M
Series A preferred stock dividends	6	6	-	N/M
Net income attributable to common stockholders	$16	$-	$16	N/M

Gross profit	$177	$149	$28	19%
Adjusted Gross Profit (1)	$209	$171	$38	22%
Adjusted EBITDA (1)	$78	$44	$34	77%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 19-21 herein.

Sales.    Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers.  Our sales were $1,082 million for the three months ended June 30, 2018 as compared to $922 million for the three months ended June 30, 2017, an increase of $160 million, or 17%.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $9 million, or 1%.

U.S. Segment—Our U.S. sales increased to $878 million for the three months ended June 30, 2018 from $720 million for the three months ended June 30, 2017. This $158 million, or 22%, increase reflected a $30 million increase in the upstream sector, a $75 million increase in the midstream sector, and a $53 million increase in the downstream sector. The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers, and the increase in the upstream sector is related to the increase in rig count and well completions. The increase in the downstream sector is primarily related to increased project work, turnaround activity and growth from new contracts.

Canada Segment—Our Canada sales increased to $80 million for the three months ended June 30, 2018 from $69 million for the three months ended June 30, 2017,  an  increase of $11 million, or 16%.  Canadian sales were favorably impacted by $3 million, or  4%, as a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $124 million for the three months ended June 30, 2018 from $133 million for the same period in 2017. The $9 million, or 7%,  decrease was primarily due to a $17 million decrease in the midstream business related to an Australian line pipe project from 2017 with no such project work in the second quarter of 2018, offset by a $5 million increase in upstream business related to project activity in Kazakhstan. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $6 million, or 5%.

Gross Profit.    Our gross profit was $177 million  (16.4% of sales) for the three months ended June 30, 2018 as compared to $149 million  (16.2% of sales) for the three months ended June 30, 2017.  The $28 million increase was primarily attributable to the increase in sales volumes. Our last-in, first-out (“LIFO”) inventory costing methodology resulted in an increase in cost of sales, as compared to average cost, of $15 million and $5 million in the second quarter of 2018 and 2017, respectively. Excluding the impact of LIFO, gross profit percentage improved by 100 basis points.  While the second quarter of 2018 included a comparable level of major project sales as the second quarter of 2017, we benefited from a lower mix of lower margin line pipe sales.  This combined with a favorable inflationary pricing environment drove the 100 basis point improvement in gross margins.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $209 million (19.3% of sales) for the three months ended June 30, 2018 from $171 million  (18.5% of sales) for the three months ended June 30, 2017,  an increase of $38 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2018	of Revenue*	2017	of Revenue*
Gross profit, as reported	$177	16.4%	$149	16.2%
Depreciation and amortization	6	0.6%	6	0.7%
Amortization of intangibles	11	1.0%	11	1.2%
Increase in LIFO reserve	15	1.4%	5	0.5%
Adjusted Gross Profit	$209	19.3%	$171	18.5%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $136 million for the three months ended June 30, 2018 as compared to $132 million for the three months ended June 30, 2017. The  $4 million increase in SG&A is primarily related to an increase in employee-related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business offset by the late 2017 reductions in force in the international business.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $1 million, or 25% of the total increase.

Operating Income.   Operating income was $41 million for the three months ended June 30, 2018, as compared to  $17 million for the three months ended June 30, 2017, an improvement of $24 million.

U.S. Segment—Operating income for our U.S. segment was $37 million for the three months ended June 30, 2018 compared to $21 million for the three months ended June 30, 2017.  The $16 million increase  in  operating income  was driven by higher sales.

Canada Segment—Operating income for our Canada segment was $2 million for the three months ended June 30, 2018 as compared to $1 million for the three months ended June 30, 2017.

International Segment—Operating income for our international segment was $2 million for the three months ended June 30, 2018 as compared to an operating loss of $5 million for the three months ended June 30, 2017.  The $7 million improvement in operating income was primarily attributable to cost reduction actions taken in the second half of 2017.

Interest Expense.   Our interest expense was $10  million and $8 million for the three month periods ended June 30, 2018 and 2017, respectively.  The increase in interest expense was primarily attributable to higher average debt levels during the second quarter of 2018 as compared to the second quarter of 2017 as we invested in additional inventory to support expected growth.

Other (Expense) Income.   Our other expense was $1 million for the three month period ended June 30, 2018  as compared to $0 million for the three month period ending June 30, 2017. Other expense for the three months ended June 30, 2018 included a $1 million charge for the write off of debt issuance costs associated with the repricing of our Term Loan.

Income Tax Expense.   Our income tax expense was $8 million for the three months ended June 30, 2018 as compared to $3 million for the three months ended June 30, 2017.  For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.  Our effective tax rates were 27% and 33% for the three months ended June 30, 2018 and 2017, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate exceeds the U.S. statutory rate primarily as a result of pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.

Net Income.   Our net income was $22  million for the three months ended June 30, 2018 as compared to $6 million for the three months ended June 30, 2017,  an improvement of $16 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $78  million  (7.2% of sales) for the three months ended June 30, 2018 as compared to $44 million (4.8% of sales) for the three months ended June 30, 2017.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2018	2017
Net income	$22	$6
Income tax expense	8	3
Interest expense	10	8
Depreciation and amortization	6	6
Amortization of intangibles	11	11
Increase in LIFO reserve	15	5
Change in fair value of derivative instruments	1	(1)
Equity-based compensation expense	3	5
Write off of debt issuance costs	1	-
Litigation settlement	-	3
Foreign currency losses (gains)	1	(2)
Adjusted EBITDA	$78	$44

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The breakdown of our sales by sector for the six months ended June 30, 2018 and 2017 was as follows (in millions):

	Six Months Ended
	June 30, 2018		June 30, 2017
Upstream	$609	29%	$503	28%
Midstream	882	42%	791	44%
Downstream	601	29%	490	28%
	$2,092	100%	$1,784	100%

For the six months ended June 30, 2018 and 2017, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Sales:
U.S.	$1,684	$1,386	$298	22%
Canada	158	146	12	8%
International	250	252	(2)	(1%)
Consolidated	$2,092	$1,784	$308	17%

Operating income (loss):
U.S.	$65	$32	$33	N/M
Canada	4	4	-	N/M
International	3	(5)	8	N/M
Consolidated	72	31	41	N/M

Interest expense	(18)	(15)	(3)	20%
Other income	1	-	1	N/M
Income tax expense	(15)	(4)	(11)	N/M
Net income	40	12	28	N/M
Series A preferred stock dividends	12	12	-	N/M
Net income attributable to common stockholders	$28	$-	$28	N/M

Gross profit	$346	$289	$57	20%
Adjusted Gross Profit (1)	$402	$328	$74	23%
Adjusted EBITDA (1)	$137	$80	$57	71%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.     Our sales were $2,092 million for the six months ended June 30, 2018 as compared to $1,784 million for the six months ended June 30, 2017, an increase of $308 million, or 17%.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $23 million, or 1%.

U.S. Segment—Our U.S. sales increased to $1,684 million for the six months ended June 30, 2018 from $1,386 million for the six months ended June 30, 2017. This $298 million, or 22%, increase reflected a $68 million increase in the upstream sector, a $122 million increase in the midstream sector and a $108 million increase in the downstream sector. The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers, and the increase in the upstream sector is related to the increase in rig count and well completions. The increase in the downstream sector is primarily related to increased project work, turnaround activity and growth from new contracts.

Canada Segment—Our Canada sales increased to $158 million for the six months ended June 30, 2018 from $146 million for the six months ended June 30, 2017,  an  increase of $12 million, or 8%.  Canadian sales were favorably impacted by $6 million, or 4%, as a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $250 million for the six months ended June 30, 2018 from $252 million for the same period in 2017.  The $2 million, or 1%,  decrease included the offsetting impacts of a $28 million increase in the upstream business related to project activity in Kazakhstan and a $28 million decline in the midstream sector related primarily to an Australian line pipe project from 2017 with no such project work in the first half of 2018. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $17 million, or 7%.

Gross Profit.    Our gross profit was $346 million  (16.5% of sales) for the six months ended June 30, 2018 as compared to $289 million  (16.2% of sales) for the six months ended June 30, 2017. The $57 million increase was primarily attributable to the increase in sales volumes. Our LIFO inventory costing methodology resulted in an increase in cost of sales, as compared to average cost, of $22 million and $6 million in the first half of 2018 and 2017, respectively. Excluding the impact of LIFO, gross profit percentage improved by 110 basis points.  While the first half of 2018 included a higher level of major project sales as compared to the first half of 2017, we benefited from a lower mix of lower margin line pipe sales.  This combined with a favorable inflationary pricing environment drove the 110 basis point improvement in gross margins.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $402 million (19.2% of sales) for the six months ended June 30, 2018 from $328 million  (18.4% of sales) for the six months ended June 30, 2017, an increase of $74 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2018	of Revenue*	2017	of Revenue*
Gross profit, as reported	$346	16.5%	$289	16.2%
Depreciation and amortization	12	0.6%	11	0.6%
Amortization of intangibles	22	1.1%	22	1.2%
Increase in LIFO reserve	22	1.1%	6	0.3%
Adjusted Gross Profit	$402	19.2%	$328	18.4%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $274 million for the six months ended June 30, 2018 as compared to $258 million for the six months ended June 30, 2017. The $16 million increase in SG&A is primarily related to an increase in employee-related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business. Further, we have also incurred incremental volume-related operating costs due to higher activity levels. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $4 million, or 25% of the total increase.

Operating Income.   Operating income was $72 million for the six months ended June 30, 2018, as compared to $31 million for the six months ended June 30, 2017, an  improvement of $41 million.

U.S. Segment—Operating income for our U.S. segment was $65 million for the six months ended June 30, 2018 compared to $32 million for the six months ended June 30, 2017. The $33 million increase  in operating income was driven by higher sales partially offset by the increase in SG&A.

Canada Segment—Operating income for our Canada segment was $4 million for the six months ended June 30, 2018 and 2017.

International Segment—Operating income for our international segment was $3 million for the six months ended June 30, 2018 as compared to  a $5 million operating loss for the six months ended June 30, 2017.  The $8 million improvement in operating income was primarily attributable to cost reduction actions taken in the second half of 2017.

Interest Expense.   Our interest expense was $18 million and $15 million for the six month periods ended June 30, 2018 and June 30, 2017. The increase in interest expense was primarily attributable to higher average debt levels during the first six months of 2018 as compared to the first six months of 2017 as we invested in additional inventory to support expected growth.

Other Income.   Our other income was $1 million for the six month period ended June 30, 2018 as compared to $0 million for the six month period ending June 30, 2017. Other income for the six months ended June 30, 2018 included $1 million of income related to the change in fair value of derivatives and a $1 million charge for the write off of debt issuance costs associated with the refinancing amendment of our Term Loan. Other expense for the six months ended June 30, 2017 included a $3 million charge associated with the settlement of a litigation matter and a $2 million foreign currency gain.

Income Tax Expense.   Our income tax expense was $15 million for the six months ended June 30, 2018 as compared to $4 million for the six months ended June 30, 2017. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 27% and 25% for the six months ended June 30, 2018 and 2017, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate exceeds the U.S. statutory rate primarily as a result of pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit. The 2017 effective tax rate was below the U.S. statutory rate as a result of a benefit related to foreign currency exchange losses and the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

Net Income.   Our net income was $40  million for the six months ended June 30, 2018 as compared to $12 million for the six months ended June 30, 2017, an improvement of $28 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $137  million  (6.5% of sales) for the six months ended June 30, 2018 as compared to $80 million (4.5% of sales) for the six months ended June 30, 2017.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2018	2017
Net income	$40	$12
Income tax expense	15	4
Interest expense	18	15
Depreciation and amortization	12	11
Amortization of intangibles	22	22
Increase in LIFO reserve	22	6
Change in fair value of derivative instruments	(1)	-
Equity-based compensation expense	7	9
Write off of debt issuance costs	1	-
Litigation settlement	-	3
Foreign currency losses (gains)	1	(2)
Adjusted EBITDA	$137	$80

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and availability under our Global ABL Facility. At June 30, 2018, our total liquidity, including cash on hand, was $445 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of June 30, 2018 and December 31, 2017, we had cash of $31 million and $48 million, respectively, all of which was maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts. During the first quarter of 2018, we repatriated $30 million from our Canadian subsidiaries.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of June 30, 2018, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $395 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of  June 30, 2018, we had $313 million of borrowings outstanding and $414 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and as such could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended  June 30, 2018.  We do not believe the 2019 implementation of the new lease accounting standard will impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our current method of accounting for leases for debt compliance purposes.

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

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million.   During the first half of 2018, we completed the repurchases of all shares authorized under the program by purchasing 2,871,204 shares at a total cost of $50 million.  Under this program, we purchased 6,085,520 shares at a cost of $100 million.

In total, under both programs, we have purchased a combined 14,622,930 shares at a total cost of $225 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(139)	$(24)
Investing activities	(9)	(14)
Financing activities	134	(37)
Net decrease in cash and cash equivalents	$(14)	$(75)

Operating Activities

Net cash used in operating activities was $139 million during the six months ended June 30, 2018 compared to $24 million during the six months ended June 30, 2017.  The increase in cash used in operations was primarily the result of working capital expansion in response to the increase in sales activity. Working capital growth used cash of $240 million in the first six months of 2018 compared to $81 million in the first six months of 2017. In particular, growth in accounts receivable utilized $157  million of cash in the first six months of 2018 as a result of the 17% increase in sales relative to the first six months  2017 when accounts receivable utilized cash of $117 million.  Growth in inventory required to support higher sales levels utilized $201 million of cash in the first six months of 2018 as compared to $33 million in the same period of 2017. These uses of cash were offset by $116 million generated from an increase in accounts payable in 2018 as compared to $68 million in 2017, which was attributable to higher purchasing activities.

Investing Activities

Net cash used in investing activities was $9 million for the six months ended June 30, 2018, compared to $14 million for the six months ended June 30, 2017 which represented our capital expenditures for both periods.

Financing Activities

Net cash provided by financing activities was $134 million for the six months ended June 30, 2018 compared to a  net cash use of $37 million for the six months ended June 30, 2017. In the first six months of 2018  and 2017, we had net borrowings of $184 million and $0 million and used $50 million and $18 million to fund purchases of our common stock, respectively.  We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2018 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	1,149,607	$ 17.40	1,144,379	$ -
May 1 - May 31	4,040	$ 19.13	-	$ -
Jun 1 - Jun 30	14	$ 20.02	-	$ -
	1,153,661

(1) We purchased 9,282 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 2, 2018

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer