Form 10-Q
period 2018-09-30
MRC GLOBAL INC.
filed 2018-11-01
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]   Accelerated filer  [   ] Non-accelerated filer [    ]   Smaller reporting company [   ]   Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRC”.   There were 90,325,417 shares of the registrant’s common stock (excluding 86,928 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 26, 2018.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except shares)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$29	$48
Accounts receivable, net	674	522
Inventories, net	849	701
Other current assets	44	47
Total current assets	1,596	1,318

Other assets	24	21

Property, plant and equipment, net	142	147

Intangible assets:
Goodwill, net	485	486
Other intangible assets, net	334	368

	$2,581	$2,340

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$470	$415
Accrued expenses and other current liabilities	131	143
Current portion of long-term debt	4	4
Total current liabilities	605	562

Long-term obligations:
Long-term debt, net	715	522
Deferred income taxes	99	106
Other liabilities	34	36

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
104,947,759 and 103,099,692 issued, respectively	1	1
Additional paid-in capital	1,717	1,691
Retained deficit	(502)	(548)
Less: Treasury stock at cost: 14,622,930 and 11,751,726 shares, respectively	(225)	(175)
Accumulated other comprehensive loss	(218)	(210)
	773	759
	$2,581	$2,340
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Sales	$1,071	$959	$3,163	$2,743
Cost of sales	899	807	2,645	2,302
Gross profit	172	152	518	441
Selling, general and administrative expenses	140	130	414	388
Operating income	32	22	104	53
Other expense:
Interest expense	(10)	(9)	(28)	(24)
Write off of debt issuance costs	-	(8)	(1)	(8)
Other, net	2	-	4	-

Income before income taxes	24	5	79	21
Income tax expense	-	2	15	6
Net income	24	3	64	15
Series A preferred stock dividends	6	6	18	18
Net income (loss) attributable to common stockholders	$18	$(3)	$46	$(3)

Basic income (loss) per common share	$0.20	$(0.03)	$0.51	$(0.03)
Diluted income (loss) per common share	$0.20	$(0.03)	$0.50	$(0.03)
Weighted-average common shares, basic	90.3	94.5	90.6	94.6
Weighted-average common shares, diluted	91.7	94.5	92.4	94.6

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net income	$24	$3	$64	$15

Other comprehensive income (loss)
Foreign currency translation adjustments	-	11	(10)	25
Hedge accounting adjustments, net of tax	2	-	2	-
Total other comprehensive income (loss), net of tax	2	11	(8)	25
Comprehensive income	$26	$14	$56	$40

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2018	2017

Operating activities
Net income	$64	$15
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	17	16
Amortization of intangibles	34	34
Equity-based compensation expense	11	12
Deferred income tax benefit	(7)	(13)
Amortization of debt issuance costs	1	3
Write off of debt issuance costs	1	8
Increase in LIFO reserve	48	19
Other	2	1
Changes in operating assets and liabilities:
Accounts receivable	(156)	(165)
Inventories	(206)	(100)
Other current assets	3	15
Accounts payable	58	127
Accrued expenses and other current liabilities	(16)	(9)
Net cash used in operations	(146)	(37)

Investing activities
Purchases of property, plant and equipment	(15)	(23)
Proceeds from the disposition of property, plant and equipment	6	-
Net cash used in investing activities	(9)	(23)

Financing activities
Payments on revolving credit facilities	(808)	(468)
Proceeds from revolving credit facilities	1,004	518
Payments on long-term obligations	(3)	(18)
Debt issuance costs paid	(1)	(7)
Purchase of common stock	(50)	(18)
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(5)	(3)
Proceeds from exercise of stock options	21	-
Other	(1)	-
Net cash provided by (used in) financing activities	139	(14)

Decrease in cash	(16)	(74)
Effect of foreign exchange rate on cash	(3)	5
Cash -- beginning of period	48	109
Cash -- end of period	$29	$40

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$21
Cash paid for income taxes	$34	$33
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian.  We obtain products from a broad range of suppliers.

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2018. We have derived our condensed consolidated balance sheet as of December 31, 2017 from the audited consolidated financial statements for the year ended December 31, 2017. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018.  Therefore, we will adopt the standard in the first quarter of 2019 and intend to apply a package of practical expedients that allow us not to reassess lease classification for expired or existing leases, whether expired or existing contracts are or contain leases, or initial direct costs for expired or existing leases.  We are in the process of evaluating the effect of the adoption of ASU 2016-02 on our consolidated financial statements. As we lease a significant number of our facilities, we believe the recognition of right-of-use assets and lease liabilities for our operating leases will result in material increases in assets and liabilities reflected on our consolidated balance sheets.  We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations and cash flows.  We do not believe the adoption of the standard will impact compliance with debt covenants, as our credit facilities contain provisions that grandfather our current method of accounting for leases for debt compliance purposes.

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

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  Substantially all of our revenue is recognized when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms.  Returns are estimated and recorded as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets.  In some cases, particularly with third party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers.  We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due.  In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements.  In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer.  Our contract asset balance associated with these requirements, as of September 30, 2018 and December 31, 2017, was $42 million and $31 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at September 30, 2018 and December  31, 2017 was $23 million and $30 million, respectively.  During the three and nine months ended September 30, 2018, we recognized $13 million and $14 million, respectively, of revenue that was deferred as of December 31, 2017. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2018:
Upstream	$213	$59	$66	$338
Midstream	406	11	5	422
Downstream	240	8	63	311
	$859	$78	$134	$1,071
2017:
Upstream	$164	$58	$47	$269
Midstream	409	14	14	437
Downstream	186	5	62	253
	$759	$77	$123	$959

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2018:
Upstream	$580	$180	$187	$947
Midstream	1,253	33	18	1,304
Downstream	710	23	179	912
	$2,543	$236	$384	$3,163
2017:
Upstream	$463	$169	$140	$772
Midstream	1,134	39	55	1,228
Downstream	548	15	180	743
	$2,145	$223	$375	$2,743

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2018	2017
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$358	$292
Carbon steel pipe, fittings and flanges	365	268
All other products	306	270
	1,029	830
Less: Excess of average cost over LIFO cost (LIFO reserve)	(143)	(95)
Less: Other inventory reserves	(37)	(34)
	$849	$701

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination.

NOTE 4 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2018	2017
Senior Secured Term Loan B, net of discount and issuance costs of $3	$394	$397
Global ABL Facility	325	129
	719	526
Less: current portion	4	4
	$715	$522

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

Global ABL Facility:  We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022.  This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada,  $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $418 million as of September 30, 2018.

Interest on Borrowings:  The interest rates on our borrowings outstanding at September 30, 2018 and December 31, 2017, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as set forth below.

	September 30,	December 31,
	2018	2017
Senior Secured Term Loan B	5.65%	5.18%
Global ABL Facility	3.74%	3.19%
Weighted average interest rate	4.79%	4.69%

NOTE 5 – INCOME TAXES

For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates for the three and nine months ended September 30, 2018 were each 0% and 19%, respectively, and for the three and nine months ended September 30, 2017 were 40% and 29%, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rates are below the U.S. statutory rate as a result of $6 million of discrete tax benefits recognized in the three months ended September 30, 2018,  $5 million of which relate to adjustments of provisional tax amounts described more fully below.  Excluding these discrete tax benefits, our 2018 effective tax rates would have been higher than the U.S. statutory rate primarily as a result of state taxes and pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.  The 2017 effective tax rate was below the U.S. statutory rate as a result of a benefit related to the foreign currency exchanges losses and the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

As of December 31, 2017, we recorded provisional tax estimates associated with the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). These provisional amounts included a $57 million benefit for the re-measurement of deferred tax assets and liabilities and a $7 million transition tax expense related to undistributed foreign earnings. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”), these provisional amounts will be finalized during 2018. Any adjustments required to the provisional amounts will be reflected in income tax expense in the period the adjustment is identified. During the three months ended September 30, 2018, we recorded discrete tax benefits of $5 million associated with the refinement of these provisional amounts including a $4 million reduction in the estimated transition tax on undistributed foreign earnings.

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

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Number of shares acquired on the open market	-	-	2,871,204	859,830
Average price per share	$-	$-	$17.39	$20.54
Total cost of acquired shares (in millions)	$-	$-	$50	$18

In total, under both programs, we have acquired 14,622,930 shares at an average price per share of $15.38 for a total cost of $225 million.  In October 2018, the Company’s board of directors authorized a new share repurchase program for common stock of up to $150 million.  The program is scheduled to expire December 31, 2019.  There were 90,324,829 shares of common stock outstanding as of September 30, 2018.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2018,  222,435 performance share unit awards, 506,729 shares of restricted stock units and 81,542 shares of restricted stock have been granted to employees and members of our board of directors. To date, since the plan’s inception in 2011, before consideration of forfeitures, 6,681,636 shares have been granted to management, members of our board of directors and key employees under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2018	2017
Currency translation adjustments	$(219)	$(209)
Pension related adjustments	(1)	(1)
Hedge accounting adjustments	2	-
Accumulated other comprehensive loss	$(218)	$(210)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net income	$24	$3	$64	$15
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net income attributable to common stockholders	$18	$(3)	$46	$(3)

Weighted average basic shares outstanding	90.3	94.5	90.6	94.6
Effect of dilutive securities	1.4	-	1.8	-
Weighted average diluted shares outstanding	91.7	94.5	92.4	94.6

Net income per share:
Basic	$0.20	$(0.03)	$0.51	$(0.03)
Diluted	$0.20	$(0.03)	$0.50	$(0.03)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2018 and September 30, 2017 all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2018, we had approximately 2.9 million and 3.3  million anti-dilutive stock options, respectively.  For the three and nine months ended September 30, 2017, we had approximately 3.6 million and 2.1 million anti-dilutive stock options, respectively. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2018. There were 1.2 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2017.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Sales
U.S.	$859	$759	$2,543	$2,145
Canada	78	77	236	223
International	134	123	384	375
Consolidated sales	$1,071	$959	$3,163	$2,743

Operating income
U.S.	$28	$21	$93	$53
Canada	4	4	8	8
International	-	(3)	3	(8)
Total operating income	32	22	104	53

Interest expense	(10)	(9)	(28)	(24)
Other, net	2	(8)	3	(8)
Income before income taxes	$24	$5	$79	$21

			September 30,	December 31,
			2018	2017
Total assets
U.S.			$2,225	$1,970
Canada			132	162
International			224	208
Total assets			$2,581	$2,340

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2018	2017 (1)	2018	2017 (1)
Line pipe	$186	$201	$556	$517
Carbon steel fittings and flanges	182	143	531	405
Total carbon steel pipe, fittings and flanges	368	344	1,087	922
Valves, automation, measurement and instrumentation	393	338	1,146	987
Gas products	154	131	425	372
Stainless steel and alloy pipe and fittings	48	45	150	136
General oilfield products	108	101	355	326
	$1,071	$959	$3,163	$2,743

(1)

$19 million and $55 million of sales for the three and nine months ended September 30, 2017, respectively, have been reclassified from gas products to general oilfield products to conform with the current year presentation.

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was  an asset of $2 million as of September 30, 2018.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $14 million and $60 million at September 30, 2018 and December 31, 2017, respectively. The fair value of our foreign exchange contracts was immaterial as of September 30, 2018 and December 31, 2017.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $719 million and $526 million at September 30, 2018 and December 31, 2017, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $725 million and $533 million at September 30, 2018 and December 31, 2017 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2018, we are named a defendant in approximately 568 lawsuits involving approximately 1,166 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and related products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canada and International operations. We serve our customers from approximately 300 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of approximately 12,000 suppliers to our more than 16,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chains, together with our extensive product offering, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

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

Recent Trends and Outlook

During the first nine months of 2018, the average oil price of West Texas Intermediate (“WTI”) increased to $66.93 per barrel from $49.30 per barrel in the first nine months of 2017. Natural gas prices decreased slightly to an average price of $2.95/Mcf (Henry Hub) for the first nine months of 2018 compared to $3.01/Mcf (Henry Hub) for the first nine months of 2017. North American drilling rig activity increased 14% in the first nine months of 2018 as compared to the first nine months of 2017. U.S. well completions were up 26% in the first nine months of 2018 compared to the same period in 2017, which tracks consistently with the 25%  U.S. upstream revenue increase we have experienced for those same periods.

Following a dramatic two-year decline in E&P capital spending by our customers in 2015 and 2016, our business rebounded with 20% sales growth in 2017. We remain encouraged by stability in oil prices and sustained growth in drilling and completion activity.  To date in 2018, as compared to 2017, we have seen customer spending increase by a  high single digit percentage globally including double digit growth in North America combined with more modest growth internationally. These positive macroeconomic variables combined with other favorable influences directly impact each of our business sectors. Healthy commodity prices and an emphasis on completing drilled but uncompleted wells (“DUCs”) benefits our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continue to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins.  Our domestic downstream sector has benefitted from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. These factors, combined with the completion of some major upstream and midstream projects, have driven revenue growth of 15% in the first nine months of 2018 compared to the same period in 2017.  Although the level of major projects experienced in 2018 may not repeat in 2019, we expect these favorable business trends to continue into 2019, which should drive a third consecutive year of growth for our business.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon steel products, including pipe, fittings and flanges. Certain countries were initially exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs has been implemented. In late September 2018, the U.S., Canada and Mexico entered into a new trade treaty to replace the North America Free Trade Agreement (“NAFTA”).  The new agreement, known as the United States – Mexico – Canada Agreement (“USMCA”), does not impact Section 232 tariffs the U.S. has imposed.  In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute. Although these actions generally cause the price we pay for products to increase, we are able to leverage long-standing relationships with our suppliers and the volume of our purchases generally receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur.  These issues are dynamic and continue to evolve.  The ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.  We expect to see higher revenue due to these customer contract positions and higher cost of sales for the products that we sell to the extent they are impacted by higher prices caused by the tariffs and quotas.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2018	2017	2017
U.S.	$463	$559	$520
Canada	48	40	35
International	219	233	247
	$730	$832	$802

Approximately 8%, 23%, and 26% of our September 30, 2018,  December 31, 2017 and September 30, 2017 ending backlog, respectively, was associated with two customers in our U.S. segment. In addition, approximately 9% and 14% of our ending backlog for September 30, 2018 and December 31, 2017, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects that have been occurring over the last two years.  The 12% decline in the September 30, 2018 backlog, as compared to December 31, 2017, reflects the winding down of the major projects noted above. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Average Rig Count (1):
United States	1,051	946	1,019	861
Canada	209	208	195	207
Total North America	1,260	1,154	1,214	1,068
International	1,003	947	980	948
Total	2,263	2,101	2,194	2,016

Average Commodity Prices (2):
WTI crude oil (per barrel)	$69.69	$48.18	$66.93	$49.30
Brent crude oil (per barrel)	$75.07	$52.10	$72.17	$51.75
Natural gas ($/Mcf)	$2.93	$2.95	$2.95	$3.01

Average Monthly U.S. Well Permits (3)	3,819	3,800	4,332	3,489
U.S. Wells Completed (2)	3,792	3,138	10,572	8,363
3:2:1 Crack Spread (4)	$18.07	$19.77	$18.94	$17.52
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source- Bloomberg

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The breakdown of our sales by sector for the three months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended
	September 30, 2018		September 30, 2017
Upstream	$338	32%	$269	28%
Midstream	422	39%	437	46%
Downstream	311	29%	253	26%
	$1,071	100%	$959	100%

For the three months ended September 30, 2018 and 2017, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Sales:
U.S.	$859	$759	$100	13%
Canada	78	77	1	1%
International	134	123	11	9%
Consolidated	$1,071	$959	$112	12%

Operating income:
U.S.	$28	$21	$7	33%
Canada	4	4	-	0%
International	-	(3)	3	N/M
Consolidated	32	22	10	45%

Interest expense	(10)	(9)	(1)	11%
Other income (expense)	2	(8)	10	N/M
Income tax expense	-	(2)	2	N/M
Net income	24	3	21	N/M
Series A preferred stock dividends	6	6	-	0%
Net income (loss) attributable to common stockholders	$18	$(3)	$21	N/M

Gross profit	$172	$152	$20	13%
Adjusted Gross Profit (1)	$215	$182	$33	18%
Adjusted EBITDA (1)	$80	$56	$24	43%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 20-22 herein.

Sales.    Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $1,071 million for the three months ended September 30, 2018 as compared to $959 million for the three months ended September 30, 2017, an increase of $112 million, or 12%.  The weakening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted sales by $6 million, or 1%.

U.S. Segment—Our U.S. sales increased to $859 million for the three months ended September 30, 2018 from $759 million for the three months ended September 30, 2017. This $100 million, or 13%, increase reflected a $49 million increase in the upstream sector, a $3 million decrease in the midstream sector, and a $54 million increase in the downstream sector.  The increase in the upstream sector was related to the increase in rig count and well completions. The decrease in the midstream sector reflected a $25 million decrease attributable to reduced activity associated with a major project with one of our customers offset by increased activity in our base business in the transmission and gathering subsector. The increase in the downstream sector was primarily related to increased project work, turnaround activity and growth from new contracts.

Canada Segment—Our Canada sales increased to $78 million for the three months ended September 30, 2018 from $77 million for the three months ended September 30, 2017, an increase of $1 million, or 1%. Canadian sales were unfavorably impacted by $3 million, or 4%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $134 million for the three months ended September 30, 2018 from $123 million for the same period in 2017. The $11 million, or 9%,  increase was primarily due to a $19 million increase in the upstream sector and a $1 million increase in the downstream sector offset by a $9 million decrease in the midstream sector. The increase in the upstream sector was attributable to project activity in Kazakhstan.  The decrease in the midstream business was related to an Australian line pipe project from 2017 with no such project work in the third quarter of 2018.  The weakening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted sales by $3 million, or 2%.

Gross Profit.    Our gross profit was $172 million  (16.1% of sales) for the three months ended September 30, 2018 as compared to $152 million  (15.8% of sales) for the three months ended September 30, 2017.  The $20 million increase was primarily attributable to the increase in sales volumes. Our LIFO inventory costing methodology resulted in an increase in cost of sales, as compared to average cost, of $26 million and $13 million in the third quarter of 2018 and 2017, respectively. Excluding the impact of LIFO, gross profit percentage improved by 130 basis points.  The third quarter of 2018 included slightly lower levels of low margin major project sales than the third quarter of 2017, and we benefited from a lower mix of lower margin line pipe sales.  These factors combined with a favorable inflationary pricing environment drove the 130 basis point improvement in gross profit percentage.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $215 million (20.1% of sales) for the three months ended September 30, 2018 from $182 million  (19.0% of sales) for the three months ended September 30, 2017,  an increase of $33 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2018	of Revenue	2017	of Revenue
Gross profit, as reported	$172	16.1%	$152	15.8%
Depreciation and amortization	5	0.5%	5	0.5%
Amortization of intangibles	12	1.1%	12	1.3%
Increase in LIFO reserve	26	2.4%	13	1.4%
Adjusted Gross Profit	$215	20.1%	$182	19.0%

Selling, General and Administrative (“SG&A”) Expenses.    Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A.  Also contained in this category are certain items that are nonoperational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $140 million for the three months ended September 30, 2018 as compared to $130 million for the three months ended September 30, 2017. The $10 million increase in SG&A is primarily related to an increase in employee-related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business offset by the late 2017 reductions in force in the international business. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $1 million.

Operating Income.   Operating income was $32 million for the three months ended September 30, 2018, as compared to  $22 million for the three months ended September 30, 2017, an improvement of $10 million.

U.S. Segment—Operating income for our U.S. segment was $28 million for the three months ended September 30, 2018 compared to $21 million for the three months ended September 30, 2017.  The $7 million increase in operating income was driven by higher sales partially offset by the increase in SG&A.

Canada Segment—Operating income for our Canada segment was $4 million for the three months ended September 30, 2018 and 2017.

International Segment—Operating income for our international segment was $0 million for the three months ended September 30, 2018 as compared to an operating loss of $3 million for the three months ended September 30, 2017.  The $3 million improvement in operating income was primarily attributable to higher sales and cost reduction actions taken in the fourth quarter of 2017.

Interest Expense.   Our interest expense was $10  million and $9 million for the three months ended September 30, 2018 and 2017, respectively. The increase in interest expense was primarily attributable to higher average debt levels during the third quarter of 2018 as compared to the third quarter of 2017 as we invested in additional inventory to support expected revenue growth and in anticipation of rising inventory prices.

Other Income (Expense).   Our other income was $2 million for the three months ended September 30, 2018 as compared to other expense of $8 million for the three months ending September 30, 2017.    Other income for the third quarter of 2018 included a $1 million gain on the sale of a fixed asset.  Other expense for third quarter of 2017 included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility while the third quarter of 2018 had no such charge.

Income Tax Expense.   Our income tax expense was $0 million for the three months ended September 30, 2018 as compared to $2 million for the three months ended September 30, 2017. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 0% and 40% for the three months ended September 30, 2018 and 2017, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate is significantly below the U.S. statutory rate as a result of $6 million of discrete tax benefits, including $5 million resulting from the adjustment of provisional tax amounts recorded in 2017 associated with the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Net Income.   Our net income was $24  million for the three months ended September 30, 2018 as compared to $3 million for the three months ended September 30, 2017, an improvement of $21 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $80  million  (7.5% of sales) for the three months ended September 30, 2018 as compared to $56 million (5.8% of sales) for the three months ended September 30, 2017.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2018	2017
Net income	$24	$3
Income tax expense	-	2
Interest expense	10	9
Depreciation and amortization	5	5
Amortization of intangibles	12	12
Increase in LIFO reserve	26	13
Change in fair value of derivative instruments	-	1
Equity-based compensation expense	4	3
Write off of debt issuance costs	-	8
Foreign currency gains	(1)	-
Adjusted EBITDA	$80	$56

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The breakdown of our sales by sector for the nine months ended September 30, 2018 and 2017 was as follows (in millions):

	Nine Months Ended
	September 30, 2018		September 30, 2017
Upstream	$947	30%	$772	28%
Midstream	1,304	41%	1,228	45%
Downstream	912	29%	743	27%
	$3,163	100%	$2,743	100%

For the nine months ended September 30, 2018 and 2017, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Sales:
U.S.	$2,543	$2,145	$398	19%
Canada	236	223	13	6%
International	384	375	9	2%
Consolidated	$3,163	$2,743	$420	15%

Operating income (loss):
U.S.	$93	$53	$40	75%
Canada	8	8	-	0%
International	3	(8)	11	N/M
Consolidated	104	53	51	96%

Interest expense	(28)	(24)	(4)	17%
Other income (expense)	3	(8)	11	N/M
Income tax expense	(15)	(6)	(9)	N/M
Net income	64	15	49	N/M
Series A preferred stock dividends	18	18	-	0%
Net income (loss) attributable to common stockholders	$46	$(3)	$49	N/M

Gross profit	$518	$441	$77	17%
Adjusted Gross Profit (1)	$617	$510	$107	21%
Adjusted EBITDA (1)	$217	$136	$81	60%
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 24-26 herein.

Sales.     Our sales were $3,163 million for the nine months ended September 30, 2018 as compared to $2,743 million for the nine months ended September 30, 2017, an increase of $420 million, or 15%.  The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $17 million, or 1%.

U.S. Segment—Our U.S. sales increased to $2,543 million for the nine months ended September 30, 2018 from $2,145 million for the nine months ended September 30, 2017. This $398 million, or 19%, increase reflected a $117 million increase in the upstream sector, a $119 million increase in the midstream sector and a $162 million increase in the downstream sector. The increase in the upstream sector is related to the increase in rig count and well completions.  The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers. The increase in the downstream sector is primarily related to increased project work, turnaround activity and growth from new contracts.

Canada Segment—Our Canada sales increased to $236 million for the nine months ended September 30, 2018 from $223 million for the nine months ended September 30, 2017, an increase of $13 million, or 6%. Canadian sales were favorably impacted by $3 million, or 1%, as a result of the stronger Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales increased to $384 million for the nine months ended September 30, 2018 from $375 million for the same period in 2017.  The $9 million, or 2%,  increase included the offsetting impacts of a $47 million increase in the upstream business primarily related to project activity in Kazakhstan, and a $37 million decline in the midstream sector primarily related to an Australian line pipe project from 2017 with no such project work in the first nine months of 2018. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted sales by $14 million, or 4%.

Gross Profit.    Our gross profit was $518 million  (16.4% of sales) for the nine months ended September 30, 2018 as compared to $441 million  (16.1% of sales) for the nine months ended September 30, 2017.  The $77 million increase was primarily attributable to the increase in sales volumes. Our LIFO inventory costing methodology resulted in an increase in cost of sales, as compared to average cost, of $48 million and $19 million in the first nine months of 2018 and 2017, respectively. Excluding the impact of LIFO, gross profit percentage improved by 110 basis points.  While the first nine months of 2018 included a higher level of low margin major project sales as compared to the first nine months of 2017, we benefited from a lower mix of low margin line pipe sales.  This combined with a favorable inflationary pricing environment drove the 110 basis point improvement in gross profit percentage.

Adjusted Gross Profit.    Adjusted Gross Profit increased to $617 million (19.5% of sales) for the nine months ended September 30, 2018 from $510 million  (18.6% of sales) for the nine months ended September 30, 2017,  an increase of $107 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2018	of Revenue	2017	of Revenue
Gross profit, as reported	$518	16.4%	$441	16.1%
Depreciation and amortization	17	0.5%	16	0.6%
Amortization of intangibles	34	1.1%	34	1.2%
Increase in LIFO reserve	48	1.5%	19	0.7%
Adjusted Gross Profit	$617	19.5%	$510	18.6%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $414 million for the nine months ended September 30, 2018 as compared to $388 million for the nine months ended September 30, 2017. The $26 million increase in SG&A is primarily related to an increase in employee-related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business. Further, we have also incurred incremental volume-related operating costs due to higher activity levels. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $3 million, or 12% of the total increase.

Operating Income.   Operating income was $104 million for the nine months ended September 30, 2018, as compared to $53 million for the nine months ended September 30, 2017, an improvement of $51 million.

U.S. Segment—Operating income for our U.S. segment was $93 million for the nine months ended September 30, 2018 compared to $53 million for the nine months ended September 30, 2017.  The $40 million increase in operating income was driven by higher sales partially offset by the increase in SG&A.

Canada Segment—Operating income for our Canada segment was $8 million for the nine months ended September 30, 2018 and 2017.

International Segment—Operating income for our international segment was $3 million for the nine months ended September 30, 2018 as compared to  an $8 million operating loss for the nine months ended September 30, 2017.  The $11 million improvement in operating income was primarily attributable to cost reduction actions taken in the fourth quarter of 2017.

Interest Expense.   Our interest expense was $28 million and $24 million for the nine months  ended September 30, 2018 and 2017, respectively.  The increase in interest expense was primarily attributable to higher average debt levels during the first nine months of 2018 as compared to the first nine months of 2017 as we invested in additional inventory to support expected revenue growth and in anticipation of rising inventory prices.

Other Income.   Our other income was $3 million for the nine months ended September 30, 2018 as compared to $8 million of expense for the nine months  ending September 30, 2017. Other income for the nine months ended September 30, 2018 included $1 million of income related to the change in fair value of derivatives,  a $1 million charge for the write off of debt issuance costs associated with the refinancing amendment of our Term Loan, and a $1 million gain related to the sale of a fixed asset. Other expense for the nine months ended September 30, 2017 included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility.

Income Tax Expense.   Our income tax expense was $15 million for the nine months ended September 30, 2018 as compared to $6 million for the nine months ended September 30, 2017. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 19% and 29% for the nine months ended September 30, 2018 and 2017, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate is below the U.S. statutory rate primarily as a result of $7 million of discrete tax benefits recognized in the nine months ending September 30, 2018, $5 million of which relate to adjustments of provisional tax amounts recorded in 2017 associated with the passage of the Tax Act.  Excluding these discrete tax benefits, our 2018 effective tax rates would have been higher than the U.S. statutory rate primarily as a result of state taxes and pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.  The 2017 effective tax rate was below the U.S. statutory rate as a result of a benefit related to foreign currency exchange losses and the adoption of ASU 2016-09, Compensation – Stock Compensation, which resulted in a discrete tax benefit of $2 million related to the vesting of stock awards.

Net Income.   Our net income was $64  million for the nine months ended September 30, 2018 as compared to $15 million for the nine months ended September 30, 2017, an improvement of $49 million.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $217  million  (6.9% of sales) for the nine months ended September 30, 2018 as compared to $136 million (5.0% of sales) for the nine months ended September 30, 2017.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Net income	$64	$15
Income tax expense	15	6
Interest expense	28	24
Depreciation and amortization	17	16
Amortization of intangibles	34	34
Increase in LIFO reserve	48	19
Change in fair value of derivative instruments	(1)	1
Equity-based compensation expense	11	12
Write off of debt issuance costs	1	8
Litigation settlement	-	3
Foreign currency gains	-	(2)
Adjusted EBITDA	$217	$136

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and availability under our Global ABL Facility. At September 30, 2018, our total liquidity, including cash on hand, was $447 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses.  As of September 30, 2018 and December 31, 2017, we had cash of $29 million and $48 million, respectively, all of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. As a result of the Tax Act, we intend to repatriate to the U.S. all available unremitted earnings of our foreign subsidiaries that were subject to the transition tax or will otherwise not result in additional income tax expense.  Based on analysis completed to date, this includes the unremitted earnings of our Canadian subsidiaries. We currently have the intent and ability to indefinitely reinvest the cash held by our non-Canadian foreign subsidiaries and, pending further analysis of the impact of the Tax Act, there are currently no plans for the repatriation of those amounts. During the first nine months of 2018, we repatriated $38 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of September 30, 2018, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $394 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of  September 30, 2018, we had $325 million of borrowings outstanding and $418 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our ability to incur additional debt is restricted by our existing obligations. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended  September 30, 2018.  We do not believe the 2019 implementation of the new lease accounting standard will impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our current method of accounting for leases for debt compliance purposes.

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

In October 2018, the Company’s board of directors authorized a share repurchase program for common stock of up to $150 million.  The program is scheduled to expire December 31, 2019.  The shares may be repurchased at management’s discretion in the open market.  Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. Under two previous plans, between the fourth quarter of 2015 and the second quarter of 2018, we purchased 14,622,930 shares of the Company’s common stock at an average price per share of $15.38 for a total cost of $225 million.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(146)	$(37)
Investing activities	(9)	(23)
Financing activities	139	(14)
Net decrease in cash and cash equivalents	$(16)	$(74)

Operating Activities

Net cash used in operating activities was $146 million during the nine months ended September 30, 2018 compared to $37 million during the nine months ended September 30, 2017.  The increase in cash used in operations was primarily the result of working capital expansion in response to the increase in sales activity. Working capital growth used cash of $317 million in the first nine months of 2018 compared to $132 million in the first nine months of 2017. In particular, growth in accounts receivable utilized $156 million of cash in the first nine months of 2018 as a result of the 15% increase in sales relative to the first nine months 2017 when accounts receivable utilized cash of $165 million. Growth in inventory required to support higher sales levels utilized $206 million of cash in the first nine months of 2018 as compared to $100 million in the same period of 2017. These uses of cash were offset by $58 million generated from an increase in accounts payable in 2018 as compared to $127 million in 2017, which was attributable to higher purchasing activities.

Investing Activities

Net cash used in investing activities was $9 million for the nine months ended September 30, 2018, compared to $23 million for the nine months ended September 30, 2017.  In the first nine months of 2018, we had capital expenditures of $15 million offset by proceeds from the sale of a fixed asset of $6 million.  In 2017, capital expenditures were $23 million.

Financing Activities

Net cash provided by financing activities was $139 million for the nine months ended September 30, 2018 compared to a net cash use of $14 million for the nine months ended September 30, 2017. In the first nine months of 2018 and 2017, we had net borrowings under revolving credit facilities of $196 million and $50 million, respectively, and used $50 million and $18 million, respectively, to fund purchases of our common stock.  We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2018 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - Jul 31	-	$ -	-	$ -
Aug 1 - Aug 31	-	$ -	-	$ -
Sep 1 - Sep 30	79	$ 19.18	-	$ -
79

(1) We purchased 79 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions. on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 1, 2018

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer