Form 10-K
period 2018-12-31
MRC GLOBAL INC.
filed 2019-02-15
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1.957 billion as of the close of trading as reported on the New York Stock Exchange on

June 30, 2018. There were 83,847,868 shares of the registrant’s common stock (excluding 83,391 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2019 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest global industrial distributor, based on sales, of pipe, valves and fittings (“PVF”) and other infrastructure products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation, measurement, instrumentation and other general and specialty products from our global network of suppliers. Through our U.S., Canadian and International segments, we serve our approximately 15,000 customers through approximately 300 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We are diversified by geography, the industry sectors we serve and the products we sell.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

We have benefited historically from several growth trends within the energy industry, including high levels of customer expansion and maintenance expenditures. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. In the longer term, we believe carbon based energy will continue to play a critical role in supporting economic growth, particularly in developing countries. In the near term, however, customer spending is expected to continue to be sensitive to global oil and natural gas prices and general economic conditions. As such, we expect our business to continue to experience periods of volatility.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As an industrial distributor of PVF and other infrastructure products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically by maintaining a focus on our managed and targeted growth accounts, enhancing our product and service offerings, extending our global platform to major PVF energy markets through acquisitions and organic investments, investing in technology systems and branch infrastructure to achieve improved operational excellence and optimizing our working capital.

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

Our approach to expanding existing markets and accessing new markets is multifaceted. We seek to expand our geographic footprint, pursue strategic acquisitions and organic investments and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high quality products they need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our market share with both new and existing customers.

We maintain a diverse universe of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously ensuring that our customers have access to alternative sources of supply and high quality products across the entire spectrum of their PVF needs.  We continually broaden our product and service offerings and supplier base. Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals and other industrial supply products. We remain focused on products and value added services such as valves, valve automation, measurement and instrumentation, as well as, high alloy products that command higher margins.

We also target growth with our midsized customers and diversification of our upstream and midstream customer bases. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Our acquisition strategy includes focus on those businesses that will broaden our geographic footprint, in certain energy intensive regions, or those that expand our product and service offerings, particularly in valves, valve automation, instrumentation, stainless and alloy or within a particular sector, such as downstream. We also consider “bolt-on” acquisitions that supplement our existing offerings. We strive to capture more of the integrated oil companies’ spending and bring our value added business proposition to their worldwide operations. We also believe that being able to serve our customers globally provides us an advantage in obtaining master service or framework agreements both internationally as well as in North America as international oil company customers, in particular, look for a “one-stop shop” provider for their PVF needs. Where suitable acquisition opportunities are not available in the market, we may choose to grow through organic investment.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. We now have two operating systems globally to facilitate continued improvements in operational excellence. Through the further development of our electronic catalog, MRCGOTM, we continue to enhance and add to the customer experience. Our digital strategy is designed to add further differentiation to our product and service offerings with an objective to maintain or grow our business with new and existing customers.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S. and western Canada, as well as Europe, Asia, Australasia, and the Middle East and Caspian region.  Our business is segregated into four geographical operating segments:  U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canadian and International. These segments represent our business of providing PVF and other infrastructure products and services to the energy industry, across each of the upstream, midstream and downstream sectors. For reporting purposes, our U.S. operating segments are aggregated based on their economic similarities. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Safety.  In our business, safety is of paramount importance to us and to our customers. Injuries and loss of life can have a terrible impact on our employees, the employees of our customers and our and their respective suppliers, contractors and business guests at the work site as well as any of their families. In addition, unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient. We are also subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration (“OSHA”), the U.S. Environmental Protection Agency and the Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us. Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business. For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm. Our operations, therefore, focus every day on the safety of our employees and those with whom we do business. Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work day rate (“LWDR”), both per 200,000 hours worked. Our TRIR has fallen over the past four years from 1.14 in 2015 to 0.70 in 2018. This compares favorably to the 2017 U.S. Bureau of Labor Statistics (“BLS”) average of 4.5 for wholesalers of metal products. This was the lowest annual TRIR in our Company’s history. Likewise, our LWDR was 0.25 in 2018. This also compares favorably to the BLS average of 1.7 for wholesalers of metal products. A 2017 survey that the National Association of Wholesaler Distributors conducted of 45 distribution companies with over $1 billion in revenue placed us in the top quartile of U.S. companies in safety performance for the surveyed distributors based on OSHA TRIR. In addition, our recordable vehicle incident rate (“RVIR”) has also remained low at 0.71 compared to a peer group average of 3.45 based on a survey completed by the National Association of Wholesalers.

Products:  We distribute a complete line of PVF products, primarily used in energy infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

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

We continue to invest in and expand our comprehensive information systems. In North America, we operate a mainframe system, developed and enhanced over time for our use.  In 2017, we completed the transition of our International business to a single enterprise resource planning (“ERP”) platform. These systems, which provide for customer and supplier electronic integrations, information sharing and e-commerce applications, including our MRCGOTM electronic catalog, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with those of a new customer during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

Suppliers: We source the products we distribute from a global network of approximately 11,000 suppliers in over 40 countries. We have approximately 100 dedicated supply chain management employees that handle purchasing. Our suppliers benefit from access to our large, diversified customer base and, by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2018 approximated 42% of our total purchases, with our single largest supplier constituting approximately 8%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals who specialize in conducting on-site assessments of our manufacturers as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices.  The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis placed on the MRC Global AML by both our customers and suppliers helps secure our central and critical position in the global PVF supply chain.

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

Seasonality: Our business normally experiences mild seasonal effects in the U.S. as demand for the products we distribute is generally higher during the months of August, September and October. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity near the end of the calendar year in the industry sectors we serve and due to winter weather disruptions. In addition, certain E&P activities, primarily in Canada, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

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

We have a diverse customer base of approximately  15,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2018, our 25 largest customers represented approximately 55% of our total sales, with our single largest customer constituting approximately 8%. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2018	2017	2016
U.S.	$426	$559	$472
Canada	35	40	36
International	177	233	241
	$638	$832	$749

As of December 31, 2018,  2017 and 2016, respectively, approximately 7%, 23% and 33% of our ending backlog was associated with two customers in our U.S segment. In addition, approximately 5%,  14%  and 10% of our ending backlog for 2018,  2017 and 2016, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects that were substantially completed by the end of 2018.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include large PVF distributors, such as DistributionNOW, Ferguson Enterprises (a subsidiary of Ferguson, plc), Van Leeuwen, FloWorks, Charbonneau Industries, Score Group plc,  several regional or product-specific competitors and many local, family-owned and privately held PVF distributors.

 Employees: We have approximately 3,600 employees of which 105 employees belong to a union and are covered by collective bargaining agreements. We also have 173 employees in the U.S., Norway and Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

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

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions. Certain states and regions have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for the products we distribute and, consequently, our business. The U.S. Energy Information Administration in its International Energy Outlook Report 2017 continues to project, in its reference case, increases in world energy consumption for oil and gas through 2040, although this projection could change depending on regulatory developments, technological changes and changes in energy mix.1

In addition, the U.S. Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”). In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source. This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers. There have been various court challenges and proposed regulatory changes to these EPA regulations. Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions.

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

__________________________

 For 2018, the U.S. Energy Information Administration prepared three side cases, for India, China and Africa, but did not prepare an updated global 2018 reference case.

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2018 and 2017 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. A material decline in oil or natural gas prices, inability to access capital, and consolidation within the industry could all depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our customers’ capital and other expenditures. This is especially the case in the upstream sector and, to some extent, in the midstream sector.  If our customers’ expenditures decline, our business will suffer.

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

•	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
•	the actual cost of finding and producing oil and natural gas;
•	depletion rates;
•	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;
•	the availability of transportation infrastructure and refining capacity;
•	increases in the cost of products and services that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
•	increases in usage of alternative fuels and fuel technology to increase energy efficiency;
•	the economic or political attractiveness of alternative fuels, such as coal, hydrocarbon, wind, solar energy and biomass-based fuels;
•	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
•	worldwide economic activity including growth in non-OECD countries, including (among others) China and India;
•	interest rates and the cost of capital;
•	national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) along with other countries, such as Russia, to set and maintain production levels and prices for oil;

•	the impact of armed hostilities, or the threat or perception of armed hostilities;
•	environmental regulation and policies;
•	technological advances;
•	global weather conditions and natural disasters;
•	currency fluctuations; and
•	tax policies.

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

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties that might extend lead times. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain products from suppliers and manufacturers in sufficient quantities, or at all, could adversely affect our product and service offerings and our business.

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

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product and service offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 42% of our total purchases during the year ended December 31, 2018 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 55% of our sales for the year ended December 31, 2018. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In addition, in times when commodity prices are low, our customers with higher debt levels may not have the ability to pay their debts. Other customers may have specific issues regarding their ability to pay their indebtedness. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

We may be unable to successfully execute or effectively integrate acquisitions.

From time to time, we may selectively pursue acquisitions, including large scale acquisitions, to continue to grow and increase profitability. However, acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets.

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

Failure to manage these acquisition risks could have an adverse effect on us.

Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have indebtedness. As of December 31, 2018, we had total debt outstanding of $684 million and excess availability of $449 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. In March 2018, we entered into a five-year $250 million interest rate swap to fix a portion of our variable interest rate exposure.  Our interest expense for the year ended December 31, 2018 was $38 million.

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

If tariffs, quotas and duties on imports into the U.S. of certain of the products that we sell are lifted or imposed, we could have too many of these products in inventory competing against less expensive imports or conversely pay higher prices for products that we sell.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increase, and our U.S. customers accept these imported products, we could be materially and adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory. Conversely, if tariffs and duties are imposed on imports from certain foreign countries of products that we sell, we could be required to pay higher prices for our products. Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on additional cost increases to our customers, and we may be unsuccessful in doing so.

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

We are a defendant in lawsuits involving approximately 1,166 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. Based on our experience with asbestos litigation to date, as well as the existence of certain insurance coverage, we do not believe that the outcome of these pending claims will have a material impact on us. However, the potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, we can give no assurance that pending or future asbestos litigation will not ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The proper functioning of our information systems is critical to the successful operation of our business. We depend on our information management systems to process orders, track credit risk, purchase, and manage inventory and monitor accounts receivable collections. Our information systems also allow us to efficiently purchase products from our vendors and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures, cyber incidents and other problems. If critical information systems fail or are otherwise unavailable, our ability to procure products to sell, process and ship customer orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay accounts payable and expenses could be adversely affected. In addition, the cost to repair, modify or replace all or part of our information systems or consolidate one or more systems onto one information technology platform, whether by necessity or choice, would require a significant cash investment on the part of the Company. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company’s image or reputation, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image and private data exposure. We have implemented hardware and software solutions, processes, training and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results and operations will not be negatively impacted by such an incident. While we also have some insurance to protect against the financial damage that a cyber incident could cause, there can be no guarantee that the insurance would be adequate for every type of incident to protect against the financial damages that could occur. In some incidents, the Company may be required to shut off its computer systems, reboot them and reestablish its information from back up sources. In other incidents, the Company may be required under various laws to notify any third parties whose data has been compromised. These incidents can adversely affect us.

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

•

Cyber incidents applicable to outsourced information systems. We outsource the operations of a significant portion of our computer information systems to third party service providers, which store our information on hosted or cloud systems.  Although we review their security precautions with them and attempt to hold them contractually responsible for cyber incidents applicable to our information on their systems, there can be no assurance that these vendors will maintain adequate security to stop an incident, inform us of an incident in a timely manner or perform as required in their agreements.

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

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods and to natural disasters such as earthquakes. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our branches and require us to close branches. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

As of December 31, 2018, we had $806 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a hub and spoke model that is centered around our 9 distribution centers in the U.S. and Canada with 120 branch locations which have inventory and local employees and house 13 valve and engineering service centers. Our U.S. network is comprised of 100 branch locations and eight distribution centers. We own our Charleston, West Virginia corporate office. In Canada, we have 20 branch locations, and we own our one distribution center in Nisku, Alberta, Canada. We own less than 10% of our branch locations as we primarily lease these facilities.

Outside North America, we operate through a network of 49 branch locations located throughout Europe, Asia, Australasia, the Middle East and Caspian, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Twelve valve and engineering service centers are housed within our distribution centers and branch locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

Our Company maintains its principal executive office at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010 and also maintains corporate offices in Charleston, West Virginia and LaPorte, Texas. These locations have corporate functions such as executive management, accounting, human resources, legal, marketing, supply chain management, business development and information technology.

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

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 15, 2019 are listed below.

Andrew R. Lane, age 59, has served as our president and chief executive officer (“CEO”) since September 2008. He has also served as a director of MRC Global Inc. since September 2008 and was chairman of the board from December 2009 to April 2016. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, a global oilfield services company. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program (“A.M.P.”) at Harvard Business School in 2000.

James E. Braun, age 59, has served as our executive vice president and chief financial officer since November 2011. In addition to financial functions, since January 2019, Mr. Braun oversees our information technology function.  Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun was chief financial officer of Baker Oil Tools, one of the largest divisions of Baker Hughes Incorporated, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. From 1998 until 2002, he was vice president, finance and administration of Baker Petrolite, the oilfield specialty chemical business division of Baker Hughes. Previously, he served as vice president and controller of Baker Hughes. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Daniel J. Churay, age 56, has served as our executive vice president –  corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, cyber security, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From December 2010 to June 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From September 2002 to December 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Grant Bates, age 47, is our senior vice president of operations,  International and Canada, and operational excellence since January 2019. In this role, in addition to International and Canada operations, he is responsible for our global quality, safety, health and environment (QHSE) and our transportation, warehouse operations, business processes and customer implementation teams. He previously led our information systems and operational excellence functions since April 2016.  Mr. Bates previously led our Canada region since March 2014 and served as regional vice president of the Australasian region since March 2012. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

John L. Bowhay, age 53, is our senior vice president – supply chain management, valve and technical product sales since August 2015.  He previously served as senior vice president of Asia Pacific and Middle East operations since August 2014. Before that, Mr. Bowhay served as vice president of European operations since August 2013. Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K.  He brings more than 31 years of industry experience and valve expertise to the MRC Global team. Mr. Bowhay attended the London Business School.

G. Tod Moss, age 57, is our senior vice president of U.S. Western Region operations since April 2016.    From April 2016 until 2018, Mr. Moss also led our Canada operations. Since 2001, Mr. Moss has held multiple operational leadership positions at our Company. He has been involved in opening and expanding many of our service locations in the Rockies, Alaska and North Dakota, as well as our Cheyenne, Tulsa, Odessa and Bakersfield regional distribution centers. Prior to these roles, Mr. Moss was the branch manager in Salt Lake City, Utah from 1993 – 2001, and served as assistant product manager of tubular products from 1991-1993. His early career included various field positions including inside sales, outside sales and responsibility for coordinating the line pipe sales and inventory level in the Western U.S. Mr. Moss began with Vinson Supply in 1984, which was later acquired by Red Man Pipe & Supply (a predecessor to the Company). Mr. Moss attended the University of Utah.

Robert W. Stein, age 60, is our senior vice president of business development since April 2016. He previously led our downstream and integrated supply teams. Prior to that, Mr. Stein led our U.S. Southwestern region operations. He has been part of MRC Global since 1984 and has served in a variety of roles including regional and branch management, downstream business development, project services and integrated supply. Mr. Stein received a B.B.A. in business management from Sam Houston State University.

Karl W. Witt, age, 58, is our senior vice president of U.S. Eastern Region and Gulf Coast operations since April 2016. Prior to that, he served in a variety of roles including seven years as regional vice president of the Eastern region and seven years as regional vice president of the Midwest sub-region as well as warehouse manager, outside sales representative, branch manager and vice president of operations with Joliet Valves, which was acquired by McJunkin Red Man Corporation (a predecessor to the Company) in 2001. Mr. Witt attended South Suburban College in Chicago.

Elton Bond, age 43, has served as our senior vice president and chief accounting officer since May 2011. From September 2009 to May 2011, he served as senior vice president and treasurer.  Prior to that, he served as vice president of finance and compliance. Before that, Mr. Bond was the director of finance and compliance. He started his career with MRC Global as the acquisition development manager in April 2006. Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997.  He is a C.P.A., a chartered global management accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia Society of Certified Public Accountants.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 8, 2019, there were 226 holders of record of the Company’s common stock.

Our board of directors has not declared any dividends on common stock during 2018 or 2017 and currently has no intention to declare any dividends.

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

Issuer Purchases of Securities

A summary of our purchases of MRC Global Inc. common stock during the fourth quarter of fiscal year 2018 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	-	$ -	-	$ 150,000,000
November 1 - November 30	3,048,194	$ 16.28	3,048,194	$ 100,384,444
December 1 - December 31	1,676,715	$ 15.20	1,676,715	$ 74,905,515

	4,724,909

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2013, in MRC Global Inc., the S&P 500 Index and the Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
MRC
Oil Service Sector Index
S&P 500

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from the consolidated financial statements of MRC Global Inc. that have been prepared using accounting principles generally accepted in the United States of America and audited by Ernst & Young LLP, our independent registered public accounting firm. This data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Statement of Operations Data:
Sales	$4,172	$3,646	$3,041	$4,529	$5,933
Cost of sales	3,483	3,064	2,573	3,743	4,915
Gross profit	689	582	468	786	1,018
Selling, general and administrative expenses	562	536	524	606	716
Goodwill and intangible asset impairment	-	-	-	462	-
Operating income (loss)	127	46	(56)	(282)	302
Other expenses:
Interest expense	(38)	(31)	(35)	(48)	(62)
Other, net	6	(8)	-	(12)	(14)
Income (loss) before income taxes	95	7	(91)	(342)	226
Income tax expense (benefit)	21	(43)	(8)	(11)	82
Net income (loss)	74	50	(83)	(331)	144
Series A preferred stock dividends	24	24	24	13	-
Net income (loss) attributable to common stockholders	$50	$26	$(107)	$(344)	$144
Earnings (loss) per share amounts:
Basic	$0.55	$0.28	$(1.10)	$(3.38)	$1.41
Diluted	$0.54	$0.27	$(1.10)	$(3.38)	$1.40
Weighted-average shares, basic	90.1	94.3	97.3	102.1	102.0
Weighted-average shares, diluted	91.8	95.6	97.3	102.1	102.8
Dividends (common)	-	-	-	-	-

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash	$43	$48	$109	$69	$25
Working capital (1)	896	756	684	960	1,504
Total assets	2,434	2,340	2,164	2,497	3,869
Long-term debt (2)	684	526	414	519	1,447
Redeemable preferred stock	355	355	355	355	-
Stockholders' equity	692	759	763	956	1,397

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other Financial Data:
Net cash flow:
Operating activities	$(11)	$(48)	$253	$690	$(106)
Investing activities	(14)	(27)	16	(41)	(362)
Financing activities	24	9	(226)	(599)	467

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A - Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;
•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
•	U.S. and international general economic conditions;
•	our ability to compete successfully with other companies in our industry;
•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
•	unexpected supply shortages;
•	cost increases by our suppliers;
•	our lack of long-term contracts with most of our suppliers;
•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
•	decreases in steel prices, which could significantly lower our profit;
•	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
•	changes in our customer and product mix;
•	risks related to our customers’ creditworthiness;
•	the success of our acquisition strategies;
•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
•	our significant indebtedness;
•	the dependence on our subsidiaries for cash to meet our obligations;
•	changes in our credit profile;
•	a decline in demand for certain of the products we distribute if import restrictions on these products are lifted;
•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•	product liability claims against us;
•	pending or future asbestos-related claims against us;
•	the potential loss of key personnel;
•	interruption in the proper functioning of our information systems;
•	the occurrence of cybersecurity incidents;
•	loss of third-party transportation providers;
•	potential inability to obtain necessary capital;
•	risks related to adverse weather events or natural disasters;
•	impairment of our goodwill or other intangible assets;
•	adverse changes in political or economic conditions in the countries in which we operate;
•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
•	risks associated with international instability and geopolitical developments;
•	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
•	our intention not to pay dividends; and
•	risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the largest global industrial distributor, based on sales, of pipe, valves, and fittings (“PVF”) and other infrastructure products and services to the energy industry and hold a leading position in our industry across each of the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. Our business is segregated into three geographic reportable segments, consisting of our U.S., Canada and International operations. We serve our customers from approximately 300 service locations. We offer a wide array of PVF and oilfield supplies encompassing a complete line of products from our global network of approximately 11,000 suppliers to our approximately 15,000 customers. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

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

Recent Trends and Outlook

During 2018, the average oil price of West Texas Intermediate (“WTI”) increased to $65.23 per barrel compared to $50.80 per barrel in 2017. Natural gas prices increased to an average price of $3.15/Mcf (Henry Hub) for 2018 compared to $2.99/Mcf (Henry Hub) for 2017. North American drilling rig activity increased 13% in 2018 compared to 2017. U.S. well completions were up 25% in 2018 as compared to 2017.  However, current oil and natural gas prices are lower than 2018 averages and consensus estimates for 2019 indicate WTI oil prices will be $50-$60 per barrel while natural gas will remain below $3.00/Mcf (Henry Hub).

In 2018, as compared to 2017, we saw customer spending increase by a high single digit percentage globally, including double digit growth in North America combined with more modest growth internationally. These positive macroeconomic variables combined with other favorable influences directly impacted each of our business sectors. Healthy commodity prices and an emphasis on completing drilled but uncompleted wells (“DUCs”) benefited our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continue to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins. Our domestic downstream sector has benefited from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. These factors, combined with the completion of some major upstream, midstream and downstream projects, drove revenue growth of 14% in 2018 compared to 2017. Early global spending surveys indicate an expectation of additional mid to high single digit growth in spending in 2019 as compared to 2018, based on an assumption of $60 WTI oil prices.  If oil prices are lower than that, spending levels are likely to be lower. This forecasted increase in customer spending should drive a third consecutive year of growth  for our business. However, given the uncertainty around oil prices and the fact that our level of major project activity will be down significantly compared to 2018, any growth in 2019 will be more muted than the previous two years.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon steel products, including pipe, fittings and flanges. Certain countries were initially exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs has been implemented. In late September 2018, the U.S., Canada and Mexico entered into a new trade treaty to replace the North America Free Trade Agreement (“NAFTA”). The new agreement, known as the United States – Mexico – Canada Agreement (“USMCA”), does not impact Section 232 tariffs the U.S. has imposed. In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute.  Subsequent to July, Section 301 tariffs ranging from 10% to 25% were applied to additional tranches of products. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. In 2018, we saw higher revenue due to these customer contract positions and higher cost of sales for the products that we sold.    To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

The United Kingdom’s exit from the European Union (“EU”) is scheduled to become effective on March 29, 2019.  Without an agreement reached with the EU to set forth the terms and impacts of an exit that is approved by the U.K. parliament, uncertainty of the impacts of the departure exists.  In a scenario where an agreement is not reached, the U.K. could become a third country in EU law, which could create disruptions for businesses in the EU member states as well as the U.K.  It is unknown at this time how a deal, or no-deal, would impact our business, including any commodity pricing, transfer pricing, and other cross boarder issues.  However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed.    In 2018, 3.5% of our revenue was derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances.     The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2018	2017	2016
U.S.	$426	$559	$472
Canada	35	40	36
International	177	233	241
	$638	$832	$749

As of December 31, 2018, 2017 and 2016, respectively, approximately 7%, 23% and 33% of our ending backlog was associated with two customers in our U.S segment. In addition, approximately 5%, 14% and 10% of our ending backlog for 2018, 2017 and 2016, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects that were substantially completed by the end of 2018.  There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table shows key industry indicators for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Average Rig Count (1):
United States	1,032	876	509
Canada	191	206	130
Total North America	1,223	1,082	639
International	988	948	955
Total Worldwide	2,211	2,030	1,594

Average Commodity Prices (2):
WTI crude oil (per barrel)	$65.23	$50.80	$43.29
Brent crude oil (per barrel)	$71.34	$54.12	$43.67
Natural gas ($/Mcf)	$3.15	$2.99	$2.52

Average Monthly U.S. Well Permits (3)	4,652	3,602	2,270
U.S. Wells Completed (2)	14,561	11,609	8,105
3:2:1 Crack Spread (4)	$18.09	$17.87	$15.07
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

The breakdown of our sales by sector for the years ended December 31, 2018, 2017 and 2016 was as follows (in millions):

	Year Ended December 31,
	2018		2017		2016
Upstream	$1,286	31%	$1,049	29%	$884	29%
Midstream	1,677	40%	1,603	44%	1,165	38%
Downstream	1,209	29%	994	27%	992	33%
	$4,172	100%	$3,646	100%	$3,041	100%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Sales:
U.S.	$3,321	$2,860	$461	16%
Canada	315	294	21	7%
International	536	492	44	9%
Consolidated	$4,172	$3,646	$526	14%

Operating income (loss):
U.S.	$112	$67	$45	67%
Canada	9	11	(2)	(18%)
International	6	(32)	38	N/M
Consolidated	127	46	81	N/M

Interest expense	(38)	(31)	(7)	23%
Other income (expense)	6	(8)	14	N/M
Income tax (expense) benefit	(21)	43	(64)	N/M
Net income	74	50	24	48%
Series A preferred stock dividends	24	24	-	0%
Net income attributable to common stockholders	$50	$26	$24	92%

Gross Profit	$689	$582	$107	18%
Adjusted Gross Profit (1)	$819	$677	$142	21%
Adjusted EBITDA (1)	$280	$179	$101	56%

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 30-32 herein.

Sales. Sales include the revenue recognized from the sales of the products we distribute, services we provide and freight billings to customers, less cash discounts taken by customers in return for their early payment. Our sales were $4,172 million for the year ended December 31, 2018 as compared to $3,646 million for the year ended December 31, 2017. The $526 million, or 14%, increase reflected an $8 million favorable impact from the strengthening of foreign currencies in areas where we operate compared to the U.S. dollar.

U.S. Segment—Our U.S. sales increased $461 million to $3,321 million for 2018 from $2,860 million for 2017.    This 16% increase reflected a $154 million increase in the upstream sector, a $112 million increase in the midstream sector and a $195 million increase in the downstream sector. The increase in the upstream sector is related to the increase in rig count and well completions.  The increase in the midstream sector is related to increased activity in the gas utility and transmission and gathering subsectors with several of our customers. The increase in the downstream sector is primarily related to increased project work, turnaround activity and growth from new contracts.

Canadian Segment—Our Canadian sales increased $21 million to $315 million for 2018 from $294 million for 2017.  This 7% increase reflected a $17 million increase in the upstream business due to higher levels of spending with some of our larger contract customers.

International Segment—Our International sales increased $44 million to $536 million for 2018 from $492 million for 2017.  The 9% increase included the offsetting impacts of a $66 million increase in the upstream business, primarily related to project activity in Kazakhstan, and a $36 million decrease in the midstream business, primarily related to an Australian line pipe project from 2017 with no similar project in 2018. The strengthening in the foreign currencies in areas where we operate outside of the U.S. dollar increased sales by $8 million, or 2%.

Gross Profit. Our gross profit was $689 million (16.5% of sales) for the year ended December 31, 2018 as compared to $582 million (16.0% of sales) for the year ended December 31, 2017. The $107 million increase was primarily attributable to the increase in sales volumes. Gross profit for 2018 and 2017 was negatively impacted by higher product costs reflected in our last-in, first-out (“LIFO”) inventory costing methodology.  LIFO resulted in an increase in cost of sales of $62 million in 2018 compared to $28 million in 2017.  In addition, gross profit for 2017 was negatively impacted by $6 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value. Excluding the impact of LIFO and the inventory-related charges, gross profit percentage improved 110 basis points.  While 2018 included a higher level of low margin major project sales as compared to 2017, we benefited from a lower mix of low margin line pipe sales.  This combined with a favorable inflationary pricing environment drove the 110 basis point improvement in gross profit percentage.

Adjusted Gross Profit. Adjusted Gross Profit increased to $819 million (19.6% of sales) for 2018 from $677 million (18.6% of sales) for 2017, an increase of $142 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2018	of Revenue*	2017	of Revenue
Gross profit, as reported	$689	16.5%	$582	16.0%
Depreciation and amortization	23	0.6%	22	0.6%
Amortization of intangibles	45	1.1%	45	1.2%
Increase in LIFO reserve	62	1.5%	28	0.8%
Adjusted Gross Profit	$819	19.6%	$677	18.6%
*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $562 million (13.5% of sales) for the year ended December 31, 2018 as compared to $536 million (14.7% of sales) for the year ended December 31, 2017.  The $26 million increase in SG&A is primarily related to an increase in employees and employee related costs, including wage and incentive increases following three years of wage freezes and incentive reductions as a result of the downturn in our business.  Further, we have incurred incremental volume-related operating costs due to higher activity levels.  SG&A for 2018 and 2017 included $4 million and $14 million, respectively, of severance and restructuring charges resulting from reorganization and cost reduction efforts, respectively.

Operating Income (Loss). Operating income was $127 million for the year ended December 31, 2018, as compared to an operating income of $46 million for the year ended December 31, 2017, an improvement of $81 million.

U.S. Segment—Our U.S. segment had operating income of $112 million for 2018 as compared to an operating income of $67 million for 2017. The $45 million improvement was primarily driven by higher sales partially offset by the increase in SG&A.

Canadian Segment—Our Canadian segment had operating income of $9 million for 2018 as compared to an operating income of $11 million for 2017. The $2 million decline was primarily a result of higher SG&A as noted above.

International Segment—Our International segment had operating income of $6 million for 2018 as compared to an operating loss of $32 million in 2017.  The $38 million improvement in operating income was primarily attributable to cost reduction actions taken the fourth quarter of 2017. In addition, we recorded $6 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value in 2017. Severance costs included in operating expenses were $1 million and $14 million for the years ended December 31, 2018 and 2017, respectively.

Interest Expense. Our interest expense was $38 million for the year ended December 31, 2018 as compared to $31 million for the year ended December 31, 2017.  The increase in interest expense was primarily attributable to higher average debt levels in 2018 as compared to 2017 as we invested in additional inventory to support expected revenue growth and in anticipation of rising inventory prices.

Other Income (Expense). Our other income was $6 million for the year ended December 31, 2018 as compared to other expense of $8 million for the year ended December 31, 2017.  Other income in 2018 included, among other things, $1 million of income related to the change in the fair value of derivatives and a $1 million gain related to the sale of an asset.  In 2017, other expense included an $8 million charge for the write off of debt issuance costs associated with the refinancing of our Term Loan and Global ABL Facility.

Income Tax (Expense) Benefit. Our income tax expense was $21 million for the year ended December 31, 2018, as compared to a  benefit of $43 million for the year ended December 31, 2017.  Our effective tax rates were 22% and (614)% for the years ended December 31, 2018 and 2017, respectively.  Our rates generally differ from the U.S. federal statutory rates of 21% and 35% for 2018 and 2017, respectively, as a result of state income taxes and differing foreign income tax rates.  In the fourth quarter of 2017, we recorded a provisional net tax benefit of $50 million associated with the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  Excluding the impact of the Tax Act and $20 million of severance and restructuring and inventory related charges within our International segment, for which there was a minimal amount of tax benefit, our effective tax rate would have been 26%.

Net Income. Our net income was $74 million for the year ended December 31, 2018 as compared to net income of $50 million for the year ended December 31, 2017, an improvement of $24 million, reflecting improved income before taxes for the reasons noted above.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $280 million for the year ended December 31, 2018, as compared to $179 million for the year ended December 31, 2017. Our Adjusted EBITDA increased $101 million over that period primarily as a result of the factors noted above.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2018	2017
Net income	$74	$50
Income tax expense (benefit)	21	(43)
Interest expense	38	31
Depreciation and amortization	23	22
Amortization of intangibles	45	45
Increase in LIFO reserve	62	28
Inventory-related charges	-	6
Equity-based compensation expense	14	16
Severance and restructuring charges	4	14
Foreign currency gains	(1)	(2)
Write off of debt issuance costs	1	8
Litigation matter	-	3
Change in fair value of derivative instruments	(1)	1
Adjusted EBITDA	$280	$179

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016 the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Sales:
U.S.	$2,860	$2,297	$563	25%
Canada	294	243	51	21%
International	492	501	(9)	(2%)
Consolidated	$3,646	$3,041	$605	20%

Operating income (loss):
U.S.	$67	$6	$61
Canada	11	(5)	16
International	(32)	(57)	25
Consolidated	46	(56)	102

Interest expense	(31)	(35)	4
Other expense	(8)	-	(8)
Income tax benefit	43	8	35
Net income (loss)	50	(83)	133
Series A preferred stock dividends	24	24	-
Net income (loss) attributable to common stockholders	$26	$(107)	$133

Gross Profit	$582	$468	$114
Adjusted Gross Profit (1)	$677	$523	$154
Adjusted EBITDA (1)	$179	$75	$104

 (1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 34-36 herein.

Sales. Our sales were $3,646 million for the year ended December 31, 2017 as compared to $3,041 million for the year ended December 31, 2016. The $605 million, or 20%, increase reflected an $11 million favorable impact from the strengthening of foreign currencies in areas where we operate compared to the U.S. dollar.

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

Gross Profit. Our gross profit was $582 million (16.0% of sales) for the year ended December 31, 2017 as compared to $468 million (15.4% of sales) for the year ended December 31, 2016. The $114 million increase was primarily attributable to the increase in sales volumes. In addition, gross profit for 2017 and 2016 was negatively impacted by $6 million and $45 million, respectively, of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value. Gross profit for 2017 was also negatively impacted by higher product costs reflected in our LIFO inventory costing methodology. LIFO resulted in an increase in cost of sales of $28 million in 2017 compared to a reduction of cost of sales of $14 million in 2016.

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

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2017	of Revenue	2016	of Revenue
Gross profit, as reported	$582	16.0%	$468	15.4%
Depreciation and amortization	22	0.6%	22	0.7%
Amortization of intangibles	45	1.2%	47	1.6%
Increase (decrease) in LIFO reserve	28	0.8%	(14)	(0.5%)
Adjusted Gross Profit	$677	18.6%	$523	17.2%

Selling, General and Administrative Expenses.  Our SG&A expenses were $536 million (14.7% of sales) for the year ended December 31, 2017 as compared to $524 million (17.2% of sales) for the year ended December 31, 2016. SG&A for 2017 and 2016 included $14 million and $20 million, respectively, of severance and restructuring charges resulting from cost reduction efforts. SG&A for 2017 also included $20 million of expense related to the implementation of a new information technology system in the international segment as compared to $15 million of expense in 2016. Excluding these amounts, SG&A increased $13 million which was attributable to volume-related increases.

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

Income Tax Benefit. Our income tax benefit was $43 million for the year ended December 31, 2017, as compared to benefit of $8 million for the year ended December 31, 2016. In the fourth quarter of 2017, we recorded a provisional net tax benefit of $50 million associated with the passage of the Tax Act. Excluding the impact of the Tax Act and $20 million of severance and restructuring and inventory related charges within our International segment, for which there was a minimal amount of tax benefit, our effective tax rate would have been 26%. The 2016 effective tax rate of 9% was lower than our customary effective tax rate as a result of the mix of pre-tax losses in all segments, including an increase in the relative significance of pre-tax losses in foreign jurisdictions where the losses have no corresponding tax benefit.

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

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles net income (loss), as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

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

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(11)	$(48)	$253
Investing activities	(14)	(27)	16
Financing activities	24	9	(226)
Net cash (used) provided:	$(1)	$(66)	$43

Operating Activities

Net cash used in operating activities was $11 million in 2018 compared to $48 million in 2017. The decrease in cash used in operations was primarily the result of improved profitability in 2018 as compared to 2017 offset by the growth in working capital required to support the 2018 sales growth of 14%. Working capital growth used cash of $231 million in 2018 compared to $152 million in 2017.  Growth in accounts receivable utilized $74 million of cash in 2018 as compared to $118 million in 2017. Growth in inventory required to support higher sales levels utilized $175 million of cash in 2018 as compared to $168 million in 2017. These amounts were more than offset by a $116 million reduction in cash generated from increases in accounts payable, accrued expenses and other current liabilities, which was primarily attributable to the timing of our purchasing activities.

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

Investing Activities

Net cash used in investing activities was $14 million in 2018, compared to net cash used in investing activities of $27 million in 2017. The $13 million decrease in cash used in investing activities is the result of reduced capital expenditure levels in 2018 as compared to 2017.  Our capital expenditures were $20 million and $30 million for the years ended December 31, 2018 and 2017, respectively.

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

Financing Activities

Net cash provided by financing activities was $24 million in 2018, compared to net cash provided by financing activities of $9 million in 2017. Net proceeds on our Global ABL Facility totaled $162 million in 2018, compared to $129 million in the 2017.  In 2018, 2017 and 2016, we used $125 million,  $68 million and $95 million to fund purchases of our common stock, respectively. We used $24 million to fund dividends on our preferred stock in each of 2018,  2017 and 2016.  In addition, we received $21 million in proceeds from stock option exercises in 2018 as compared to $1 million in 2017 and 2016.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2018, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $492 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2018 and 2017, we had cash and cash equivalents of $43 million and $48 million, respectively. As of December 31, 2018 and 2017, $41 million and $48 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2018, we repatriated $51 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of December 31, 2018, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $393 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of December 31, 2018, we had $291 million of borrowings outstanding and $449 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2018. We do not believe the 2019 implementation of the new lease accounting standard will impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our current method of accounting for leases for debt compliance purposes.

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

In October 2018, our board of directors authorized a share repurchase program for our common stock up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

During the fourth quarter of 2018, we purchased 4,724,909 shares at a total cost of $75 million. During the first quarter of 2019, we purchased 1,758,537 shares at a total cost of $25 million.

Under two previous plans, between the fourth quarter of 2015 and the second quarter of 2018, we purchased 14,622,930 shares of the Company’s common stock at an average price per share of $15.38 for a total cost of $225 million.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2018 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2019	2020-2021	2022-2023	5 Years
Long-term debt (1)	$684	$4	$8	$299	373
Interest payments (2)	164	33	66	50	15
Operating leases	224	42	63	38	81
Purchase obligations (3)	772	772	-	-	-
Foreign exchange forward contracts	-	-	-	-	-
Other long-term liabilities	40	-	-	-	40
Total	$1,884	$851	$137	$387	$509

(1)     Long-term debt is based on debt outstanding at December 31, 2018.

(2)     Interest payments are based on interest rates in effect at December 31, 2018 and assume contractual amortization payments.

(3)     Purchase obligations reflect our commitments to purchase PVF products in the ordinary course of business. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases cancellations may subject us to cancellation fees or penalties, depending on the terms of the contract.

We historically have been an acquisitive company. We expect to fund future acquisitions primarily from (i) borrowings, either the unused portion of our facilities or new debt issuances, (ii) cash provided by operations or (iii) the issuance of additional equity in connection with the acquisitions.

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $42 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2018. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2018, we are a named defendant in approximately 576 lawsuits involving approximately 1,166 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-

related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

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

Other Legal Claims and Proceedings.  From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2018.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $187 million and $168 million at December 31, 2018 and 2017, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 20% of our total assets as of December 31, 2018. We record goodwill as the excess of cost over the fair value of net assets that we acquire. We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life. We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2018 (in millions):

	U.S. Eastern Region and Gulf Coast	U.S. Western Region	Canada	International	Total
Customer base intangibles	$ 108	$ 69	$ 3	$ 10	$ 190
Indefinite lived trade name	81	51			132
Goodwill	289	152		43	484

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

•	customer base intangibles; and
•	property, plant and equipment.

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

Although we determined there were no impairments in 2018 and 2017, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2018 was $140 million, or 6% of total assets. This amount was comprised of $108 million, $14 million and $18 million in our U.S., Canada and International segments, respectively. We group property, plant and equipment and evaluate it for recoverability at a country or regional level. We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information. In 2018, no indicators of property, plant and equipment impairment were present. Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

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

In connection with our annual goodwill impairment test as of October 1, 2018, we tested the carrying value of goodwill for our U.S. and International reporting units. Our Canada reporting unit has no goodwill. No goodwill impairments were indicated as a result of those tests as the estimated fair value of each of our reporting units substantially exceeded their carrying value.

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

Income Taxes: We use the liability method for determining our income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In determining the need for valuation allowances and our ability to utilize our deferred tax assets, we consider and make judgments regarding all the available positive and negative evidence, including the timing of the reversal of deferred tax liabilities, estimated future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial results of operations. The amount of valuation allowances, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present in certain jurisdictions and additional weight may be given to subjective evidence such as our projections for growth.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2018, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2018, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $4 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

In the first quarter of 2018, we entered into a $250 million interest rate swap to fix a portion of our variable rate exposure.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded gains related to foreign currency contracts of $1 million in the year ended December 31, 2018, losses of $1 million in the year ended December 31, 2017 and gains of $1 million in the year ended December 31, 2016.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with carbon steel line pipe prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Audited Consolidated Financial Statements of MRC Global Inc.:
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4
Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	F-8
Notes to Consolidated Financial Statements	F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2018 and has concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December, 31 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held April 30, 2019 (“Proxy Statement”), which information is incorporated by reference herein.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Employment and Other Agreements,” “Summary Compensation Table for 2018,” “Grants of Plan-Based Awards in Fiscal Year 2018,” “Outstanding Equity Awards at 2018 Fiscal Year-End,” “Option Exercises and Stock Vested During 2018,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	6,846,957	$23.81	1,482,029

Equity compensation plans not approved by security holders	None	N/A	None

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

10.2.1

Refinancing Amendment No. 2, dated as of May 22, 2018, among MRC Global (US) Inc., as borrower, MRC Global Inc. as guarantor, the subsidiary guarantors party thereto, the lenders party thereto, U.S. Bank National Association, as the Collateral Trustee, and JP Morgan Chase Bank, N.A. as the Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 25, 2018, File No. 001-35479)

10.2.2

Term Loan Guarantee and Acknowledgment, dated as of November 9, 2012, by each of the signatories listed on the signature pages thereto and each of the other entities that becomes a party thereto, in favor of the Administrative Agent (as defined therein) for the benefit of the Guaranteed Parties (as defined therein). (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on November 9, 2012, File No. 001-35479).

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

10.2.5

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

10.2.6

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

10.2.8

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

10.3†

Employment Agreement, dated as of May 16, 2013, between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013, File No. 001-35479).

10.3.1†

First Amendment to Employment Agreement between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on February 17, 2017, File No. 001-35479).

Exhibit Number	Description
10.4†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.5†

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

10.6†

Letter Agreement, dated as of December 22, 2008, by and among MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) and Craig Ketchum. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.7†

2007 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.7.1†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the Registration Statement on Form S-1 of MRC Global Inc (No. 333-153091), filed with the SEC on September 26, 2008, File No. 001-35479).

10.7.2†

Form of MRC Global Inc. (f/k/a as McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—Dutch residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.7.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (Director Grant May 2010—US residents). (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement on Form S-4 of McJunkin Red Man Corporation (No. 333-173035), filed with the SEC on March 24, 2011, File No. 001-35479).

10.8†	MRC Global Inc. 2011 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on March 5, 2012, File No. 001-35479).
10.8.1†

Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 25, 2015, File No. 001-35479).

10.8.2†

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

10.8.4†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2013). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

10.8.5†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards in 2013). (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

Exhibit Number	Description
10.8.6†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2014). (Incorporated by reference to Exhibit 10.13.7 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.8.7†

Form of MRC Global Inc. Restricted Stock Award Agreement (for awards in 2014). (Incorporated by reference to Exhibit 10.13.8 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.8.8†

Form of MRC Global Inc. Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.8.9†

Form of MRC Global Inc. Restricted Stock Award Agreement (for 2015 awards) (Incorporated by reference to Exhibit 10.12.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015, File No. 001-35479).

10.8.10†*	Form of MRC Global Inc. Performance Share Unit Award Agreement.
10.8.11†*	Form of MRC Global Inc. Restricted Stock Unit Award Agreement.

10.9†

MRC Global Director Compensation Plan (Incorporated by reference to Exhibit 10.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2017 filed with the SEC on February 16, 2018, File No. 001-35479).

10.10†

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

10.10.1†

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

10.10.2†

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

10.11†

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

10.11.1†

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
10.13

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

10.14

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees. (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

10.15

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
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the twelve-month periods ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM  16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ ANDREW R. LANE
Andrew R. Lane President and Chief Executive Officer

Date: February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

1

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	President and Chief Executive Officer (principal executive officer)	February 15, 2019

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2019

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 15, 2019

/S/ RHYS J. BEST Rhys J. Best	Chairman	February 15, 2019

/S/ DEBORAH G. ADAMS Deborah G. Adams	Director	February 15, 2019

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 15, 2019

/S/ HENRY CORNELL Henry Cornell	Director	February 15, 2019

/S/ BARBARA J. DUGANIER Barbara J. Duganier	Director	February 15, 2019

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 15, 2019

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 15, 2019

/S/ JOHN A. PERKINS John A. Perkins	Director	February 15, 2019

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 15, 2019
/S/ ROBERT L. WOOD Robert L. Wood	Director	February 15, 2019

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

February 15, 2019

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

February 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income,  stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

Houston, Texas

February 15, 2019

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

 (in millions, except shares)

	December 31,
	2018	2017
Assets
Current assets:
Cash	$43	$48
Accounts receivable, net	587	522
Inventories, net	797	701
Other current assets	38	47
Total current assets	1,465	1,318

Other assets	23	21

Property, plant and equipment, net	140	147

Intangible assets:
Goodwill, net	484	486
Other intangible assets, net	322	368
	$2,434	$2,340

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$435	$415
Accrued expenses and other current liabilities	130	143
Current portion of long-term debt	4	4
Total current liabilities	569	562

Long-term obligations:
Long-term debt, net	680	522
Deferred income taxes	98	106
Other liabilities	40	36

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
104,953,693 and 103,099,692 issued, respectively	1	1
Additional paid-in capital	1,721	1,691
Retained deficit	(498)	(548)
Treasury stock at cost: 19,347,839 and 11,751,726 shares, respectively	(300)	(175)
Accumulated other comprehensive loss	(232)	(210)
	692	759
	$2,434	$2,340
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Sales	$4,172	$3,646	$3,041
Cost of sales	3,483	3,064	2,573
Gross profit	689	582	468

Selling, general and administrative expenses	562	536	524
Operating income (loss)	127	46	(56)

Other (expense) income:
Interest expense	(38)	(31)	(35)
Write off of debt issuance costs	(1)	(8)	(1)
Other, net	7	-	1

Income (loss) before income taxes	95	7	(91)
Income tax expense (benefit)	21	(43)	(8)
Net income (loss)	74	50	(83)
Series A preferred stock dividends	24	24	24
Net income (loss) attributable to common stockholders	$50	$26	$(107)

Basic earnings (loss) per common share	$ 0.55	$ 0.28	$ (1.10)
Diluted earnings (loss) per common share	$ 0.54	$ 0.27	$ (1.10)
Weighted-average common shares, basic	90.1	94.3	97.3
Weighted-average common shares, diluted	91.8	95.6	97.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$74	$50	$(83)

Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	24	(2)
Hedge accounting adjustments, net of tax	(2)	-	-
Total other comprehensive income (loss), net of tax	(22)	24	(2)
Comprehensive income (loss)	$52	$74	$(85)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2015	102	$1	$1,666	$(467)	(1)	$(12)	$(232)	$956
Net loss	-	-	-	(83)	-	-	-	(83)
Foreign currency translation	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(1)	-	-	-	-	(1)
Equity-based compensation expense	-	-	12	-	-	-	-	12
Exercise of stock options	-	-	1	-	-	-	-	1
Tax expense on equity-based compensation	-	-	(1)	-	-	-	-	(1)
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(7)	(95)	-	(95)

Balance at December 31, 2016	102	1	1,677	(574)	(8)	(107)	(234)	763
Net income	-	-	-	50	-	-	-	50
Foreign currency translation	-	-	-	-	-	-	24	24
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	16	-	-	-	-	16
Exercise and vesting of stock awards	1	-	1	-	-	-	-	1
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(4)	(68)	-	(68)

Balance at December 31, 2017	103	1	1,691	(548)	(12)	(175)	(210)	759
Net income	-	-	-	74	-	-	-	74
Foreign currency translation	-	-	-	-	-	-	(20)	(20)
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	14	-	-	-	-	14
Exercise and vesting of stock awards	2	-	21	-	-	-	-	21
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(7)	(125)	-	(125)

Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$74	$50	$(83)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	23	22	22
Amortization of intangibles	45	45	47
Equity-based compensation expense	14	16	12
Deferred income tax benefit	(9)	(78)	(23)
Amortization of debt issuance costs	1	3	4
Inventory-related charges	-	6	45
Write off of debt issuance costs	1	8	1
Increase (decrease) in LIFO reserve	62	28	(14)
Change in fair value of derivative instruments	(1)	1	(1)
Provision for uncollectible accounts	1	1	4
Other non-cash items	9	2	8
Changes in operating assets and liabilities:
Accounts receivable	(74)	(118)	128
Inventories	(175)	(168)	141
Other current assets	8	8	(24)
Accounts payable	27	93	(13)
Accrued expenses and other current liabilities	(17)	33	(1)
Net cash (used in) provided by operations	(11)	(48)	253

Investing activities
Purchases of property, plant and equipment	(20)	(30)	(33)
Proceeds from the disposition of property, plant and equipment	6	3	1
Proceeds from the disposition of non-core product lines	-	-	48
Net cash (used in) provided by investing activities	(14)	(27)	16

Financing activities
Payments on revolving credit facilities	(1,118)	(696)	(41)
Proceeds from revolving credit facilities	1,280	825	41
Payments on long-term obligations	(4)	(18)	(108)
Debt issuance costs paid	(1)	(8)	-
Purchases of common stock	(125)	(68)	(95)
Dividends paid on preferred stock	(24)	(24)	(24)
Proceeds from exercise of stock options	21	1	1
Repurchases of shares to satisfy tax withholdings	(5)	(3)	-
Net cash provided by (used in) financing activities	24	9	(226)

(Decrease) increase in cash	(1)	(66)	43
Effect of foreign exchange rate on cash	(4)	5	(3)
Cash beginning of year	48	109	69
Cash end of year	$43	$48	$109

Supplemental disclosures of cash flow information:
Cash paid for interest	$37	$27	$30
Cash paid for income taxes	$39	$35	$11
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2018

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations:  MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and other infrastructure products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical processing) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. Our products are obtained from a broad range of suppliers.

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We believe that our most significant estimates and assumptions are related to estimated losses on accounts receivable, the last-in, first-out (“LIFO”) inventory costing methodology, estimated net realizable value on excess and obsolete inventories, goodwill, intangible assets, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $187 million and $168 million at December 31, 2018 and 2017, respectively, which are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales activity over time. The reserve, which totaled $40 million and $34 million at December 31, 2018 and 2017, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs associated with our Global ABL Facility are presented in other assets and totaled $3 million at December 31, 2018 and 2017.  Debt issuance costs associated with our Term Loan are presented as a reduction of the carrying amount of the debt liability and totaled $2 million at December 31, 2018 and 2017.

Property, Plant and Equipment: Land, buildings and equipment are stated on the basis of cost. For financial statement purposes, depreciation is computed over the estimated useful lives of such assets principally by the straight-line method; accelerated depreciation and cost recovery methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related asset. Costs incurred prior to the development stage, as well as maintenance, training costs and general and administrative expenses are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of acquisition cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at four reporting units (U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International). Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each reporting unit. We perform our annual tests for indications of goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

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

Derivatives and Hedging: From time to time, we utilize interest rate swaps to reduce our exposure to potential interest rate increases. We have designated our interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Our assets and liabilities measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. We do not measure these assets at fair value on an ongoing basis; however, these assets are subject to fair value adjustments in certain circumstances, such as when we recognize an impairment.

Our impairment methodology for goodwill and other indefinite-lived intangible assets uses both (i) a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding the extent and timing of future cash flows, discount rates and growth trends and (ii) valuation based on our publicly traded common stock. As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3. We have not elected to apply the fair value option to any of our eligible financial assets and liabilities.

Insurance: We are self-insured for employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $5 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $7 million and $8 million as of December 31, 2018 and 2017, respectively. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million and $3 million as of December 31, 2018 and 2017, respectively.

Income Taxes: We use the liability method for determining our income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In determining the need for valuation allowances and our ability to utilize our deferred tax assets, we consider and make judgments regarding all the available positive and negative evidence, including the timing of the reversal of deferred tax liabilities, estimated future taxable income, ongoing, prudent and feasible tax planning strategies and recent financial results of operations. The amount of valuation allowances, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present in certain jurisdictions and additional weight may be given to subjective evidence such as our projections for growth.

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

Equity-Based Compensation:  Our equity-based compensation consisted and consists of restricted stock, restricted unit awards, performance share unit awards and nonqualified stock options. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model.  A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.  We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Revenue Recognition: Revenue is recognized when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Substantially all of our revenue is recognized when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. Returns are estimated and recorded as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations. In some cases, particularly with third party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

Our contracts with customers ordinarily involve performance obligations that are one year or less. Therefore, we have applied the optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

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

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and shares of preferred stock. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and shares of preferred stock. The dilutive effect of unexercised stock options is calculated under the treasury stock method. Equity awards and shares of preferred stock are disregarded in the calculations of diluted earnings per share if they are determined to be anti-dilutive.

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2018, 2017 and 2016, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2018, 2017 and 2016, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Segment Reporting: Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF and other infrastructure products and services to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) markets. Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities.  As a result, we report segment information for the U.S., Canada and International.

Recently Issued Accounting Standards:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which will replace the existing guidance in ASC 840, Leases. This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018. Therefore, we will adopt the standard in the first quarter of 2019 and intend to apply a package of practical expedients that allow us not to reassess lease classification for expired or existing leases, whether expired or existing contracts are or contain leases, or initial direct costs for expired or existing leases. We also intend to elect the optional transition method under which we will initially recognize the cumulative effect of adopting the standard with an adjustment to retained earnings in the year of adoption and not apply the standard in comparative periods prior to the year of adoption.  We are in the process of completing our evaluation of the effect of the adoption of ASU 2016-02 on our consolidated financial statements. As we lease a significant number of our facilities, we believe the recognition of right-of-use assets and lease liabilities for our operating leases will result in material increases in assets and liabilities reflected on our consolidated balance sheet. We estimate the right-of-use assets and lease liabilities will be in the range of approximately $190 million to $220 million.  We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations and cash flows. We do not believe the adoption of the standard will impact compliance with debt covenants, as our credit facilities contain provisions that grandfather our current method of accounting for leases for debt compliance purposes.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses.  This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018.  In November 2018, the FASB issued ASU 2018-19 which clarifies guidance in ASU 2016-13. We do not expect the adoption of this standard to materially impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02,  Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and hosting arrangements that include an internal use software license. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

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

NOTE 2—REVENUE RECOGNITION

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2018  and December 31, 2017, was $38 million and $31 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2018  and December 31, 2017 was $6 million and $30 million, respectively. During the year ended December 31, 2018, we recognized $30 million of revenue that was deferred as of December 31, 2017. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF and other infrastructure products to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) markets in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending, and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended
December 31,

	U.S.	Canada	International	Total
2018:
Upstream	$777	$239	$270	$1,286
Midstream	1,608	48	21	1,677
Downstream	936	28	245	1,209
	$3,321	$315	$536	$4,172
2017:
Upstream	$623	$222	$204	$1,049
Midstream	1,496	50	57	1,603
Downstream	741	22	231	994
	$2,860	$294	$492	$3,646

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in millions):

	December 31,
	2018	2017	2016
Beginning balance	$4	$3	$3
Net charge-offs	(1)	-	(4)
Provision	1	1	4
Ending balance	$4	$4	$3

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at December 31, 2018 and 2017.

On January 29, 2019, PG&E Corporation, a large public utility company in California, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.  Sales to PG&E represented approximately 2% of our revenue in 2018.  At the time of the filing, our accounts receivable for PG&E totaled $16 million, of which $10 million was outstanding at December 31, 2018.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2018	2017
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$366	$292
Carbon steel pipe, fittings and flanges	346	268
All other products	282	270
	994	830
Less: Excess of average cost over LIFO cost (LIFO reserve)	(157)	(95)
Less: Other inventory reserves	(40)	(34)
	$797	$701

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

In the fourth quarter of 2017, we incurred an inventory charge of $6 million in our International segment associated with a decision to reduce our local presence in Iraq.  This charge reflected adjustments necessary to reduce the carrying value of these products to their net realizable value.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2018	2017
Land and improvements	-	$11	$15
Building and building improvements	40 years	64	61
Machinery and equipment	3 to 10 years	150	146
Enterprise resource planning software	10 years	56	56
Software in progress	-	-	1
		281	279
Allowances for depreciation and amortization		(141)	(132)
		$140	$147

Building and building improvements include $10 million and $8 million of non-cash leasehold improvements representing lease incentives as of December 31, 2018 and December 31, 2017, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2015 (1)	$441	$-	$43	$484
Effect of foreign currency translation	-	-	(2)	(2)

Goodwill at December 31, 2016	441	-	41	482
Effect of foreign currency translation	-	-	4	4

Goodwill at December 31, 2017	441	-	45	486
Effect of foreign currency translation	-	-	(2)	(2)
Goodwill at December 31, 2018	$441	$-	$43	$484

(1)	Net of prior years’ accumulated impairment losses of $241 million and $69 million in the U.S. and Canadian segments, respectively.

Other intangible assets by major classification consist of the following (in millions):

	Weighted-
	Average
	Amortization		Accumulated	Net Book
	Period (in years)	Gross	Amortization	Value
December 31, 2018
Customer base (1)	16.3	$661	$(471)	$190
Indefinite lived trade names (2)	N/A	132	-	132
		$793	$(471)	$322

December 31, 2017
Customer base (1)	16.2	$665	$(429)	$236
Indefinite lived trade names (2)	N/A	132	-	132
		$797	$(429)	$368

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2018 and 2017.
(2)	Net of accumulated impairment losses of $204 million as of December 31, 2018 and 2017.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2019 to 2023 is currently estimated as follows (in millions):

2019	$41
2020	26
2021	23
2022	20
2023	20

NOTE 7—LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	December 31,
	2018	2017
Senior Secured Term Loan B, net of discount and issuance costs of $3	$393	$397
Global ABL Facility	291	129
	684	526
Less: current portion	4	4
	$680	$522

Senior Secured Term Loan B:  In May 2018, we entered into Refinancing Amendment No. 2 relating to the Term Loan Credit Agreement, dated as of November 9, 2012, by and among the Company, MRC Global (US) Inc., as the borrower, the other subsidiaries of the Company from time to time party thereto as guarantors, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee. Pursuant to the amendment, the parties agreed to appoint JPMorgan Chase Bank, N.A. as the new administrative agent for the lenders. As amended, the Term Loan Agreement provides for a $400 million seven-year Term Loan B (the “Term Loan”), which matures in September 2024.  Pursuant to this amendment, the Company and the other parties thereto agreed to reduce the interest rate margin applicable to term loans, in the case of loans incurring interest based on the base rate, from 250 basis points to 200 basis points, and in the case of loans incurring interest based on LIBOR, from 350 basis points to 300 basis points. The parties to the amendment also agreed to reduce the base rate ‘floor’ from 2.00% to 1.00% and to reduce the LIBOR ‘floor’ from 1.00% to 0.00%. The parties also reset the prepayment premium applicable to voluntary prepayments of the term loans such that repayments made in connection with certain re-pricing transactions will be subject to a 1% premium if made during the first six-months following the date of the amendment. Except as described above, the terms of the Term Loan Agreement generally were not modified as a result of the amendment.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan Agreement) to senior secured debt) (net of up to $75 million of unrestricted cash) would not exceed 4.00 to 1.00.

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

Interest Rates and Fees. The Company has the option to pay interest at a base rate, subject to a floor of 1.00%, plus an applicable margin, or at a rate based on LIBOR, subject to a floor of 0.00%, plus an applicable margin. The applicable margin for base rate loans is 200 basis points, and the applicable margin for LIBOR loans is 300 basis points.

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

Excess Availability. At December 31, 2018, availability under our revolving credit facilities was $449 million.

Interest on Borrowings:  The interest rates on our borrowings outstanding at December 31, 2018 and 2017,  including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2018	2017
Senior Secured Term Loan B	5.76%	5.18%
Global ABL Facility	3.95%	3.19%
Weighted average interest rate	4.99%	4.69%

Maturities of Long-Term Debt: At December 31, 2018, annual maturities of long-term debt during the next five years are as follows (in millions):

2019	$ 4
2020	4
2021	4
2022	295
2023	4
Thereafter	373

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap:  In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero.  The fair value of the interest rate swap was a liability of $3 million as of December  31, 2018.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding.  We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings.  Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments.  The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheets at December 31, 2018 and 2017 was not material.  The total notional amount of outstanding forward foreign exchange contracts was approximately $22 million and $60 million at December 31, 2018 and 2017, respectively.

We recognized a gain of $1 million in the year ended December 31, 2018, a loss of $1 million in the year ended December 31, 2017 and a gain of $1 million in the year ended December 31, 2016 in our consolidated statements of operations related to our derivative instruments.

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

We applied the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, including the remeasurement of deferred tax assets and liabilities and the one-time transition tax. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, we recognized additional tax benefit adjustments of $3 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.

The one-time transition tax, calculated as of December 31, 2017, is based on the total post-1986 earnings and profits of our foreign subsidiaries. We recorded a provisional amount of $7 million for the one-time transition tax liability.  Upon further analyses of the Tax Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We decreased our provisional amount by $4 million, which is included as a component of income tax expense from continuing operations in 2018. We have elected to pay our transition tax over the eight-year period provided in the Tax Act.

As of December 31, 2017, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), and recorded a provisional tax benefit of $57 million. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations in 2018, we reduced our provisional tax benefit amount by $1 million, which is included as a component of income tax expense from continuing operations in 2018.

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$95	$49	$(7)
Foreign	-	(42)	(84)
	$95	$7	$(91)

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$21	$26	$13
State	1	5	1
Foreign	8	4	1
	30	35	15

Deferred:
Federal	(6)	(73)	(21)
State	(1)	(4)	(2)
Foreign	(2)	(1)	-
	(9)	(78)	(23)
Income tax expense (benefit)	$21	$(43)	$(8)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2018	2017	2016
Federal tax expense (benefit) at statutory rates	$20	$2	$(32)
State taxes	2	2	1
Effects of tax rate changes on existing temporary differences	-	(59)	-
Transition tax	(4)	7	-
Nondeductible expenses and other	2	-	1
Foreign operations taxed at different rates	-	(2)	5
Change in valuation allowance related to foreign losses	1	7	17
Income tax expense (benefit)	$21	$(43)	$(8)
Effective tax rate	22%	(614%)	9%

Significant components of our deferred tax assets and liabilities are as follows (in millions):
	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$1	$1
Accruals and reserves	21	20
Net operating loss and tax credit carryforwards	54	57
Other	2	3
Subtotal	78	81
Valuation allowance	(60)	(63)
Total	18	18

Deferred tax liabilities:
Inventory valuation	(30)	(29)
Property, plant and equipment	(13)	(14)
Intangible assets	(70)	(78)
Other	-	(2)
Total	(113)	(123)
Net deferred tax liability	$(95)	$(105)

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

In the United States, we had approximately $18 million of state net operating loss (“NOL”) carryforwards as of December 31, 2018, which will expire in future years through 2032 and foreign tax credit (“FTC”) carryforwards of $7 million, which will expire in future years through 2028. In certain non-U.S. jurisdictions, we had $169 million of NOL carryforwards, of which $150 million have no expiration and $19 million will expire in future years through 2028. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized.  As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

The pre-2018 earnings of our foreign subsidiaries were taxed as part of the transition tax described above. Dividends from the earnings of our foreign subsidiaries subsequent to 2017 are eligible for a 100% dividend exclusion in determining our U.S. federal taxes.  As such, we do not expect future dividends, if any, from the earnings of our foreign subsidiaries to result in U.S. federal income taxes.  Deferred tax liabilities arising from the difference between the financial reporting and income tax bases inherent in these foreign subsidiaries, referred to as outside basis differences, have not been provided for U.S. income tax purposes because we do not intend to sell, liquidate or otherwise trigger the recognition of U.S. taxable income with regard to our investment in these foreign subsidiaries.  Determining the amount of U.S. deferred tax liabilities associated with outside basis differences is not practicable at this time.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2014 and the statute of limitations at our international locations is generally six or seven years.

At December 31, 2018 and 2017, our unrecognized tax benefits totaled $5 million and $2 million, respectively.

NOTE 10—REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. In June 2018, the holders of Preferred Stock designated one member to our Board of Directors.  If we fail to declare and pay the quarterly dividend for an amount equal to six or more dividend periods, the holders of the Preferred Stock would be entitled to designate an additional member to our Board of Directors. Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where a separate class vote of the common stockholders is required by law. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of approximately $17.88 per share of common stock, subject to adjustment. On or after June 10, 2020, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock, subject to certain redemption price adjustments on the basis of the date of the conversion. Prior to June 10, 2022, such redemption would be at a 5% premium on the stated value per share. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2018 and 2017, the 363,000 shares of preferred stock described in Note 10 were issued and outstanding.

Share Repurchase Programs

In November 2015, the Company’s board of directors authorized a share repurchase program for common stock up to $100 million, which was increased to $125 million in November 2016. During the first quarter of 2017,  we completed the repurchase of all shares authorized under this program.

In October 2017, the Company’s board of directors authorized a new share repurchase program for common stock of up to $100 million. In the second quarter of 2018, the Company completed the repurchases of all shares authorized under this program.

In October 2018, the Company’s board of directors authorized a new share repurchase program for common stock of up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2018, we repurchased 4,724,909 shares at a total cost of $75 million.

In total, as of December 31, 2018, we had repurchased 19,347,839 shares under these programs at an average price per share of $15.51 for a total cost of $300 million.  There were 85,605,854 shares of common stock outstanding as of December 31, 2018. In January 2019, we repurchased an additional 1,758,537 shares at a total cost of $25 million.

Summary of share repurchase activity under the repurchase program:
	2018	2017	2016
Number of shares acquired on the open market	7,596,113	4,074,146	6,861,191
Average price per share	$16.46	$16.62	$13.96
Total cost of acquired shares (in millions)	$125	$68	$95

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2018	2017
Currency translation adjustments	$(229)	$(209)
Hedge accounting adjustments	(2)	-
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(232)	$(210)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common stockholders	$50	$26	$(107)

Average basic shares outstanding	90.1	94.3	97.3
Effect of dilutive securities	1.7	1.3	-
Average diluted shares outstanding	91.8	95.6	97.3

Net income per share:
Basic	$0.55	$0.28	$(1.10)
Diluted	$0.54	$0.27	$(1.10)

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2018, 2017 and 2016, our anti-dilutive stock options approximated 3.1 million, 3.6 million and 3.6 million, respectively. There were 0.9 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the year ended December 31, 2016.

NOTE 12—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans:  Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements.  During 2018,  1,162,059 stock options were exercised, and no stock options were granted under this plan.

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

In April 2012, we replaced the 2007 Stock Option Plan and the 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance pursuant to the plan. In April 2015, our shareholders approved an additional 4,250,000 shares for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2018,  81,542 shares of restricted stock, 222,435 performance share units and 507,507 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. During 2017,  66,809 shares of restricted stock, 164,098 performance share units and 551,714 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. To date, 6,682,414 shares have been granted under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2017	3,650,245	$21.96	3.5	$-
Exercised	(1,162,059)	18.03
Forfeited	-	-
Expired	(37,813)	23.58
Balance at December 31, 2018	2,450,373	$23.81	3.5	$-

At December 31, 2018
Options outstanding, vested and exercisable	2,450,473	$23.81	3.5	$-
Options outstanding, vested and expected to vest	2,450,473	23.81	3.5	-

	Year Ended December 31,
	2018	2017	2016
Stock Options
Weighted-average, grant-date fair value of awards granted	$-	$-	$-
Total intrinsic value of stock options exercised	1,722,539	633,244	457,834
Total fair value of stock options vested	-	10,738,309	3,351,797

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2017	286,530	$16.97
Granted	81,542	19.28
Vested	(284,681)	17.02
Forfeited	-	-
Nonvested at December 31, 2018	83,391	$19.05

	Year Ended December 31,
	2018	2017	2016
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$19.28	$18.31	$13.24
Total fair value of restricted stock vested	4,986,620	6,473,330	3,692,961

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2017	1,315,126	$14.08
Granted	507,507	16.08
Vested	(549,870)	12.50
Forfeited	(26,654)	18.55
Nonvested at December 31, 2018	1,246,109	$15.49

	Year Ended December 31,
	2018	2017	2016
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$16.08	$20.55	$9.56
Total fair value of restricted stock units vested	9,187,360	6,672,405	298,773

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three-year period relating to MRC Global’s total shareholder return compared to companies within the Oil Service Index and specified return on average net capital employed calculation (“RANCE”)

goals set forth on the date in which the award was granted. The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2017	704,102	$13.90
Granted	222,435	18.87
Vested (1)	(97,544)	10.71
Forfeited	(114,312)	14.39
Nonvested at December 31, 2018	714,681	$15.80

(1)	Excludes 44,865 shares awarded for performance above performance goals.

	Year Ended December 31,
	2018	2017	2016
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$18.87	$24.18	$10.02
Total fair value of performance share units vested	2,349,749	-	-

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2018	2017	2016
Equity-based compensation expense:
Stock options	$-	$2	$3
Restricted stock awards	2	4	4
Restricted stock unit awards	9	8	4
Performance share unit awards	3	2	1
Total equity-based compensation expense	$14	$16	$12
Income tax benefits related to equity-based compensation	$3	$6	$5

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2018
Unrecognized equity-based compensation expense:
Stock options	-	$-
Restricted stock awards	0.3	1
Restricted stock unit awards	1.6	8
Performance share unit awards	1.8	5
Total unrecognized equity-based compensation expense		$14

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 10% of eligible compensation.

Expense under defined contribution plans were $10 million,$9 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 13—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”). Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2023 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

 Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $1 million for 2019.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course. We recognized revenue of $34 million, $5 million and $7 million from these customers for the years ended December 31, 2018, 2017 and 2016, respectively. There was $5 million and $1 million of accounts receivable with these customers outstanding as of December 31, 2018 and 2017, respectively.

NOTE 14—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of four operating segments: U.S. Eastern Region and Gulf Coast, U.S. Western Region, Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF and other infrastructure products and services to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) markets. Our two U.S. operating segments have been aggregated into a single reportable segment based on their economic similarities. As a result, we report segment information for the U.S., Canada and International.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2018	2017	2016
Sales
U.S.	$3,321	$2,860	$2,297
Canada	315	294	243
International	536	492	501
Consolidated sales	$4,172	$3,646	$3,041

Depreciation and amortization
U.S.	$16	$15	$13
Canada	1	1	1
International	6	6	8
Total depreciation and amortization expense	$23	$22	$22

Amortization of intangibles
U.S.	$42	$41	$41
Canada	1	2	2
International	2	2	4
Total amortization of intangibles expense	$45	$45	$47

Operating income (loss)
U.S.	$112	$67	$6
Canada	9	11	(5)
International	6	(32)	(57)
Total operating income (loss)	127	46	(56)

Interest expense	(38)	(31)	(35)
Other income (expense)	6	(8)	-
Income (loss) before income taxes	$95	$7	$(91)

Total assets by segment are as follows (in millions):

	December 31,
	2018	2017
Total assets
United States	$2,088	$1,970
Canada	124	162
International	222	208
Total assets	$2,434	$2,340

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2018	2017
Property, plant and equipment
United States	77%	74%
Canada	10%	10%
International	13%	16%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2018		2017			2016
Line pipe	$728	18%	$685		19%	$444		15%
Carbon steel fittings and flanges	683	16%	548		15%	460		15%
Total carbon steel pipe, fittings and flanges	1,411	34%	1,233		34%	904		30%
Valves, automation, measurement and instrumentation	1,553	37%	1,319		36%	1,161		38%
Gas products	561	13%	485	(1)	13%	388	(1)	13%
Stainless steel alloy pipe and fittings	196	5%	183		5%	206		7%
General oilfield products	451	11%	426	(1)	12%	382	(1)	12%
	$4,172		$3,646			$3,041

(1) $69 million and $55 million of sales for the years ended December 31, 2017 and 2016, respectively, have been reclassified from gas products to general oilfield products to conform with the current year presentation.

NOTE 15—FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $684 million and $526 million at December 31, 2018 and 2017, respectively. The fair value of our debt was $675 million and $533 million at December 31, 2018 and 2017, respectively. The carrying values of our Global ABL Facility approximates its fair value. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2018 and 2017, respectively.

Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment. If the testing results in impairment, we would measure goodwill and other intangible assets using level 3 non-recurring inputs.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

We regularly enter into operating and capital lease arrangements for certain of our facilities and equipment. Our leases are renewable at our option for various periods through 2034. Certain renewal options are subject to escalation clauses and contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Leases with escalation clauses based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed and projected based on the total lease obligation ratably over the life of the lease. We amortize leasehold improvements over the remaining life of the lease. Rental expense under our operating lease arrangements was $50 million, $45 million, and $48 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more are as follows (in millions):

2019	$42
2020	34
2021	29
2022	21
2023	17
Thereafter	81

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2018, we are a named defendant in approximately 576 lawsuits involving approximately 1,166 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2018 approximated $36 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2018 was approximately $6 million.

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

NOTE 17—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2018
Revenue	$1,010	$1,082	$1,071	$1,009	$4,172
Gross profit	169	177	172	171	689
Net income attributable to common stockholders	12	16	18	4	50
Earnings per share:
Basic (1)	$0.13	$0.18	$0.20	$0.05	$0.55
Diluted	$0.13	$0.17	$0.20	$0.04	$0.54

2017
Revenue	$862	$922	$959	$903	$3,646
Gross profit	140	149	152	141	582
Net income (loss) attributable to common stockholders	-	-	(3)	29	26
Earnings (loss) per share:
Basic	$-	$-	$(0.03)	$0.31	$0.28
Diluted	$-	$-	$(0.03)	$0.30	$0.27

 _______________

(1)Earnings per share does not add across due to rounding and transactions resulting in differing weighted average shares outstanding on a quarterly basis.