Form 10-Q
period 2019-03-31
MRC GLOBAL INC.
filed 2019-05-03
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MRC	New York Stock Exchange

There were 83,066,661 shares of the registrant’s common stock (excluding 74,508 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 26, 2019.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash	$27	$43
Accounts receivable, net	626	587
Inventories, net	839	797
Other current assets	29	38
Total current assets	1,521	1,465

Long-term assets:
Operating lease assets	190	-
Property, plant and equipment, net	137	140
Other assets	30	23

Intangible assets:
Goodwill, net	484	484
Other intangible assets, net	311	322

	$2,673	$2,434

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$462	$435
Accrued expenses and other current liabilities	97	130
Operating lease liabilities	35	-
Current portion of long-term debt	4	4
Total current liabilities	598	569

Long-term liabilities:
Long-term debt, net	742	680
Operating lease liabilities	170	-
Deferred income taxes	98	98
Other liabilities	32	40

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
105,545,121 and 104,953,693 issued, respectively	1	1
Additional paid-in capital	1,719	1,721
Retained deficit	(486)	(498)
Less: Treasury stock at cost: 21,106,376 and 19,347,839 shares, respectively	(325)	(300)
Accumulated other comprehensive loss	(231)	(232)
	678	692
	$2,673	$2,434
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Sales	$970	$1,010
Cost of sales	796	841
Gross profit	174	169
Selling, general and administrative expenses	139	138
Operating income	35	31
Other expense:
Interest expense	(11)	(8)
Other, net	-	2

Income before income taxes	24	25
Income tax expense	6	7
Net income	18	18
Series A preferred stock dividends	6	6
Net income attributable to common stockholders	$12	$12

Basic income per common share	$0.14	$0.13
Diluted income per common share	$0.14	$0.13
Weighted-average common shares, basic	84.3	91.4
Weighted-average common shares, diluted	85.3	92.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Net income	$18	$18

Other comprehensive income (loss)
Foreign currency translation adjustments	3	(1)
Hedge accounting adjustments, net of tax	(2)	(1)
Total other comprehensive income (loss), net of tax	1	(2)
Comprehensive income	$19	$16

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended March 31, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	3	3
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(25)	-	(25)

Balance at March 31, 2019	105	$1	$1,719	$(486)	(21)	$(325)	$(231)	$678

	Three Months Ended March 31, 2018
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2017	103	$1	$1,691	$(548)	(12)	$(175)	$(210)	$759
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Exercise and vesting of stock awards	1	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(30)	-	(30)

Balance at March 31, 2018	104	$1	$1,695	$(536)	(13)	$(205)	$(212)	$743

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Operating activities
Net income	$18	$18
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	5	6
Amortization of intangibles	11	11
Equity-based compensation expense	4	4
Deferred income tax benefit	1	-
Increase in LIFO reserve	-	7
Other	4	2
Changes in operating assets and liabilities:
Accounts receivable	(47)	(98)
Inventories	(42)	(117)
Other current assets	8	-
Accounts payable	27	106
Accrued expenses and other current liabilities	(29)	(13)
Net cash used in operations	(40)	(74)

Investing activities
Purchases of property, plant and equipment	(2)	(5)
Net cash used in investing activities	(2)	(5)

Financing activities
Payments on revolving credit facilities	(256)	(194)
Proceeds from revolving credit facilities	319	307
Payments on long-term obligations	(1)	(1)
Purchase of common stock	(25)	(30)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(6)	(5)
Proceeds from exercise of stock options	-	5
Other	1	-
Net cash provided by financing activities	26	76

Decrease in cash	(16)	(3)
Effect of foreign exchange rate on cash	-	-
Cash -- beginning of period	43	48
Cash -- end of period	$27	$45

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$8
Cash paid for income taxes	$5	$1
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

Basis of Presentation:  We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2019. We have derived our condensed consolidated balance sheet as of December 31, 2018 from the audited consolidated financial statements for the year ended December 31, 2018. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 which clarifies guidance in ASU 2016-13. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

Adoption of New Accounting Standards:  On January 1, 2019, we adopted ASU 2016-02, Leases, which requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous guidance in Accounting Standards Codification 840. We adopted ASU 2016-02 using the modified retrospective approach. The guidance for this approach included an option to not restate comparative periods in transition and elect to use the effective date as the initial application of transition, which we elected. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classifications.  On January 1, 2019, we recorded an operating lease asset of $192 million and an operating lease liability of $208 million.  The standard did not impact our consolidated net earnings or cash flows. Adoption of the new standard is more fully described in Note 4.

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Substantially all of our revenue is recognized when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. Returns are estimated and recorded as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. In some cases, particularly with third-party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of March 31, 2019 and December 31, 2018, was $41 million and $38 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2019 and December 31, 2018 was $9 million and $6 million, respectively. During the three months ended March 31, 2019, we recognized $5 million of revenue that was deferred as of December 31, 2018. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

On January 29, 2019, PG&E Corporation, a large public utility company in California, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the filing, our accounts receivable for PG&E totaled $16 million.  As of March 31, 2019, pre-petition accounts receivable for PG&E totaled $11 million. During the three months ended March 31, 2019, we recognized a charge of $2 million to write-off accounts receivable we do not expect to collect.

Disaggregated Revenue:  Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials)  sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending, and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2019:
Upstream	$206	$46	$60	$312
Midstream	337	16	8	361
Downstream	236	6	55	297
	$779	$68	$123	$970
2018:
Upstream	$178	$57	$67	$302
Midstream	393	14	3	410
Downstream	235	7	56	298
	$806	$78	$126	$1,010

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2019	2018
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$401	$366
Carbon steel pipe, fittings and flanges	355	346
All other products	281	282
	1,037	994
Less: Excess of average cost over LIFO cost (LIFO reserve)	(157)	(157)
Less: Other inventory reserves	(41)	(40)
	$839	$797

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

NOTE 4 – LEASES

We lease certain distribution centers, warehouses, office space, land, and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense for these leases on a straight-line basis over the lease term.    Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed and projected based on the total lease obligation ratably over the life of the lease. The depreciable life of assets and leasehold improvements are limited by the expected lease term.  Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses have been excluded from the determination of our lease liability.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments using a portfolio approach. For leases that commenced prior to the transition date, we used the incremental borrowing rates as of the beginning of the period of adoption, or January 1, 2019.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Expense associated with our operating leases was $10 million for the three months ended March 31, 2019 which is classified in selling, general and administrative expenses. Cash paid for amounts included in the measurement of operating lease liabilities was $11 million for the three months ended March 31, 2019.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
2019	$33
2020	37
2021	31
2022	23
2023	19
After 2023	192
Total lease payments	335
Less: Interest	(130)
Present value of lease liabilities	$205

Amounts maturing after 2023 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2019	2018
Senior Secured Term Loan B, net of discount and issuance costs of $2 and $3, respectively	$392	$393
Global ABL Facility	354	291
	746	684
Less: current portion	4	4
	$742	$680

Senior Secured Term Loan B:    We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable, inventory and related assets) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, as defined in the Term Loan, (reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00 and 0% if our first lien leverage ratio is no more than 2.50 to 1.00). In addition, the Term Loan contains a number of customary restrictive covenants.

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

Global ABL Facility:  We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022.  This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $382 million as of March 31, 2019.

Interest on Borrowings:  The interest rates on our borrowings outstanding at March 31, 2019 and December 31, 2018, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	March 31,	December 31,
	2019	2018
Senior Secured Term Loan B	5.75%	5.76%
Global ABL Facility	3.70%	3.95%
Weighted average interest rate	4.78%	4.99%

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after June 10, 2020, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. After the seventh anniversary of the initial issuance of Preferred Stock, the Company will have the option to redeem, in whole but not in part, all of the outstanding shares of Preferred Stock at par value. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after the 54th month after the initial issuance of the Preferred Stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

In October 2017, the Company’s board of directors authorized a share repurchase program for common stock of up to $100 million. In the second quarter of 2018, the Company completed the repurchases of all shares authorized under this program.

In October 2018, the Company’s board of directors authorized another share repurchase program for common stock of up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Number of shares acquired on the open market	1,758,537	1,726,825
Average price per share	$14.24	$17.39
Total cost of acquired shares (in millions)	$25	$30

Subsequent to March 31, 2019, we repurchased an additional 1,372,084 shares for $25 million under the October 2018 program.  In total, under all programs, we have acquired 22,478,460 shares at an average price per share of $15.58 for a total cost of $350 million. As of April 26, 2019, we had 83,066,661 shares of common stock outstanding.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2019,  242,290 performance share unit awards and 581,343 shares of restricted stock units have been granted to employees.  To date, since the plan’s inception in 2011, before consideration of forfeitures, 7,506,047 shares have been granted to management, members of our board of directors and key employees under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2019	2018
Currency translation adjustments	$(226)	$(229)
Hedge accounting adjustments	(4)	(2)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(231)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts).

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net income	$18	$18
Less: Dividends on Series A Preferred Stock	6	6
Net income attributable to common stockholders	$12	$12

Weighted average basic shares outstanding	84.3	91.4
Effect of dilutive securities	1.0	1.1
Weighted average diluted shares outstanding	85.3	92.5

Net income per share:
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2019 and March 31, 2018, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2019, we had approximately 2.6 million anti-dilutive stock options. For the three months ended March 31, 2018, we had approximately 3.4 million anti-dilutive stock options. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three months ended March 31, 2019 and 2018.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Sales
U.S.	$779	$806
Canada	68	78
International	123	126
Consolidated sales	$970	$1,010

Operating income
U.S.	$32	$28
Canada	-	2
International	3	1
Total operating income	35	31

Interest expense	(11)	(8)
Other, net	-	2
Income before income taxes	$24	$25

	March 31,	December 31,
	2019	2018
Total assets
U.S.	$2,285	$2,088
Canada	120	124
International	268	222
Total assets	$2,673	$2,434

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2019	2018
Line pipe	$154	$158
Carbon steel fittings and flanges	153	171
Total carbon steel pipe, fittings and flanges	307	329
Valves, automation, measurement and instrumentation	383	378
Gas products	133	124
Stainless steel and alloy pipe and fittings	50	53
General oilfield products	97	126
	$970	$1,010

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $5 million and $3 million as of March 31, 2019 and December 31, 2018, respectively.

Foreign Exchange Forward and Option Contracts:  Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $18 million and $22 million at March 31, 2019 and December 31, 2018, respectively. The fair value of our foreign exchange contracts was immaterial as of March 31, 2019 and December 31, 2018.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $746 million and $684 million at March 31, 2019 and December 31, 2018, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $746 million and $675 million at March 31, 2019 and December 31, 2018 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos.  These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2019, we are named a defendant in approximately 571 lawsuits involving approximately 1,151 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Recent Trends and Outlook

During the first three months of 2019, the average oil price of West Texas Intermediate (“WTI”) decreased to $54.82 per barrel from $62.91 per barrel in the first three months of 2018. Natural gas prices decreased slightly to an average price of $2.92/MMBtu (Henry Hub) for the first three months of 2019 compared to $3.08/MMBtu (Henry Hub) for the first three months of 2018. North American drilling rig activity was flat in the first three months of 2019 as compared to the first three months of 2018. U.S. well completions were up 17% in the first three months of 2019 compared to the same period in 2018.  More recently, WTI oil prices rebounded to above $60 per barrel, however, natural gas prices have continued to decline and are expected to remain below $3.00/MMBtu (Henry Hub).

In the past two years, we saw customer spending increase globally, including consecutive years of double-digit growth in North America combined with more modest growth internationally. A number of favorable influences have directly impacted each of our business sectors. Healthy commodity prices and increased well completion activity benefited our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continue to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins. Our domestic downstream sector has benefited from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. Many downstream companies are adding investments to expand capacity, especially along the U.S. Gulf Coast. These factors, combined with the completion of some major upstream, midstream and downstream projects, drove revenue growth of 37%  over that two year timeframe.

Early global spending surveys for 2019 indicated an expectation of additional mid to high single digit growth in spending in 2019 as compared to 2018. However, at the time of our customers’ 2019 budget approvals, WTI oil prices had fallen to the low $50 per barrel range and many 2019 budgets were cut from the initial forecasted spending levels. Announced spending plans from our major customers indicate a 5%-10% decrease in spending in the U.S. instead of a 10% increase in spending as originally forecasted. During the first quarter of 2019, oil prices have rebounded to above the $60 level, but the majority of U.S. customers have not announced increased 2019 E&P capex spending increases due to the higher commodity prices. Historically, our customers re-visit their spending plans at mid-year.  Given the uncertainty around oil prices and the fact that our level of major project activity is expected to be down significantly compared to 2018, any growth in 2019 will be more muted than the previous two years.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon steel products, including pipe, fittings and flanges. Certain countries were initially exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs was implemented. In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute. Subsequent to July, Section 301 tariffs ranging from 10% to 25% were applied to additional tranches of products. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. In 2018, we saw higher revenue due to these customer contract provisions and higher cost of sales for the products that we sold. To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

The United Kingdom’s exit from the European Union (“EU”) continues to be uncertain.  Most recently, an EU deadline of March 29, 2019 was extended to October 31, 2019. Without an agreement reached with the EU to set forth the terms and impacts of an exit that is approved by the U.K. parliament, uncertainty of the impacts of the departure exists. In a scenario where an agreement is not reached, the U.K. could become a third country in EU law, which could create disruptions for businesses in the EU member states as well as the U.K. It is unknown at this time how a deal, or no-deal, would impact our business, including any commodity pricing, transfer pricing, and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In 2018, 3.5% of our revenue was derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2019	2018	2018
U.S.	$421	$426	$589
Canada	41	35	45
International	174	177	254
	$636	$638	$888

Approximately 4%, 7%, and 18% of our March 31, 2019,  December 31, 2018 and March 31, 2018 ending backlog, respectively, was associated with two customers in our U.S. segment. In addition, approximately 3%, 5%, and 14% of our ending backlog for March 31, 2019,  December 31, 2018 and March 31, 2018, respectively, was associated with one customer in our International segment. In each case, these are related to significant ongoing customer projects that have been occurring over the last two years. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Average Rig Count (1):
United States	1,043	966
Canada	183	269
Total North America	1,226	1,235
International	1,030	970
Total	2,256	2,205

Average Commodity Prices (2):
WTI crude oil (per barrel)	$54.82	$62.91
Brent crude oil (per barrel)	$63.10	$66.86
Natural gas ($/MMBtu)	$2.92	$3.08

Average Monthly U.S. Well Permits (3)	5,838	4,543
U.S. Wells Completed (2)	3,931	3,364
3:2:1 Crack Spread (4)	$16.96	$17.63
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The breakdown of our sales by sector for the three months ended March 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended
	March 31, 2019		March 31, 2018
Upstream	$312	32%	$302	30%
Midstream	361	37%	410	41%
Downstream	297	31%	298	29%
	$970	100%	$1,010	100%

For the three months ended March 31, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2019	2018	$ Change	% Change
Sales:
U.S.	$779	$806	$(27)	(3%)
Canada	68	78	(10)	(13%)
International	123	126	(3)	(2%)
Consolidated	$970	$1,010	$(40)	(4%)

Operating income:
U.S.	$32	$28	$4	14%
Canada	-	2	(2)	N/M
International	3	1	2	N/M
Consolidated	35	31	4	13%

Interest expense	(11)	(8)	(3)	38%
Other income	-	2	(2)	N/M
Income tax expense	(6)	(7)	1	(14%)
Net income	18	18	-	N/M
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$12	$12	$-	N/M

Gross profit	$174	$169	$5	3%
Adjusted Gross Profit (1)	$190	$193	$(3)	(2%)
Adjusted EBITDA (1)	$56	$59	$(3)	(5%)
(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 21-23 herein.

Sales.     Our sales were $970 million for the three months ended March 31, 2019 as compared to $1,010 million for the three months ended March 31, 2018, a decrease of $40 million, or 4%.  The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $13 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $779 million for the three months ended March 31, 2019 from $806 million for the three months ended March 31, 2018. This $27 million, or 3%, decrease reflected a $28 million increase in the upstream sector, a $56 million decrease in the midstream sector and a $1 million increase in the downstream sector. The 16% increase in the upstream sector is related to the 17% increase in well completions, particularly in the Permian region.  The decrease in the midstream sector is related to the 2018 completion of a project with one of our transmission and gathering customers resulting in a $60 million decline in sales, partially offset by an increase in the gas utilities business.

Canada Segment—Our Canada sales decreased to $68 million for the three months ended March 31, 2019 from $78 million for the three months ended March 31, 2018, a decrease of $10 million, or 13%.  The decline is primarily in the upstream sector where the rig count has declined as a result of production limitations imposed by the government of Alberta, beginning in January 2019, in an effort to narrow the differential between Western Canadian Select Crude and WTI.  In addition, Canadian sales were unfavorably impacted by $4 million, or 5%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $123 million for the three months ended March 31, 2019 from $126 million for the same period in 2018.  The $3 million, or 2%,  decrease is attributable to the concluding of a long-running project in Kazakhstan, as well as the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $9 million, or 7%.  Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $18 million, or 17% due to improving conditions in international markets.

Gross Profit.    Our gross profit was $174 million  (17.9% of sales) for the three months ended March 31, 2019 as compared to $169 million  (16.7% of sales) for the three months ended March 31, 2018.  Our LIFO inventory costing methodology had no impact for the first three months of 2019 while increasing cost of sales, as compared to average cost, by  $7 million in the first three months of 2018. Excluding the impact of LIFO, gross profit percentage improved by 50 basis points. The improvement in gross profit percentage was attributable to a lower level of low margin major project sales in the first three months of 2019 as compared to the first three months of 2018.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $190 million (19.6% of sales) for the three months ended March 31, 2019 from $193 million  (19.1% of sales) for the three months ended March 31, 2018,  a  decrease of $3 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2019	of Revenue*	2018	of Revenue
Gross profit, as reported	$174	17.9%	$169	16.7%
Depreciation and amortization	5	0.5%	6	0.6%
Amortization of intangibles	11	1.1%	11	1.1%
Increase in LIFO reserve	-	-	7	0.7%
Adjusted Gross Profit	$190	19.6%	$193	19.1%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.      Our SG&A expenses were $139 million for the three months ended March 31, 2019 as compared to $138 million for the three months ended March 31, 2018. The $1 million increase in SG&A is primarily related to modestly higher personnel and employee benefit costs. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $2 million.

Operating Income.   Operating income was $35 million for the three months ended March 31, 2019, as compared to $31 million for the three months ended March 31, 2018, an improvement of $4 million.

U.S. Segment—Operating income for our U.S. segment was $32 million for the three months ended March 31, 2019 compared to $28 million for the three months ended March 31, 2018.  The $4 million increase in operating income was driven by higher gross profit offset by an increase in SG&A expenses.

Canada Segment—Operating income for our Canada segment was $0 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.    The $2 million decrease is primarily attributable to the decrease in sales.

International Segment—Operating income for our international segment was $3 million for the three months ended March 31, 2019 as compared to $1 million for the three months ended March 31, 2018.  The $2 million improvement in operating income was primarily attributable to a combination of stronger gross profit and cost reductions that occurred in the fourth quarter of 2018.

Interest Expense.   Our interest expense was $11 million and $8 million for the three months  ended March 31, 2019 and 2018, respectively. The increase in interest expense was primarily attributable to higher average debt levels during the first three months of 2019 as compared to the first three months of 2018.  In addition, an 85 basis point increase in LIBOR rates for the first three months of 2019, as compared to the first three months of 2018, contributed $1 million to the increase in interest expense.

Other Income.   Our other income was $0 million for the three months ended March 31, 2019 as compared to $2 million for the three months  ending March 31, 2018. Other income for the three months ended March 31, 2018 included $2 million of income related to the change in fair value of derivatives.

Income Tax Expense.   Our income tax expense was $6 million for the three months ended March 31, 2019 as compared to $7 million for the three months ended March 31, 2018. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 25% and 28% for the three months ended March 31, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Income.   Our net income was $18  million for the three months ended March 31, 2019 and 2018.

Adjusted EBITDA.   Adjusted EBITDA, a non-GAAP financial measure, was $56  million  (5.8% of sales) for the three months ended March 31, 2019 as compared to $59 million (5.8% of sales) for the three months ended March 31, 2018.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net income	$18	$18
Income tax expense	6	7
Interest expense	11	8
Depreciation and amortization	5	6
Amortization of intangibles	11	11
Increase in LIFO reserve	-	7
Change in fair value of derivative instruments	-	(2)
Equity-based compensation expense	4	4
Foreign currency losses	1	-
Adjusted EBITDA	$56	$59

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. At March 31, 2019, our total liquidity, including cash on hand, was $409 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of March 31, 2019 and December 31, 2018, we had cash of $27 million and $43 million, respectively, all of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During the first three months of 2019, we repatriated $8 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an  $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of March 31, 2019, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $392 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of March 31, 2019, we had $354 million of borrowings outstanding and $382 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended  March 31, 2019. The 2019 implementation of the new lease accounting standard did not impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our previous method of accounting for leases for debt compliance purposes.

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

In October 2018, our board of directors authorized a share repurchase program for our common stock up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first quarter of 2019, we purchased 1,758,537 shares at a total cost of $25 million.  Subsequent to the first quarter, in April 2019, we purchased an additional 1,372,084 at a total cost of $25 million.  As of April 26, 2019, we had $25 million remaining under the October 2018 authorization.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(40)	$(74)
Investing activities	(2)	(5)
Financing activities	26	76
Net decrease in cash and cash equivalents	$(16)	$(3)

Operating Activities

Net cash used in operating activities was $40 million during the three months ended March 31, 2019 compared to $74 million during the three months ended March 31, 2018.  The decrease in cash used in operations was primarily the result of lower working capital requirements due to lower sales in the first quarter of 2019 as compared to the first quarter of 2018.  The growth in working capital due to increased activity levels used cash of $83 million in the first three months of 2019 compared to $122 million in the first three months of 2018. In particular, growth in accounts receivable utilized $47 million of cash in the first three months of 2019 compared to the first three months 2018 when accounts receivable utilized cash of $98 million.  Similarly, growth in inventory utilized $42 million of cash in the first three months of 2019 as compared to $117 million in the same period of 2018. These reductions in the use of cash were offset by $27 million generated from an increase in accounts payable in 2019 as compared to $106 million in 2018, which was attributable to a more significant increase in accounts payable when purchasing levels were higher.

Investing Activities

Net cash used in investing activities was $2 million for the three months ended March 31, 2019, compared to $5 million for the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $26 million for the three months ended March 31, 2019 compared to $76 million for the three months ended March 31, 2018. In the first three months of 2019 and 2018, we had net borrowings under revolving credit facilities of $63 million and $113 million, respectively, and used $25 million and $30 million, respectively, to fund purchases of our common stock. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2019 and 2018.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2019, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the first quarter of fiscal year 2019 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31	1,758,537	$14.24	1,758,537	$49,872,673
Feb 1- Feb 28	1,689	$16.36	-	$49,872,673
Mar 1- Mar 31	-	$-	-	$49,872,673
	1,760,226

(1) We purchased 1,689 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

100*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018, (iv) the Condensed Statements of Stockholders’ Equity for the three month periods ended March 31, 2019 and 2018  (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

101*	Interactive data file.

*     Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 3, 2019

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer