Form 10-Q
period 2019-06-30
MRC GLOBAL INC.
filed 2019-08-02
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ ] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

There were 83,140,580 shares of the registrant’s common stock (excluding 74,055 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 26, 2019.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash	$35	$43
Accounts receivable, net	627	587
Inventories, net	798	797
Other current assets	36	38
Total current assets	1,496	1,465

Long-term assets:
Operating lease assets	185	-
Property, plant and equipment, net	136	140
Other assets	28	23

Intangible assets:
Goodwill, net	484	484
Other intangible assets, net	300	322
	$2,629	$2,434

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$438	$435
Accrued expenses and other current liabilities	95	130
Operating lease liabilities	35	-
Current portion of long-term debt	4	4
Total current liabilities	572	569

Long-term liabilities:
Long-term debt, net	734	680
Operating lease liabilities	166	-
Deferred income taxes	95	98
Other liabilities	35	40

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
105,619,040 and 104,953,693 issued, respectively	1	1
Additional paid-in capital	1,722	1,721
Retained deficit	(468)	(498)
Less: Treasury stock at cost: 22,478,460 and 19,347,839 shares, respectively	(350)	(300)
Accumulated other comprehensive loss	(233)	(232)
	672	692
	$2,629	$2,434
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Sales	$984	$1,082	$1,954	$2,092
Cost of sales	810	905	1,606	1,746
Gross profit	174	177	348	346
Selling, general and administrative expenses	133	136	272	274
Operating income	41	41	76	72
Other expense:
Interest expense	(10)	(10)	(21)	(18)
Write off of debt issuance costs	-	(1)	-	(1)
Other, net	1	-	1	2

Income before income taxes	32	30	56	55
Income tax expense	8	8	14	15
Net income	24	22	42	40
Series A preferred stock dividends	6	6	12	12
Net income attributable to common stockholders	$18	$16	$30	$28

Basic income per common share	$0.22	$0.18	$0.36	$0.31
Diluted income per common share	$0.21	$0.17	$0.35	$0.30
Weighted-average common shares, basic	83.2	90.1	83.8	90.7
Weighted-average common shares, diluted	83.9	91.6	84.7	92.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income	$24	$22	$42	$40

Other comprehensive income (loss)
Foreign currency translation adjustments	2	(9)	5	(10)
Hedge accounting adjustments, net of tax	(4)	1	(6)	-
Total other comprehensive loss, net of tax	(2)	(8)	(1)	(10)
Comprehensive income	$22	$14	$41	$30

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended June 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	3	3
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(25)	-	(25)
Balance at March 31, 2019	105	$1	$1,719	$(486)	(21)	$(325)	$(231)	$678
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	(4)	(4)
Equity-based compensation expense	1	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(25)	-	(25)
Balance at June 30, 2019	106	$1	$1,722	$(468)	(22)	$(350)	$(233)	$672

	Six Months Ended June 30, 2018
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2017	103	$1	$1,691	$(548)	(12)	$(175)	$(210)	$759
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Exercise of stock options	1	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(30)	-	(30)
Balance at March 31, 2018	104	$1	$1,695	$(536)	(13)	$(205)	$(212)	$743
Net income	-	-	-	22	-	-	-	22
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Exercise of stock options	1	-	16	-	-	-	-	16
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(20)	-	(20)
Balance at June 30, 2018	105	$1	$1,714	$(520)	(15)	$(225)	$(220)	$750

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2019	2018

Operating activities
Net income	$42	$40
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	11	12
Amortization of intangibles	22	22
Equity-based compensation expense	7	7
Deferred income tax benefit	(2)	(4)
Amortization of debt issuance costs	1	1
Write off of debt issuance costs	-	1
(Decrease) increase in LIFO reserve	(1)	22
Other	3	-
Changes in operating assets and liabilities:
Accounts receivable	(47)	(157)
Inventories	-	(201)
Other current assets	1	10
Accounts payable	2	116
Accrued expenses and other current liabilities	(31)	(8)
Net cash provided by (used in) operations	8	(139)

Investing activities
Purchases of property, plant and equipment	(6)	(9)
Proceeds from the disposition of property, plant and equipment	1	-
Other investing activities	1	-
Net cash used in investing activities	(4)	(9)

Financing activities
Payments on revolving credit facilities	(513)	(475)
Proceeds from revolving credit facilities	569	659
Payments on long-term obligations	(2)	(2)
Debt issuance costs paid	-	(1)
Purchase of common stock	(50)	(50)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(6)	(5)
Proceeds from exercise of stock options	-	21
Other	1	(1)
Net cash (used in) provided by financing activities	(13)	134

Decrease in cash	(9)	(14)
Effect of foreign exchange rate on cash	1	(3)
Cash -- beginning of period	43	48
Cash -- end of period	$35	$31

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$18
Cash paid for income taxes	$17	$22
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related infrastructure products and services across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2019. We have derived our condensed consolidated balance sheet as of December 31, 2018 from the audited consolidated financial statements for the year ended December 31, 2018. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 which clarifies guidance in ASU 2016-13. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of June 30, 2019 and December 31, 2018, was $33 million and $38 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2019 and December 31, 2018 was $4 million and $6 million, respectively. During the three and six months ended June 30, 2019, we recognized $1 million and $6 million, respectively, of revenue that was deferred as of December 31, 2018. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

On January 29, 2019, our customer, PG&E Corporation, a large public utility company in California, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, our accounts receivable for PG&E totaled $16 million. As of June 30, 2019, pre-petition accounts receivable for PG&E totaled $7 million. During the six months ended June 30, 2019, we recognized a charge of $1 million to reserve for accounts receivable we do not expect to collect.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2019:
Upstream	$188	$41	$55	$284
Midstream	405	12	4	421
Downstream	213	5	61	279
	$806	$58	$120	$984
2018:
Upstream	$189	$64	$54	$307
Midstream	454	8	10	472
Downstream	235	8	60	303
	$878	$80	$124	$1,082

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2019:
Upstream	$394	$87	$115	$596
Midstream	742	28	12	782
Downstream	449	11	116	576
	$1,585	$126	$243	$1,954
2018:
Upstream	$367	$121	$121	$609
Midstream	847	22	13	882
Downstream	470	15	116	601
	$1,684	$158	$250	$2,092

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2019	2018
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$385	$366
Carbon steel pipe, fittings and flanges	323	346
All other products	285	282
	993	994
Less: Excess of average cost over LIFO cost (LIFO reserve)	(156)	(157)
Less: Other inventory reserves	(39)	(40)
	$798	$797

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

NOTE 4 – LEASES

We lease certain distribution centers, warehouses, office space, land and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed and projected based on the total lease obligation ratably over the life of the lease. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

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

Expense associated with our operating leases was $11 million and $21 million for the three and six months ended June 30, 2019, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million and $21 million for the three and six months ended June 30, 2019, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2019	$22
2020	38
2021	32
2022	24
2023	19
After 2023	191
Total lease payments	326
Less: Interest	(125)
Present value of lease liabilities	$201

Amounts maturing after 2023 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

June 30,
Operating Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2019	2018
Senior Secured Term Loan B, net of discount and issuance costs of $2 and $3, respectively	$392	$393
Global ABL Facility	346	291
	738	684
Less: Current portion	(4)	(4)
	$734	$680

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

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. Excess Availability, as defined under our Global ABL Facility, was $385 million as of June 30, 2019.

Interest on Borrowings: The interest rates on our borrowings outstanding at June 30, 2019 and December 31, 2018, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	June 30,	December 31,
	2019	2018
Senior Secured Term Loan B	5.71%	5.76%
Global ABL Facility	3.95%	3.95%
Weighted average interest rate	4.89%	4.99%

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after June 10, 2020, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. On or after June 10, 2022, the Company will have the option to redeem, in whole but not in part, all of the outstanding shares of Preferred Stock at par value. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after December 2019 if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

In October 2018, the Company’s board of directors authorized another share repurchase program for common stock of up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. As of June 30, 2019, we had $25 million remaining under the October 2018 authorization.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Number of shares acquired on the open market	1,372,084	1,144,379	3,130,621	2,871,204
Average price per share	$18.24	$17.39	$15.99	$17.39
Total cost of acquired shares (in millions)	$25	$20	$50	$50

Since 2015, under all programs, we have acquired 22,478,460 shares at an average price per share of $15.58 for a total cost of $350 million. As of June 30, 2019, we had 83,140,580 shares of common stock outstanding.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2019, 242,290 performance share unit awards, 582,358 shares of restricted stock units and 74,055 restricted stock shares have been granted to employees. To date, since the plan’s inception in 2011, before consideration of forfeitures, 7,581,117 shares have been granted to management, members of our board of directors and key employees under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2019	2018
Foreign currency translation adjustments	$(224)	$(229)
Hedge accounting adjustments	(8)	(2)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(233)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net income	$24	$22	$42	$40
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income attributable to common stockholders	$18	$16	$30	$28

Weighted average basic shares outstanding	83.2	90.1	83.8	90.7
Effect of dilutive securities	0.7	1.5	0.9	2.0
Weighted average diluted shares outstanding	83.9	91.6	84.7	92.7

Net income per share:
Basic	$0.22	$0.18	$0.36	$0.31
Diluted	$0.21	$0.17	$0.35	$0.30

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2019 and 2018 all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2019, we had approximately 2.6 million anti-dilutive stock options. For the three and six months ended June 30, 2018, we had approximately 3.2 million and 3.5 million anti-dilutive stock options, respectively. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and six months ended June 30, 2019 and 2018.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Sales
U.S.	$806	$878	$1,585	$1,684
Canada	58	80	126	158
International	120	124	243	250
Consolidated sales	$984	$1,082	$1,954	$2,092

Operating income
U.S.	$39	$37	$71	$65
Canada	-	2	-	4
International	2	2	5	3
Total operating income	41	41	76	72

Interest expense	(10)	(10)	(21)	(18)
Other, net	1	(1)	1	1
Income before income taxes	$32	$30	$56	$55

			June 30,	December 31,
			2019	2018
Total assets
U.S.			$2,282	$2,088
Canada			95	124
International			252	222
Total assets			$2,629	$2,434

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2019	2018	2019	2018
Line pipe	$161	$212	$315	$370
Carbon steel fittings and flanges	158	178	311	349
Total carbon steel pipe, fittings and flanges	319	390	626	719
Valves, automation, measurement and instrumentation	380	375	763	753
Gas products	145	147	278	271
Stainless steel and alloy pipe and fittings	42	49	92	102
General oilfield products	98	121	195	247
	$984	$1,082	$1,954	$2,092

NOTE 9 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which the Company will receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero.

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $10 million and $3 million as of June 30, 2019 and December 31, 2018, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $19 million and $22 million at June 30, 2019 and December 31, 2018, respectively. The fair value of our foreign exchange contracts was not material as of June 30, 2019 and December 31, 2018.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $738 million and $684 million at June 30, 2019 and December 31, 2018, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $739 million and $675 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2019, we are named a defendant in approximately 575 lawsuits involving approximately 1,151 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the largest distributor of pipe, valves, and fittings (“PVF”) and related infrastructure products and services to the energy industry based on sales. Through approximately 300 service locations worldwide, over 3,500 employees and with nearly 100 years of history, we provide innovative supply chain solutions and technical product expertise to customers globally across diversified end-markets including the upstream, midstream (including gas utilities) and downstream (including industrials). We manage a complex network of over 200,000 SKUs and 11,000 suppliers simplifying the supply chain for our customers. With a focus on technical products, value-added services, a global network of valve and engineering centers and an unmatched quality assurance program, MRC Global is the trusted PVF expert. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

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

Recent Trends and Outlook

During the first six months of 2019, the average oil price of West Texas Intermediate (“WTI”) decreased to $57.39 per barrel from $65.55 per barrel in the first six months of 2018. Natural gas prices decreased to an average price of $2.74/MMBtu (Henry Hub) for the first six months of 2019 compared to $2.96/MMBtu (Henry Hub) for the first six months of 2018. North American drilling rig activity decreased 4% in the first six months of 2019 as compared to the first six months of 2018. U.S. well completions were up 13% in the first six months of 2019 compared to the same period in 2018.

In the past two years, we experienced customer spending increases, including consecutive years of double-digit growth in North America combined with more modest growth internationally. A number of favorable influences have directly impacted each of our business sectors. Healthy commodity prices and increased well completion activity benefited our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continue to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins. Our domestic downstream sector has benefited from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. Many downstream companies are adding investments to expand capacity, especially along the U.S. Gulf Coast. These factors, combined with the completion of some major upstream, midstream and downstream projects, drove revenue growth of 37% over that two year timeframe of 2017 and 2018.

In recent global spending surveys for 2019, there has been a notable shift in the outlook which now reflects a contraction in spending within North America offset by accelerating growth in International. Announced spending plans indicate a 5%-10% decrease in spending in the U.S. instead of a 10% increase in spending as originally forecasted. During the first half of 2019, oil prices have moderated around the $55-$60 level, but the majority of U.S. customers have not announced any intentions to increase 2019 E&P capex spending. In addition, low natural gas prices, which are currently below $2.25/MMBtu (Henry Hub) are also contributing to lower spending expectations. Given the uncertainty around oil prices, low natural gas prices, a renewed focus on capital discipline by E&P operators, and the fact that our level of major project activity is expected to be down significantly compared to 2018, we expect revenue in 2019 will be lower than 2018.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon steel products, including pipe, fittings and flanges. Certain countries were initially exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs was implemented. In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute. Subsequent to July, Section 301 tariffs ranging from 10% to 25% were applied to additional tranches of products. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. In 2018, we experienced higher revenue due to these customer contract provisions and higher cost of sales for the products that we sold. To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

The United Kingdom’s exit from the European Union (“EU”) continues to be uncertain. Without an agreement reached with the EU to set forth the terms and impacts of an exit that is approved by the U.K. parliament, uncertainty of the impacts of the departure exists. The current deadline established for such an agreement by the EU is October 31, 2019. In a scenario where an agreement is not reached, the U.K. could become a third country in EU law, which could create disruptions for businesses in the EU member states as well as the U.K. It is unknown at this time how a deal, or no-deal, would impact our business, including any commodity pricing, transfer pricing, and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In 2019, 2.4% of our revenue has been derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2019	2018	2018
U.S.	$351	$426	$530
Canada	39	35	54
International	188	177	244
	$578	$638	$828

Approximately 3%, 7%, and 10% of our June 30, 2019, December 31, 2018 and June 30, 2018 ending backlog, respectively, was associated with two customers in our U.S. segment. In addition, approximately 2%, 5%, and 13% of our ending backlog for June 30, 2019, December 31, 2018 and June 30, 2018, respectively, was associated with one customer in our International segment. In each case, these are related to significant customer projects that were substantially completed in 2018. Excluding these projects, our backlog as of June 30, 2019 had declined 2% and 14% from December 31, 2018 and June 30, 2018, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Average Rig Count (1):
United States	989	1,039	1,016	1,003
Canada	82	108	132	188
Total North America	1,071	1,147	1,148	1,191
International	1,109	968	1,069	969
Total	2,180	2,115	2,217	2,160

Average Commodity Prices (2):
WTI crude oil (per barrel)	$59.88	$68.07	$57.39	$65.55
Brent crude oil (per barrel)	$69.04	$74.53	$66.07	$70.67
Natural gas ($/MMBtu)	$2.57	$2.85	$2.74	$2.96

Average Monthly U.S. Well Permits (3)	4,887	4,709	5,363	4,656
U.S. Wells Completed (2)	4,170	3,812	8,110	7,202
3:2:1 Crack Spread (4)	$21.73	$21.06	$19.39	$19.38
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source- Bloomberg

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The breakdown of our sales by sector for the three months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended
	June 30, 2019		June 30, 2018
Upstream	$284	29%	$307	28%
Midstream	421	43%	472	44%
Downstream	279	28%	303	28%
	$984	100%	$1,082	100%

For the three months ended June 30, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
Sales:
U.S.	$806	$878	$(72)	(8%)
Canada	58	80	(22)	(28%)
International	120	124	(4)	(3%)
Consolidated	$984	$1,082	$(98)	(9%)

Operating income:
U.S.	$39	$37	$2	5%
Canada	-	2	(2)	N/M
International	2	2	-	0%
Consolidated	41	41	-	0%

Interest expense	(10)	(10)	-	0%
Other, net	1	(1)	2	N/M
Income tax expense	(8)	(8)	-	0%
Net income	24	22	2	9%
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$18	$16	$2	13%

Gross profit	$174	$177	$(3)	(2%)
Adjusted Gross Profit (1)	$190	$209	$(19)	(9%)
Adjusted EBITDA (1)	$60	$78	$(18)	(23%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.    Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $984 million for the three months ended June 30, 2019 as compared to $1,082 million for the three months ended June 30, 2018, a decrease of $98 million, or 9%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $9 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $806 million for the three months ended June 30, 2019 from $878 million for the three months ended June 30, 2018. This $72 million, or 8%, decrease reflected a $1 million decrease in the upstream sector, a $49 million decrease in the midstream sector and a $22 million decrease in the downstream sector. The decrease in the midstream sector is related to the 2018 completion of a project with one of our transmission and gathering customers resulting in a $49 million decline in sales, partially offset by an increase in the gas utilities business. In the downstream sector, the winding down of a project with one of our chemical customers resulted in an $18 million decrease in sales.

Canada Segment—Our Canada sales decreased to $58 million for the three months ended June 30, 2019 from $80 million for the three months ended June 30, 2018, a decrease of $22 million, or 28%. The decline is primarily in the upstream sector where the rig count has declined as a result of low Canadian oil prices and production limitations imposed by the government of Alberta. In addition, Canadian sales were unfavorably impacted by $2 million, or 3%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $120 million for the three months ended June 30, 2019 from $124 million for the same period in 2018. The $4 million, or 3%, decrease is attributable to the concluding of a long-running project in Kazakhstan as well as weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $7 million, or 6%. Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $12 million, or 10%, due to improving conditions in our international markets, particularly in Norway and the U.K. where offshore E&P spending has increased in 2019.

Gross Profit.    Our gross profit was $174 million (17.7% of sales) for the three months ended June 30, 2019 as compared to $177 million (16.4% of sales) for the three months ended June 30, 2018. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $1 million for the second quarter of 2019 compared to increasing cost of sales by $15 million in the second quarter of 2018. Excluding the impact of LIFO, gross profit percentage declined by 10 basis points.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $190 million (19.3% of sales) for the three months ended June 30, 2019 from $209 million (19.3% of sales) for the three months ended June 30, 2018, a decrease of $19 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2019	of Revenue	2018	of Revenue*
Gross profit, as reported	$174	17.7%	$177	16.4%
Depreciation and amortization	6	0.6%	6	0.6%
Amortization of intangibles	11	1.1%	11	1.0%
(Decrease) increase in LIFO reserve	(1)	(0.1%)	15	1.4%
Adjusted Gross Profit	$190	19.3%	$209	19.3%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.  Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $133 million for the three months ended June 30, 2019 as compared to $136 million for the three months ended June 30, 2018. The $3 million decrease in SG&A is driven by lower employee-related costs, including incentive and benefits, resulting from the decline in business activity. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $2 million.

Operating Income. Operating income was $41 million for the three months ended June 30, 2019 and 2018.

U.S. Segment—Operating income for our U.S. segment was $39 million for the three months ended June 30, 2019 compared to $37 million for the three months ended June 30, 2018. The $2 million improvement came in spite of lower revenues as gross profit percent improved and SG&A expense was lower.

Canada Segment—Operating income for our Canada segment was $0 million and $2 million for the three months ended June 30, 2019 and 2018, respectively. The $2 million decrease is primarily attributable to the decline in sales offset by reductions in SG&A.

International Segment—Operating income for our international segment was $2 million for the three months ended June 30, 2019 and 2018.

Interest Expense. Our interest expense was $10 million for the three months ended June 30, 2019 and 2018.

Other, net. Our other income was $1 million for the three months ended June 30, 2019 as compared to other expense of $1 million for the three months ended June 30, 2018. Other expense for the three months ended June 30, 2018 included a $1 million charge for the write off of debt issuance costs associated with the repricing of the Term Loan.

Income Tax Expense. Our income tax expense was $8 million for the three months ended June 30, 2019 and 2018. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 25% and 27% for the three months ended June 30, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $24 million for the three months ended June 30, 2019 as compared to $22 million for the three months ended June 30, 2018.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $60 million (6.1% of sales) for the three months ended June 30, 2019 as compared to $78 million (7.2% of sales) for the three months ended June 30, 2018.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2019	2018
Net income	$24	$22
Income tax expense	8	8
Interest expense	10	10
Depreciation and amortization	6	6
Amortization of intangibles	11	11
(Decrease) increase in LIFO reserve	(1)	15
Change in fair value of derivative instruments	-	1
Equity-based compensation expense	3	3
Write off of debt issuance costs	-	1
Foreign currency (gains) losses	(1)	1
Adjusted EBITDA	$60	$78

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The breakdown of our sales by sector for the six months ended June 30, 2019 and 2018 was as follows (in millions):

	Six Months Ended
	June 30, 2019		June 30, 2018
Upstream	$596	31%	$609	29%
Midstream	782	40%	882	42%
Downstream	576	29%	601	29%
	$1,954	100%	$2,092	100%

For the six months ended June 30, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
Sales:
U.S.	$1,585	$1,684	$(99)	(6%)
Canada	126	158	(32)	(20%)
International	243	250	(7)	(3%)
Consolidated	$1,954	$2,092	$(138)	(7%)

Operating income:
U.S.	$71	$65	$6	9%
Canada	-	4	(4)	N/M
International	5	3	2	67%
Consolidated	76	72	4	6%

Interest expense	(21)	(18)	(3)	17%
Other, net	1	1	-	0%
Income tax expense	(14)	(15)	1	(7%)
Net income	42	40	2	5%
Series A preferred stock dividends	12	12	-	0%
Net income attributable to common stockholders	$30	$28	$2	7%

Gross profit	$348	$346	$2	1%
Adjusted Gross Profit (1)	$380	$402	$(22)	(5%)
Adjusted EBITDA (1)	$116	$137	$(21)	(15%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales.     Our sales were $1,954 million for the six months ended June 30, 2019 as compared to $2,092 million for the six months ended June 30, 2018, a decrease of $138 million, or 7%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $22 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $1,585 million for the six months ended June 30, 2019 from $1,684 million for the six months ended June 30, 2018. This $99 million, or 6%, decrease reflected a $27 million increase in the upstream sector, a $105 million decrease in the midstream sector and a $21 million decrease in the downstream sector. The 7% increase in the upstream sector is related to the 13% increase in well completions, particularly in the Permian region. The decrease in the midstream sector is related to the 2018 completion of a project with one of our transmission and gathering customers resulting in a $100 million decline in sales, partially offset by an increase in the gas utilities business. In the downstream sector, the winding down of a project with one of our chemical customers resulted in a $27 million decrease in sales.

Canada Segment—Our Canada sales decreased to $126 million for the six months ended June 30, 2019 from $158 million for the six months ended June 30, 2018, a decrease of $32 million, or 20%. The decline is primarily in the upstream sector where the rig count has declined as a result of low Canadian oil prices and production limitations imposed by the government of Alberta. Canadian sales were unfavorably impacted by $6 million, or 4%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $243 million for the six months ended June 30, 2019 from $250 million for the same period in 2018. The $7 million, or 3%, decrease is attributable to the concluding of a long-running project in Kazakhstan as well as the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $16 million, or 6%. Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $29 million, or 12%, due to improving conditions in our international markets, particularly in Norway and the U.K. where offshore E&P spending has increased in 2019.

Gross Profit.    Our gross profit was $348 million (17.8% of sales) for the six months ended June 30, 2019 as compared to $346 million (16.5% of sales) for the six months ended June 30, 2018. As compared to averaged cost, our LIFO inventory costing methodology reduced cost of sales by $1 million for the first six months of 2019 compared to increasing cost of sales by $22 million in the first six months of 2018. Excluding the impact of LIFO, gross profit percentage improved by 20 basis points.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $380 million (19.4% of sales) for the six months ended June 30, 2019 from $402 million (19.2% of sales) for the six months ended June 30, 2018, a decrease of $22 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2019	of Revenue	2018	of Revenue*
Gross profit, as reported	$348	17.8%	$346	16.5%
Depreciation and amortization	11	0.6%	12	0.6%
Amortization of intangibles	22	1.1%	22	1.1%
(Decrease) increase in LIFO reserve	(1)	(0.1%)	22	1.1%
Adjusted Gross Profit	$380	19.4%	$402	19.2%

*Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $272 million for the six months ended June 30, 2019 as compared to $274 million for the six months ended June 30, 2018. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $4 million.

Operating Income. Operating income was $76 million for the six months ended June 30, 2019 as compared to $72 million for the six months ended June 30, 2018, an improvement of $4 million.

U.S. Segment—Operating income for our U.S. segment was $71 million for the six months ended June 30, 2019 compared to $65 million for the six months ended June 30, 2018. The $6 million improvement came in spite of lower revenues as gross profit percent improved and SG&A expense was lower.

Canada Segment—Operating income for our Canada segment was $0 million and $4 million for the six months ended June 30, 2019 and 2018, respectively. The $4 million decrease is primarily attributable to the decline in sales offset by reductions in SG&A expenses.

International Segment—Operating income for our international segment was $5 million for the six months ended June 30, 2019 as compared to $3 million for the six months ended June 30, 2018. The $2 million improvement in operating income was primarily attributable to cost reductions that occurred in the fourth quarter of 2018.

Interest Expense. Our interest expense was $21 million and $18 million for the six months ended June 30, 2019 and 2018, respectively. The increase in interest expense was attributable to higher average debt levels and higher interest rates during the first half of 2019 as compared to the first half of 2018.

Other, net. Our other income was $1 million for the six months ended June 30, 2019 and 2018.

Income Tax Expense. Our income tax expense was $14 million for the six months ended June 30, 2019 as compared to $15 million for the six months ended June 30, 2018. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 25% and 27% for the six months ended June 30, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Income. Our net income was $42 million for the six months ended June 30, 2019 as compared to $40 million for the six months ended June 30, 2018

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $116 million (5.9% of sales) for the six months ended June 30, 2019 as compared to $137 million (6.5% of sales) for the six months ended June 30, 2018.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2019	2018
Net income	$42	$40
Income tax expense	14	15
Interest expense	21	18
Depreciation and amortization	11	12
Amortization of intangibles	22	22
(Decrease) increase in LIFO reserve	(1)	22
Change in fair value of derivative instruments	-	(1)
Equity-based compensation expense	7	7
Write off of debt issuance costs	-	1
Foreign currency losses	-	1
Adjusted EBITDA	$116	$137

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. At June 30, 2019, our total liquidity, consisting of cash on hand and borrowings availability under our Global ABL Facility, was $420 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of June 30, 2019 and December 31, 2018, we had cash of $35 million and $43 million, respectively, of which $27 million and $41 million, respectively, was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During the first six months of 2019, we repatriated $21 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of June 30, 2019, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $392 million. The Global ABL Facility matures in September 2022. The Global

ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of June 30, 2019, we had $346 million of borrowings outstanding and $385 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2019. The 2019 implementation of the new lease accounting standard did not impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our previous method of accounting for leases for debt compliance purposes. In addition, our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

We believe our sources of liquidity will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. However, our future cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We may, from time to time, seek to raise additional debt or equity financing or re-price or refinance existing debt in the public or private markets, based on market conditions. Any such capital markets activities would be subject to market conditions, reaching final agreement with lenders or investors, and other factors, and there can be no assurance that we would successfully consummate any such transactions.

In October 2018, our board of directors authorized a share repurchase program for our common stock up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first half of 2019, we purchased 3,130,621 shares at a total cost of $50 million. As of July 26, 2019, we had $25 million remaining under the October 2018 authorization.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2019	2018
Net cash provided by (used in) :
Operating activities	$8	$(139)
Investing activities	(4)	(9)
Financing activities	(13)	134
Net decrease in cash and cash equivalents	$(9)	$(14)

Operating Activities

Net cash provided by operating activities was $8 million during the six months ended June 30, 2019 compared to a use of cash of $139 million during the six months ended June 30, 2018. The decrease in cash used in operations was primarily the result of lower working capital requirements due to declining sales in the first half of 2019 as compared to the first half of 2018. Growth in working capital used cash of $75 million in the first six months of 2019 compared to $240 million in the first six months of 2018. In particular, growth in accounts receivable utilized $47 million of cash in the first six months of 2019 compared to the first six months 2018 when accounts receivable utilized cash of $157 million. In addition, because of the decline in sales, we have reduced inventory to a level comparable to the end of 2018 resulting in no net cash being utilized for inventory in the first six months of 2019 as compared to $201 million in the same period of 2018 as sales were increasing. These reductions in the use of cash were offset by only $2 million generated from an increase in accounts payable in 2019 as compared to $116 million in 2018, which was attributable to a more significant increase in accounts payable when purchasing levels were higher in 2018.

Investing Activities

Net cash used in investing activities was $4 million for the six months ended June 30, 2019 compared to $9 million for the six months ended June 30, 2018, consisting primarily of capital expenditures in each case.

Financing Activities

Net cash used in financing activities was $13 million for the six months ended June 30, 2019 compared to cash provided of $134 million for the six months ended June 30, 2018. In the first six months of 2019 and 2018, we had net borrowings under revolving credit facilities of $56 million and $184 million, respectively, and used $50 million, in each period, to fund purchases of our common stock. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Note 10 - Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2019 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	1,374,195	$18.24	1,372,084	$24,845,235
May 1 - May 31	-	$-	-	$24,845,235
Jun 1 - Jun 30	-	$-	-	$24,845,235
	1,374,195

(1) We purchased 2,111 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and 2018, (iv) the Condensed Statements of Stockholders’ Equity for the six month periods ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2019

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer