Form 10-Q
period 2019-09-30
MRC GLOBAL INC.
filed 2019-11-01
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 82,187,833 shares of the registrant’s common stock (excluding 74,055 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 25, 2019.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash	$25	$43
Accounts receivable, net	586	587
Inventories, net	742	797
Other current assets	37	38
Total current assets	1,390	1,465

Long-term assets:
Operating lease assets	186	-
Property, plant and equipment, net	140	140
Other assets	21	23

Intangible assets:
Goodwill, net	482	484
Other intangible assets, net	288	322
	$2,507	$2,434

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$431	$435
Accrued expenses and other current liabilities	93	130
Operating lease liabilities	34	-
Current portion of long-term debt	4	4
Total current liabilities	562	569

Long-term liabilities:
Long-term debt, net	623	680
Operating lease liabilities	168	-
Deferred income taxes	91	98
Other liabilities	37	40

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
105,623,390 and 104,953,693 issued, respectively	1	1
Additional paid-in capital	1,727	1,721
Retained deficit	(453)	(498)
Less: Treasury stock at cost: 23,436,329 and 19,347,839 shares, respectively	(363)	(300)
Accumulated other comprehensive loss	(241)	(232)
	671	692
	$2,507	$2,434
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Sales	$942	$1,071	$2,896	$3,163
Cost of sales	768	899	2,374	2,645
Gross profit	174	172	522	518
Selling, general and administrative expenses	137	140	409	414
Operating income	37	32	113	104
Other (expense) income:
Interest expense	(10)	(10)	(31)	(28)
Write off of debt issuance costs	-	-	-	(1)
Other, net	2	2	3	4

Income before income taxes	29	24	85	79
Income tax expense	8	-	22	15
Net income	21	24	63	64
Series A preferred stock dividends	6	6	18	18
Net income attributable to common stockholders	$15	$18	$45	$46

Basic income per common share	$0.18	$0.20	$0.54	$0.51
Diluted income per common share	$0.18	$0.20	$0.53	$0.50
Weighted-average common shares, basic	82.7	90.3	83.4	90.6
Weighted-average common shares, diluted	83.4	91.7	84.2	92.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net income	$21	$24	$63	$64

Other comprehensive (loss) income
Foreign currency translation adjustments	(8)	-	(3)	(10)
Hedge accounting adjustments, net of tax	-	2	(6)	2
Total other comprehensive (loss) income, net of tax	(8)	2	(9)	(8)
Comprehensive income	$13	$26	$54	$56

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended September 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	3	3
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(25)	-	(25)
Balance at March 31, 2019	105	$1	$1,719	$(486)	(21)	$(325)	$(231)	$678
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	(4)	(4)
Equity-based compensation expense	1	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(25)	-	(25)
Balance at June 30, 2019	106	$1	$1,722	$(468)	(22)	$(350)	$(233)	$672
Net income	-	-	-	21	-	-	-	21
Foreign currency translation	-	-	-	-	-	-	(8)	(8)
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(13)	-	(13)
Balance at September 30, 2019	106	$1	$1,727	$(453)	(23)	$(363)	$(241)	$671

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended September 30, 2018
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2017	103	$1	$1,691	$(548)	(12)	$(175)	$(210)	$759
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Exercise of stock options	1	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(30)	-	(30)
Balance at March 31, 2018	104	$1	$1,695	$(536)	(13)	$(205)	$(212)	$743
Net income	-	-	-	22	-	-	-	22
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Exercise of stock options	1	-	16	-	-	-	-	16
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(20)	-	(20)
Balance at June 30, 2018	105	$1	$1,714	$(520)	(15)	$(225)	$(220)	$750
Net income	-	-	-	24	-	-	-	24
Hedge accounting adjustments	-	-	-	-	-	-	2	2
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2018	105	$1	$1,718	$(502)	(15)	$(225)	$(218)	$774

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2019	2018

Operating activities
Net income	$63	$64
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	16	17
Amortization of intangibles	33	34
Equity-based compensation expense	12	11
Deferred income tax benefit	(5)	(7)
Amortization of debt issuance costs	1	1
Write off of debt issuance costs	-	1
(Decrease) increase in LIFO reserve	(3)	48
Other	3	2
Changes in operating assets and liabilities:
Accounts receivable	(4)	(156)
Inventories	56	(206)
Other current assets	-	3
Accounts payable	(3)	58
Accrued expenses and other current liabilities	(35)	(16)
Net cash provided by (used in) operations	134	(146)

Investing activities
Purchases of property, plant and equipment	(12)	(15)
Proceeds from the disposition of property, plant and equipment	1	6
Other investing activities	1	-
Net cash used in investing activities	(10)	(9)

Financing activities
Payments on revolving credit facilities	(786)	(808)
Proceeds from revolving credit facilities	733	1,004
Payments on long-term obligations	(3)	(3)
Debt issuance costs paid	-	(1)
Purchase of common stock	(63)	(50)
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(6)	(5)
Proceeds from exercise of stock options	-	21
Other	1	(1)
Net cash (used in) provided by financing activities	(142)	139

Decrease in cash	(18)	(16)
Effect of foreign exchange rate on cash	-	(3)
Cash -- beginning of period	43	48
Cash -- end of period	$25	$29

Supplemental disclosures of cash flow information:
Cash paid for interest	$30	$27
Cash paid for income taxes	$27	$34
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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2019. We have derived our condensed consolidated balance sheet as of December 31, 2018 from the audited consolidated financial statements for the year ended December 31, 2018. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of September 30, 2019 and December 31, 2018, was $24 million and $38 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at September 30, 2019 and December 31, 2018 was $3 million and $6 million, respectively. During the three and nine months ended September 30, 2019, we recognized $0 million and $6 million, respectively, of revenue that was deferred as of December 31, 2018. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

On January 29, 2019, our customer, PG&E Corporation, a large public utility company in California, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. At the time of the filing, our accounts receivable for PG&E totaled $16 million. As of September 30, 2019, pre-petition accounts receivable for PG&E totaled $7 million. During the nine months ended September 30, 2019, we recognized a charge of $1 million to reserve for accounts receivable we do not expect to collect.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2019:
Upstream	$189	$43	$55	$287
Midstream	356	7	7	370
Downstream	218	7	60	285
	$763	$57	$122	$942
2018:
Upstream	$213	$59	$66	$338
Midstream	406	11	5	422
Downstream	240	8	63	311
	$859	$78	$134	$1,071

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2019:
Upstream	$583	$130	$170	$883
Midstream	1,098	35	19	1,152
Downstream	667	18	176	861
	$2,348	$183	$365	$2,896
2018:
Upstream	$580	$180	$187	$947
Midstream	1,253	33	18	1,304
Downstream	710	23	179	912
	$2,543	$236	$384	$3,163

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2019	2018
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$361	$366
Carbon steel pipe, fittings and flanges	292	346
All other products	280	282
	933	994
Less: Excess of average cost over LIFO cost (LIFO reserve)	(154)	(157)
Less: Other inventory reserves	(37)	(40)
	$742	$797

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory determination.

NOTE 4 – LEASES

We lease certain distribution centers, warehouses, office space, land and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed based on the total lease obligation ratably over the life of the lease. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

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

Expense associated with our operating leases was $10 million and $31 million for the three and nine months ended September 30, 2019, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million and $34 million for the three and nine months ended September 30, 2019, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2019	$11
2020	38
2021	33
2022	25
2023	20
After 2023	208
Total lease payments	335
Less: Interest	(133)
Present value of lease liabilities	$202

Amounts maturing after 2023 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

September 30,
Operating Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2019	2018
Senior Secured Term Loan B, net of discount and issuance costs of $2 and $3, respectively	$391	$393
Global ABL Facility	236	291
	627	684
Less: Current portion	(4)	(4)
	$623	$680

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. We are required to repay the Term Loan with certain asset sales and insurance proceeds, certain debt proceeds and 50% of excess cash flow, as defined in the Term Loan (reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00 and 0% if our first lien leverage ratio is no more than 2.50 to 1.00). In addition, the Term Loan contains a number of customary restrictive covenants.

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

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Excess Availability, as defined under our Global ABL Facility, was $477 million as of September 30, 2019.

Interest on Borrowings: The interest rates on our borrowings outstanding at September 30, 2019 and December 31, 2018, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	September 30,	December 31,
	2019	2018
Senior Secured Term Loan B	5.58%	5.76%
Global ABL Facility	3.60%	3.95%
Weighted average interest rate	4.83%	4.99%

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after June 10, 2020, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. On or after June 10, 2022, the Company will have the option to redeem, in whole but not in part, all of the outstanding shares of Preferred Stock at par value. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock on or after December 10, 2019 if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

In October 2018, the Company’s board of directors authorized another share repurchase program for common stock of up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. As of September 30, 2019, we had $12 million remaining under the October 2018 authorization.

Summary of share repurchase activity under the repurchase program:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Number of shares acquired on the open market	957,869	-	4,088,490	2,871,204
Average price per share	$13.59	$-	$15.43	$17.39
Total cost of acquired shares (in millions)	$13	$-	$63	$50

Since 2015, under all programs, we have acquired 23,436,329 shares at an average price per share of $15.49 for a total cost of $363 million. As of September 30, 2019, we had 82,187,061 shares of common stock outstanding.

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective stock option, restricted stock award, restricted stock unit and performance share unit award agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2019, 242,290 performance share unit awards, 597,358 shares of restricted stock units and 74,055 restricted stock shares have been granted to employees. To date, since the plan’s inception in 2011, before consideration of forfeitures, 7,596,117 shares have been granted to management, members of our board of directors and key employees under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2019	2018
Foreign currency translation adjustments	$(232)	$(229)
Hedge accounting adjustments	(8)	(2)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(241)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net income	$21	$24	$63	$64
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net income attributable to common stockholders	$15	$18	$45	$46

Weighted average basic shares outstanding	82.7	90.3	83.4	90.6
Effect of dilutive securities	0.7	1.4	0.8	1.8
Weighted average diluted shares outstanding	83.4	91.7	84.2	92.4

Net income per share:
Basic	$0.18	$0.20	$0.54	$0.51
Diluted	$0.18	$0.20	$0.53	$0.50

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2019 and 2018, all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2019, we had approximately 2.5 million anti-dilutive stock options. For the three and nine months ended September 30, 2018, we had approximately 2.9 million and 3.3 million anti-dilutive stock options, respectively. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2019 and 2018.

NOTE 8 – SEGMENT INFORMATION

In 2019, as a result of changes in our management structure, we combined our U.S. Eastern Region and Gulf Coast and our U.S. Western region into a single operating segment. Previously, these separate operating segments were combined for reporting purposes as a result of their economic similarity. Following this change, our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining and petrochemical and chemical processing and general industrials) sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Sales
U.S.	$763	$859	$2,348	$2,543
Canada	57	78	183	236
International	122	134	365	384
Consolidated sales	$942	$1,071	$2,896	$3,163

Operating income
U.S.	$31	$28	$102	$93
Canada	1	4	1	8
International	5	-	10	3
Total operating income	37	32	113	104

Interest expense	(10)	(10)	(31)	(28)
Other, net	2	2	3	3
Income before income taxes	$29	$24	$85	$79

			September 30,	December 31,
			2019	2018
Total assets
U.S.			$2,170	$2,088
Canada			96	124
International			241	222
Total assets			$2,507	$2,434

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2019	2018	2019	2018
Line pipe	$153	$186	$468	$556
Carbon steel fittings and flanges	145	182	456	531
Total carbon steel pipe, fittings and flanges	298	368	924	1,087
Valves, automation, measurement and instrumentation	362	393	1,125	1,146
Gas products	147	154	425	425
Stainless steel and alloy pipe and fittings	43	48	135	150
General oilfield products	92	108	287	355
	$942	$1,071	$2,896	$3,163

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $11 million and $3 million as of September 30, 2019 and December 31, 2018, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $17 million and $22 million at September 30, 2019 and December 31, 2018, respectively. The fair value of our foreign exchange contracts was not material as of September 30, 2019 and December 31, 2018.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $627 million and $684 million at September 30, 2019 and December 31, 2018, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $631 million and $675 million at September 30, 2019 and December 31, 2018 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2019, we are named a defendant in approximately 594 lawsuits involving approximately 1,170 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the largest distributor of pipe, valves, and fittings (“PVF”) and related infrastructure products and services to the energy industry based on sales. Through over 260 service locations worldwide, approximately 3,350 employees and with nearly 100 years of history, we provide innovative supply chain solutions and technical product expertise to customers globally across diversified end-markets including the upstream, midstream (including gas utilities) and downstream (including industrials). We manage a complex network of over 200,000 SKUs and 11,000 suppliers simplifying the supply chain for our customers. With a focus on technical products, value-added services, a global network of valve and engineering centers and an unmatched quality assurance program, MRC Global is the trusted PVF expert. We are diversified by geography, the industry sectors we serve and the products we sell. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

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

Recent Trends and Outlook

During the first nine months of 2019, the average oil price of West Texas Intermediate (“WTI”) decreased to $57.04 per barrel from $66.93 per barrel in the first nine months of 2018. Natural gas prices decreased to an average price of $2.62/MMBtu (Henry Hub) for the first nine months of 2019 compared to $2.95/MMBtu (Henry Hub) for the first nine months of 2018. North American drilling rig activity decreased 8% in the first nine months of 2019 as compared to the first nine months of 2018. U.S. well completions were up 10% in the first nine months of 2019 compared to the same period in 2018. Our U.S. upstream revenue has increased 1% in the first nine months of 2019 compared to the first nine months of 2018.

In 2017 and 2018, we experienced customer spending increases, including consecutive years of double-digit growth in North America combined with more modest growth internationally. A number of favorable influences have directly impacted each of our business sectors. Healthy commodity prices and increased well completion activity benefited our upstream business. In addition, a more favorable regulatory environment in the United States has benefited our business, particularly in the midstream sector where we continued to see modernization and integrity projects in the gas utility space, as well as increased demand for take away capacity in oil and gas producing basins. Our domestic downstream sector has benefited from the improved access to and stability in pricing of the necessary feedstocks available from increased, and in some cases, new upstream production. Many downstream companies added investments to expand capacity, especially along the U.S. Gulf Coast. These factors, combined with the completion of some major upstream, midstream and downstream projects, drove revenue growth of 37% over that two year timeframe.

More recently in 2019, our customers have demonstrated an increased focus on returns on invested capital, which is driving a more disciplined approach to spending that is impacting each of our business sectors.  Although commodity prices have been relatively stable, with oil moderating around the $50-$60 per barrel level during the first nine months of 2019, there has been a notable shift in the outlook as reflected in global spending surveys.  These surveys now indicate a contraction in spending within North America offset by growth internationally. Announced spending plans indicate a 5%-10% decrease in spending in the U.S. in 2019 instead of a 10% increase in spending as originally forecasted. Additionally, spending surveys are predicting that spending in the second half of 2019 will be 15% below the first half of 2019, a trend expected to continue into 2020.  In addition, low natural gas prices, which are currently below $2.50/MMBtu (Henry Hub), are also contributing to lower spending expectations. Given the focus on capital discipline by E&P operators, low natural gas prices, and the fact that our level of major project activity is expected to be down significantly compared to 2018, we expect revenue in 2019 will be lower than 2018.

Because of the North American outlook for the second half of 2019 and into 2020, we have taken steps in the third quarter of 2019 to reduce our operating costs. We implemented a hiring freeze and have reduced our headcount by 180 full-time positions. As a result of these actions, we recorded pre-tax severance charges of approximately $5 million during the three months ended September 30, 2019. Since the end of 2018, we have reduced our headcount by 230 employees, or 6%. We will continue to monitor the business outlook and we expect to take further actions in response to negative changes in that outlook, which may require additional severance and restructuring charges. In addition to these efforts, we are actively managing our investment in working capital to an appropriate level, which will allow us to generate cash and reduce our indebtedness.

In March 2018, the President of the United States signed a proclamation (“Section 232”) imposing a 25% tariff on all steel imports and 10% on all aluminum imports into the U.S. Section 232 impacts all carbon steel products, including pipe, fittings and flanges. Certain countries were initially exempted from the provisions of Section 232, and in certain cases, a quota system rather than tariffs was implemented. In July 2018, pursuant to Section 301 of the Trade Act of 1974 (“Section 301”), additional tariffs of 25% went into effect on certain Chinese goods, including valves, valve parts and gaskets that we distribute. Subsequent to July 2018, Section 301 tariffs ranging from 10% to 25% were applied to additional tranches of products. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. In 2018, we experienced higher revenue due to these customer contract provisions and higher cost of sales for the products that we sold. To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

The United Kingdom’s exit from the European Union (“EU”) continues to be uncertain. The U.K. has reached a tentative agreement with the EU to set forth the terms and impacts of an exit.  However, this agreement has not been approved by the U.K. parliament, and the U.K. currently expects to hold an election for members of parliament prior to a parliamentary vote on the agreement.  Therefore, uncertainty of the impacts of the departure exists. The EU recently extended the deadline for the conclusion of a final, binding agreement to January 31, 2020. In a scenario where an agreement is not reached, the U.K. could become a third country in EU law, which could create disruptions for businesses in the EU member states as well as the U.K. It is unknown at this time how a deal, or no-deal, would impact our business, including any commodity pricing, transfer pricing, and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In 2019, 2.4% of our revenue has been derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2019	2018	2018
U.S.	$295	$426	$463
Canada	33	35	48
International	179	177	219
	$507	$638	$730

Approximately 7%, and 8% of our December 31, 2018 and September 30, 2018 ending backlog, respectively, was associated with two customers in our U.S. segment. In addition, approximately 5%, and 9% of our ending backlog for December 31, 2018 and September 30, 2018, respectively, was associated with one customer in our International segment. In each case, these were related to significant customer projects that were substantially completed in 2018. Excluding these projects, our backlog as of September 30, 2019 had decreased 9% and 16% from December 31, 2018 and September 30, 2018, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Average Rig Count (1):
United States	920	1,051	984	1,019
Canada	132	209	132	195
Total North America	1,052	1,260	1,116	1,214
International	1,144	1,003	1,094	980
Total	2,196	2,263	2,210	2,194

Average Commodity Prices (2):
WTI crude oil (per barrel)	$56.34	$69.69	$57.04	$66.93
Brent crude oil (per barrel)	$61.95	$75.07	$64.65	$72.17
Natural gas ($/MMBtu)	$2.38	$2.93	$2.62	$2.95

Average Monthly U.S. Well Permits (3)	4,375	3,819	5,033	4,332
U.S. Wells Completed (2)	4,181	3,896	12,295	11,197
3:2:1 Crack Spread (4)	$18.00	$18.07	$18.92	$18.94
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The breakdown of our sales by sector for the three months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended
	September 30, 2019		September 30, 2018
Upstream	$287	31%	$338	32%
Midstream	370	39%	422	39%
Downstream	285	30%	311	29%
	$942	100%	$1,071	100%

For the three months ended September 30, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
Sales:
U.S.	$763	$859	$(96)	(11%)
Canada	57	78	(21)	(27%)
International	122	134	(12)	(9%)
Consolidated	$942	$1,071	$(129)	(12%)

Operating income:
U.S.	$31	$28	$3	11%
Canada	1	4	(3)	N/M
International	5	-	5	N/M
Consolidated	37	32	5	16%

Interest expense	(10)	(10)	-	0%
Other, net	2	2	-	0%
Income tax expense	(8)	-	(8)	N/M
Net income	21	24	(3)	(13%)
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$15	$18	$(3)	(17%)

Gross profit	$174	$172	$2	1%
Adjusted Gross Profit (1)	$188	$215	$(27)	(13%)
Adjusted EBITDA (1)	$62	$80	$(18)	(23%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 24-25 herein.

Sales.    Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $942 million for the three months ended September 30, 2019 as compared to $1,071 million for the three months ended September 30, 2018, a decrease of $129 million, or 12%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $6 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $763 million for the three months ended September 30, 2019 from $859 million for the three months ended September 30, 2018. This $96 million, or 11%, decrease reflected a $24 million decrease in the upstream sector, a $50 million decrease in the midstream sector and a $22 million decrease in the downstream sector. The 11% decrease in the upstream sector is the result of increased capital discipline by our customers and the resulting 12% decline in rig count and drilling activity. The decrease in the midstream sector is due to lower transmission and gathering activity, which is also attributable to increased capital discipline by our customers as well as the timing of project activity. In the downstream sector, the winding down of a project with one of our chemical customers resulted in an $20 million decrease in sales.

Canada Segment—Our Canada sales decreased to $57 million for the three months ended September 30, 2019 from $78 million for the three months ended September 30, 2018, a decrease of $21 million, or 27%. The decline is primarily in the upstream sector where the rig count has declined as a result of low Canadian oil prices and production limitations imposed by the government of Alberta.

International Segment—Our International sales decreased to $122 million for the three months ended September 30, 2019 from $134 million for the same period in 2018. The $12 million, or 9%, decrease is attributable to the concluding of a long-running project in Kazakhstan as well as weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $6 million, or 4%. Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $23 million, or 23%, due to improving conditions in our international markets, particularly in Norway and the U.K. where offshore E&P spending has increased in 2019.

Gross Profit.    Our gross profit was $174 million (18.5% of sales) for the three months ended September 30, 2019 as compared to $172 million (16.1% of sales) for the three months ended September 30, 2018. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $2 million for the third quarter of 2019 compared to increasing cost of sales by $26 million in the third quarter of 2018, when we experienced inflation across most product groups, including line pipe in particular. Excluding the impact of LIFO, gross profit percentage declined by 20 basis points.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $188 million (20.0% of sales) for the three months ended September 30, 2019 from $215 million (20.1% of sales) for the three months ended September 30, 2018, a decrease of $27 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2019	of Revenue	2018	of Revenue
Gross profit, as reported	$174	18.5%	$172	16.1%
Depreciation and amortization	5	0.5%	5	0.5%
Amortization of intangibles	11	1.2%	12	1.1%
(Decrease) increase in LIFO reserve	(2)	(0.2%)	26	2.4%
Adjusted Gross Profit	$188	20.0%	$215	20.1%

Selling, General and Administrative (“SG&A”) Expenses.  Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $137 million for the three months ended September 30, 2019 as compared to $140 million for the three months ended September 30, 2018. SG&A for the third quarter of 2019 included $5 million of severance charges while no similar charges were included in the third quarter of 2018. After excluding these charges, SG&A decreased $8 million, which was driven by lower employee-related costs, including incentive and benefits, resulting from the decline in business activity. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $1 million.

Operating Income. Operating income was $37 million for the three months ended September 30, 2019 compared to $32 million for the three months ended September 30, 2018.

U.S. Segment—Operating income for our U.S. segment was $31 million for the three months ended September 30, 2019 compared to $28 million for the three months ended September 30, 2018. The $3 million improvement came in spite of lower revenues as gross profit percent improved and SG&A expense was lower.

Canada Segment—Operating income for our Canada segment was $1 million and $4 million for the three months ended September 30, 2019 and 2018, respectively. The $3 million decrease is primarily attributable to the decline in sales offset by reductions in SG&A.

International Segment—Operating income for our international segment was $5 million for the three months ended September 30, 2019, as compared to $0 million for the three months ended September 30, 2018. The $5 million improvement in operating income is primarily attributable to cost reductions that occurred in the fourth quarter of 2018.

Interest Expense. Our interest expense was $10 million for the three months ended September 30, 2019 and 2018.

Other, net. Our other income was $2 million for the three months ended September 30, 2019 and 2018.

Income Tax Expense. Our income tax expense was $8 million for the three months ended September 30, 2019 , as compared to $0 million for the three months ended September 30, 2018. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 28% and 0% for the three months ended September 30, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate was significantly below the U.S. statutory rate as a result of $6 million of discrete tax benefits, including $5 million resulting from the adjustment of provisional tax amounts recorded in 2017 associated with the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Net Income. Our net income was $21 million for the three months ended September 30, 2019 as compared to $24 million for the three months ended September 30, 2018.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $62 million (6.6% of sales) for the three months ended September 30, 2019 as compared to $80 million (7.5% of sales) for the three months ended September 30, 2018.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2019	2018
Net income	$21	$24
Income tax expense	8	-
Interest expense	10	10
Depreciation and amortization	5	5
Amortization of intangibles	11	12
(Decrease) increase in LIFO reserve	(2)	26
Equity-based compensation expense	5	4
Severance charges	5	-
Foreign currency gains	(1)	(1)
Adjusted EBITDA	$62	$80

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The breakdown of our sales by sector for the nine months ended September 30, 2019 and 2018 was as follows (in millions):

	Nine Months Ended
	September 30, 2019		September 30, 2018
Upstream	$883	30%	$947	30%
Midstream	1,152	40%	1,304	41%
Downstream	861	30%	912	29%
	$2,896	100%	$3,163	100%

For the nine months ended September 30, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
Sales:
U.S.	$2,348	$2,543	$(195)	(8%)
Canada	183	236	(53)	(22%)
International	365	384	(19)	(5%)
Consolidated	$2,896	$3,163	$(267)	(8%)

Operating income:
U.S.	$102	$93	$9	10%
Canada	1	8	(7)	(88%)
International	10	3	7	N/M
Consolidated	113	104	9	9%

Interest expense	(31)	(28)	(3)	11%
Other, net	3	3	-	0%
Income tax expense	(22)	(15)	(7)	47%
Net income	63	64	(1)	(2%)
Series A preferred stock dividends	18	18	-	0%
Net income attributable to common stockholders	$45	$46	$(1)	(2%)

Gross profit	$522	$518	$4	1%
Adjusted Gross Profit (1)	$568	$617	$(49)	(8%)
Adjusted EBITDA (1)	$178	$217	$(39)	(18%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 27-29 herein.

Sales.     Our sales were $2,896 million for the nine months ended September 30, 2019 as compared to $3,163 million for the nine months ended September 30, 2018, a decrease of $267 million, or 8%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $28 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $2,348 million for the nine months ended September 30, 2019 from $2,543 million for the nine months ended September 30, 2018. This $195 million, or 8% decrease, reflected a $3 million increase in the upstream sector, a $155 million decrease in the midstream sector and a $43 million decrease in the downstream sector. The decrease in the midstream sector is the result of a 30% reduction in the transmission and gathering sub-sector. The decline in transmission and gathering is attributable to increased capital discipline by our customers as well as the timing of project activity, including the 2018 completion of a project with one of our customers resulting in a $100 million decline in sales.

Declines in transmission and gathering have been partially offset by an increase in the gas utilities business. In the downstream sector, the winding down of a project with one of our chemical customers resulted in a $46 million decrease in sales.

Canada Segment—Our Canada sales decreased to $183 million for the nine months ended September 30, 2019 from $236 million for the nine months ended September 30, 2018, a decrease of $53 million, or 22%. The decline is primarily in the upstream sector where the rig count has declined as a result of low Canadian oil prices and production limitations imposed by the government of Alberta. Canadian sales were unfavorably impacted by $6 million, or 3%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased to $365 million for the nine months ended September 30, 2019 from $384 million for the same period in 2018. The $19 million, or 5%, decrease is attributable to the concluding of a long-running project in Kazakhstan as well as the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $22 million, or 6%. Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $53 million, or 17%, due to improving conditions in our international markets, particularly in Norway and the U.K. where offshore E&P spending has increased in 2019.

Gross Profit.    Our gross profit was $522 million (18.0% of sales) for the nine months ended September 30, 2019 as compared to $518 million (16.4% of sales) for the nine months ended September 30, 2018. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $3 million for the first nine months of 2019 compared to increasing cost of sales by $48 million in the first nine months of 2018, when we experienced inflation across most product groups, including line pipe in particular. Excluding the impact of LIFO, gross profit percentages were comparable in 2019 and 2018.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $568 million (19.6% of sales) for the nine months ended September 30, 2019 from $617 million (19.5% of sales) for the nine months ended September 30, 2018, a decrease of $49 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2019	of Revenue	2018	of Revenue
Gross profit, as reported	$522	18.0%	$518	16.4%
Depreciation and amortization	16	0.6%	17	0.5%
Amortization of intangibles	33	1.1%	34	1.1%
(Decrease) increase in LIFO reserve	(3)	(0.1%)	48	1.5%
Adjusted Gross Profit	$568	19.6%	$617	19.5%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $409 million for the nine months ended September 30, 2019 as compared to $414 million for the nine months ended September 30, 2018. SG&A for the first nine months of 2019 included $5 million of severance charges while no similar charges were included in the first nine months of 2018. After excluding these charges, SG&A decreased $10 million, which were driven by lower employee-related costs, including incentive and benefits, resulting from the decline in business activity. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $5 million.

Operating Income. Operating income was $113 million for the nine months ended September 30, 2019 as compared to $104 million for the nine months ended September 30, 2018, an improvement of $9 million.

U.S. Segment—Operating income for our U.S. segment was $102 million for the nine months ended September 30, 2019 compared to $93 million for the nine months ended September 30, 2018. The $9 million improvement came in spite of lower revenues as gross profit percent improved and SG&A expense was lower.

Canada Segment—Operating income for our Canada segment was $1 million and $8 million for the nine months ended September 30, 2019 and 2018, respectively. The $7 million decrease is primarily attributable to the decline in sales offset by reductions in SG&A expenses.

International Segment—Operating income for our international segment was $10 million for the nine months ended September 30, 2019 as compared to $3 million for the nine months ended September 30, 2018. The $7 million improvement in operating income was primarily attributable to cost reductions that occurred in the fourth quarter of 2018.

Interest Expense. Our interest expense was $31 million and $28 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense was attributable to higher average debt levels during the first nine months of 2019 as compared to the first nine months of 2018.

Other, net. Our other income was $3 million for the nine months ended September 30, 2019 and 2018.

Income Tax Expense. Our income tax expense was $22 million for the nine months ended September 30, 2019 as compared to $15 million for the nine months ended September 30, 2018. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our effective tax rates were 26% and 19% for the nine months ended September 30, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The 2018 effective tax rate is below the U.S. statutory rate primarily as a result of $7 million of discrete tax benefits recognized in the nine months ending September 30, 2018, $5 million of which relate to adjustments of provisional tax amounts recorded in 2017 associated with the passage of the Tax Act. Excluding these discrete tax benefits, our 2018 effective tax rates would have been higher than the U.S. statutory rate primarily as a result of state taxes and pre-tax losses in certain foreign jurisdictions with no corresponding tax benefit.

Net Income. Our net income was $63 million and $64 million for the nine months ended September 30, 2019 and 2018, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $178 million (6.1% of sales) for the nine months ended September 30, 2019 as compared to $217 million (6.9% of sales) for the nine months ended September 30, 2018.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net income	$63	$64
Income tax expense	22	15
Interest expense	31	28
Depreciation and amortization	16	17
Amortization of intangibles	33	34
(Decrease) increase in LIFO reserve	(3)	48
Equity-based compensation expense	12	11
Severance charges	5	-
Write off of debt issuance costs	-	1
Change in fair value of derivative instruments	-	(1)
Foreign currency gains	(1)	-
Adjusted EBITDA	$178	$217

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. At September 30, 2019, our total liquidity, consisting of cash on hand and availability under our Global ABL Facility, was $502 million. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of September 30, 2019 and December 31, 2018, we had cash of $25 million and $43 million, respectively, of which $24 million and $41 million, respectively, was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During the first nine months of 2019, we repatriated $21 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of September 30, 2019, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $391 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of September 30, 2019, we had $236 million of borrowings outstanding and $477 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2019. The 2019 implementation of the new lease accounting standard did not impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our previous method of accounting for leases for debt compliance purposes. In addition, our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

In October 2018, our board of directors authorized a share repurchase program for our common stock up to $150 million. The program is scheduled to expire December 31, 2019. The shares may be repurchased at management’s discretion in the open market. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the first nine months of 2019, we purchased 4,088,490 shares at a total cost of $63 million. As of October 25, 2019, we had $12 million remaining under the October 2018 authorization.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$134	$(146)
Investing activities	(10)	(9)
Financing activities	(142)	139
Net decrease in cash and cash equivalents	$(18)	$(16)

Operating Activities

Net cash provided by operating activities was $134 million during the nine months ended September 30, 2019 compared to $146 million used in operating activities during the nine months ended September 30, 2018. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in the first nine months of 2019 as compared to the first nine months of 2018. A reduction in working capital provided cash of $14 million in the first nine months of 2019 compared to $317 million used to grow working capital in the first nine months of 2018. In particular, growth in accounts receivable utilized only $4 million of cash in the first nine months of 2019 compared to $156 million in the first nine months 2018. In addition, because of the decline in sales, we have reduced inventory resulting in $56 million of cash provided from inventory in the first nine months of 2019 as compared to utilizing cash of $206 million in the same period of 2018. These reductions in the use of cash were offset by $3 million of cash utilized from a reduction in accounts payable in the first nine months of 2019 as compared to $58 million of cash provided from accounts payable in the first nine months of in 2018.

Investing Activities

Net cash used in investing activities was $10 million for the nine months ended September 30, 2019 compared to $9 million used in for the nine months ended September 30, 2018. Purchases of property, plant and equipment utilized cash of $12 million and $15 million for the nine months ended 2019 and 2018, respectively. In the first nine months of 2018, we had $6 million of proceeds from the sale of property.

Financing Activities

Net cash used in financing activities was $142 million for the nine months ended September 30, 2019 compared to net cash provided of $139 million for the nine months ended September 30, 2018. In the first nine months of 2019, we had net payments under revolving credit facilities of $53 million as compared to net borrowing of $196 million in the first nine months of 2018. We used $63 million and $50 million in the first nine months of 2019 and 2018, respectively, to fund purchases of our common stock. We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Note 10-Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the third quarter of fiscal year 2019 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - Jul 31	-	$ -	-	$ 24,845,235
Aug 1 - Aug 31	957,869	$ 13.59	957,869	$ 11,826,718
Sep 1 - Sep 30	-	$ -	-	$ 11,826,718
957,869

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018, (iv) the Condensed Statements of Stockholders’ Equity for the nine month periods ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2019

MRC GLOBAL INC.
By: /s/ James E. Braun
James E. Braun Executive Vice President and Chief Financial Officer