Form 10-K
period 2019-12-31
MRC GLOBAL INC.
filed 2020-02-14
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-35479

MRC GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5956993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Fulbright Tower 1301 McKinney Street, Suite 2300 Houston, Texas	77010
(Address of Principal Executive Offices)	(Zip Code)

(877) 294-7574

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	MRC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1.423 billion as of the close of trading as reported on the New York Stock Exchange on

June 28, 2019. There were 81,408,974 shares of the registrant’s common stock (excluding 74,055 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2020 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM  1.BUSINESS

General

We are the largest distributor of pipe, valves and fittings (“PVF”) and other infrastructure products and services to the energy industry, based on sales. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With nearly 100 years of history, our 3,200 employees serve our approximately 14,000 customers through approximately 260 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and related infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We provide services such as product testing, manufacturer assessments, multiple daily deliveries, volume purchasing, inventory and zone store management and warehousing, technical support, training, just-in-time delivery, truck stocking, order consolidation, product tagging and system interfaces customized to customer and supplier specifications for tracking and replenishing inventory, engineering of control packages and valve inspection and repair, which we believe result in deeply integrated customer relationships. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

The energy industry, and our business in turn, is cyclical in nature. In the short-term, customer spending is ordinarily sensitive to global oil and natural gas prices and general economic conditions. In addition to these normal trends, in recent years, our customers have demonstrated an increased focus on returns on invested capital which has driven a more disciplined approach to capital spending that has negatively impacted each of our business sectors. These drivers can result in periods of volatility for our business. As a result, our sales declined 12% from 2018 to 2019. Notwithstanding these recent developments, we play a critical role in supporting our customers and the energy industry throughout the cycles.

We believe carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries and that oil and gas demand will continue to be significant in the coming decades.  The U.S. Energy Information Agency (the “EIA”) in its Reference Case (published in the International Energy Outlook 2019) projects world energy consumption of petroleum and other liquids to rise nearly 20% and natural gas to rise more than 40% between 2018 and 2050.  We believe these increases would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our goods and services.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As a distributor of PVF and other infrastructure products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically by maintaining a focus on our managed and targeted growth accounts, enhancing our product and service offerings, extending our global platform to major PVF energy markets through acquisitions and organic investments, investing in technology systems and branch infrastructure to achieve improved operational excellence and customer service and optimizing our working capital.

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

Our approach to expanding existing markets and accessing new markets is multifaceted. We seek to expand our geographic footprint, pursue strategic acquisitions and organic investments and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high-quality products they need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our market share with both new and existing customers.

We maintain a diverse universe of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously providing our customers access to alternative sources of supply and high-quality products across the entire spectrum of their PVF needs. We continually broaden our product and service offerings and supplier base. Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals and other industrial supply products. We remain focused on products and value-added services such as valves, valve automation and modification, measurement and instrumentation, as well as, high alloy products that command higher margins.

We also target growth with our midsized customers and diversification of our upstream and midstream customer bases. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Although we have not been active with acquisitions in recent years, our acquisition strategy includes focus on those businesses that will broaden our geographic footprint, in certain energy intensive regions, or those that expand our product and service offerings, particularly in valves, valve automation, instrumentation, stainless and alloy or within a particular sector, such as downstream. We also consider “bolt-on” acquisitions that supplement our existing offerings. We strive to capture more of the integrated oil companies’ spending and bring our value-added business proposition to their worldwide operations. We also believe that being able to serve our customers globally provides us an advantage in obtaining master service or framework agreements both internationally as well as in North America as international oil company customers, in particular, look for a “one-stop shop” provider for their PVF needs. Where suitable acquisition opportunities are not available in the market, we may choose to grow through organic investment.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. Through the further development of our digital commerce platform, MRCGOTM, we continue to enhance and add to the customer experience. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S. and western Canada, as well as Europe, Asia, Australasia, and the Middle East and Caspian region. Our business is segregated into three geographical operating segments: U.S., Canada and International. These segments represent our business of providing PVF and other infrastructure products and services to the energy industry, across each of the upstream, midstream and downstream sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Safety.  In our business, safety is of paramount importance to us and to our customers. Unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient. We are also subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration (“OSHA”), the U.S. Environmental Protection Agency and the Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us. Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business. For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm. Our operations, therefore, focus on the safety of our employees and those with whom we do business. Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work day rate (“LWDR”), both per 200,000 hours worked. Our TRIR was 1.27 in 2019. This compares favorably to the 2018 U.S. Bureau of Labor Statistics (“BLS”) average of 3.7 for wholesalers of metal products. Our LWDR was 0.41 in 2019. This also compares favorably to the BLS average of 1.7 for wholesalers of metal products.  In addition, our recordable vehicle incident rate (“RVIR”) has also remained low at 0.85 compared to a peer group average of 1.66 based on a survey that the National Association of Wholesalers compiled.

Products:  We distribute a complete line of PVF products, primarily used in energy infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperature and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

•Valves, Automation, Modification, Measurement and Instrumentation. Our product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products. In addition, we offer a full range of valve modification services to meet customer requirements including valve control extensions, welding, hydrotesting, painting, coating, x-raying and actuation assembly.

•Carbon Steel Fittings and Flanges. Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. Customers use these products across all the industries in which we operate.

•Stainless Steel and Alloy Fittings, Flanges and Pipe. Stainless steel and alloy pipe and fittings include stainless, alloy and corrosion resistant pipe, tubing, fittings and flanges. These are used most often in the chemical, refining and power generation industries but are used across all of the sectors in which we operate. Customers principally use alloy products in high-pressure, high-temperature and high-corrosion applications typically seen in process piping applications.

•Gas Products. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers.

•Line Pipe. Customers typically use carbon line pipe in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and natural gas liquids (“NGL”).

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

Services: We provide many of our customers with a comprehensive array of services including multiple deliveries each day, zone store management, valve tagging, self-service portal and system interfaces facilitating digital transaction exchange between our customers’ and our proprietary IT systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, customized pricing, customized business to business processes, streamlining the order to cash process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain and we are able to market a “total transaction value” solution rather than individual products.

We continue to invest in and expand our comprehensive IT systems. In North America, we operate an enterprise resource planning (“ERP”) system, enhanced with differentiating distribution and service functionality. In 2017, we completed the transition of our International business to a single ERP platform. These systems, which provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our MRCGOTM platform, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

For years, in our valve engineering centers, we have designed and constructed assemblies that combine actuators with the valves we sell. In addition, we recently opened a valve engineering and modification center in La Porte, Texas that provides services, primarily to our midstream customers. At this facility, we modify valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations.

We have also recently introduced our ValidTorqueTM service, whereby we utilize specialized test benches to provide customers with data on the operating characteristics of their valves and actuators. In addition, we have a FastTrackTM service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of approximately 10,000 suppliers in over 40 countries. We have approximately 100 dedicated supply chain management employees that handle purchasing. Our suppliers benefit from access to our large, diversified customer base and, by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2019 approximated 41% of our total purchases, with our single largest supplier constituting approximately 7%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals who specialize in conducting on-site assessments of our manufacturers as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices. The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis that both our customers and suppliers place on the MRC Global AML helps secure our central and critical position in the global PVF supply chain.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 20 countries and direct sales into approximately 75 countries around the world. Our broad inventory offering and distribution network allows us to serve large global customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth of inventory, responsive service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

Our sales model applies a two-pronged approach to address both regional and national markets. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply, valves, valve automation and modification, corrosion resistant products, measurement equipment and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our over 380 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of approximately 800 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

We have a diverse customer base of approximately 14,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2019, our 25 largest customers represented approximately 55% of our total sales, with our single largest customer constituting approximately 8%. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their upstream, midstream and downstream procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S.	$301	$426	$559
Canada	34	35	40
International	174	177	233
	$509	$638	$832

As of December 31, 2018 and 2017, respectively, approximately 7% and 23% of our ending backlog was associated with two customers in our U.S. segment. In addition, approximately 5% and 14% of our ending backlog for 2018 and 2017, respectively, was associated with one customer in our International segment. In each case, these were related to significant ongoing customer projects that were substantially completed by the end of 2018. There were no similar large project amounts included in backlog as of December 31, 2019. Excluding these major projects, backlog in our U.S. segment declined 20% from December 31, 2018 to December 31, 2019 as a result of the overall decline in customer activity while backlog in our International segment increased 19% over that same time period. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

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

 Employees: We have approximately 3,200 employees of which 130 employees belong to a union and are covered by collective bargaining agreements. We also have 145 employees in the U.S., Norway and Australia that are not members of a union but are covered by union negotiated agreements. We consider our relationships with our employees to be good.

Sustainability

We believe that oil and gas demand will continue to be significant in the coming decades.  The U.S. Energy Information Agency (the “EIA”) in its Reference Case (published in the International Energy Outlook 2019) projects world energy consumption of petroleum and other liquids to rise nearly 20% and natural gas to rise more than 40% between 2018 and 2050.  We believe these increases would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our goods and services.  As our customers address their sustainability and energy transitions, we strive to operate our business in a sustainable manner to support our customers’ needs.

Our Sustainable Business Model.  Our distribution capabilities can flex with the needs of customers. Although the primary customers for our PVF products are energy companies, we also distribute PVF to other end users as well. For instance, in our downstream segment, we distribute PVF to companies engaged in metals and mining, fabrication, power generation, chemical production and other general industrial uses. Our distribution platform is capable of supplying product lines to support transitioning energy uses as well as the needs of oil and gas and industrial customers.

MRC Global’s Sustainability Initiatives.  The primary way that we can reduce our emissions of greenhouse gases in our operations is to create an efficient supply chain.  An efficient supply chain reduces the carbon footprint of deliveries to our distribution centers and branches and, ultimately to our customers.  Use of our distribution centers and hub and spoke delivery model allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage.

As a distributor, we are engaged in a relatively low amount of manufacturing and assembly, mostly through the actuation and valve modification services that we offer our customers.  We do not utilize large amounts of water.  Our energy inputs are primarily electricity for lighting, heating and office and warehouse equipment, natural gas for heating and gasoline for company sales and delivery vehicles.  We are reviewing this usage and seeking efficiencies to reduce use of these resources and resulting emissions.  We have recycling programs to minimize waste from used pallets, cardboard, office paper and other recyclables.  Even so, our recycling programs are sometimes limited by the unavailability of users, haulers or purchasers for recyclable materials at reasonable costs.

Market Opportunities.  As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the air and spills.  In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. We sell a number of products that reduce the emissions of gases.  In particular, a majority of the valves that we sell are low-emission valves that control methane and other emissions.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•the discharge of pollutants or hazardous substances into the air, soil or water,

•the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes,

•the responsibility to investigate, remediate, monitor and clean up contamination and

•occupational health and safety.

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

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions. Certain states and regions have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for the products we distribute and, consequently, our business. The U.S. Energy Information Administration in its International Energy Outlook 2019 report continues to project, in its reference case, increases in world energy consumption for oil and gas through 2050, although this projection could change depending on regulatory developments, technological changes and changes in energy mix.

In addition, the U.S. Environmental Protection Agency (“EPA”) has implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”). In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source. This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers. There have been various court challenges and regulatory changes to these EPA regulations, such as the EPA’s June 2019 repeal of the Clean Power Plan and finalization of a replacement rule (known as the Affordable Clean Energy Rule). Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2019 and 2018 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

Available Information

Our website is located at www.mrcglobal.com. We make available free of charge on or through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

•any impacts of climate change;

•increases in usage of alternative fuels and fuel technology to increase energy efficiency;

•the economic or political attractiveness of alternative fuels, such as wind, solar energy, hydrogen and biomass-based fuels;

•increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;

•worldwide economic activity including growth or decline in non-Organization for Economic Cooperation and Development (“OECD”) member countries, including (among others) China and India;

•interest rates and the cost of capital;

•national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) along with other countries, such as Russia, to set and maintain production levels and prices for oil;

•the impact of armed hostilities, or the threat or perception of armed hostilities;

•environmental regulation and policies;

•technological advances;

•global weather conditions and natural disasters;

•adverse health events, such as a pandemic;

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

We sell products and services in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation in our industry could heighten the impacts of the competition on our business. Our results of operations, discussed above, could be impacted, particularly if consolidation results in competitors with stronger financial and strategic resources, which could also result in increases to the prices we are required to pay for acquisitions we may make in the future.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 41% of our total purchases during the year ended December 31, 2019 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers or develop relationships with new suppliers, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers.

Price reductions by suppliers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that we purchased our inventory of these products at the higher prices prior to supplier price reductions.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. A substantial decline in product prices may result in a write-down of our inventory value. Such a write-down could have an adverse effect on our financial condition.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 55% of our sales for the year ended December 31, 2019. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In addition, in times when commodity prices are low, our customers with higher debt levels may not have the ability to pay their debts. Other customers may have specific issues regarding their ability to pay their indebtedness. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, these reserves may not be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

We have now and will likely continue to have indebtedness. As of December 31, 2019, we had total debt outstanding of $551 million and excess availability of $451 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. In March 2018, we entered into a five-year $250 million interest rate swap to fix a portion of our variable interest rate exposure. Our interest expense for the year ended December 31, 2019 was $40 million.

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

•investments, including acquisitions;

•prepayment of certain indebtedness;

•the granting of liens;

•the incurrence of additional indebtedness;

•asset sales;

•the making of fundamental changes to our business;

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

A transition to alternative forms of energy could adversely impact our customers, result in lower sales and adversely impact our results and financial condition.

If through legislation, treaty or consumer preference demand for oil and gas is substantially reduced through the use of alternative forms of energy, we could experience a reduction in sales to our existing customers, which could adversely impact our results and financial condition.

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

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

•the discharge of pollutants or hazardous substances into the air, soil or water;

•the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes;

•the responsibility to investigate, remediate, monitor and clean up contamination and

•occupational health and safety.

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

Certain environmental laws, such as the U.S. federal Superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal Superfund law or its state or foreign equivalents, we have identified contamination at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. If indemnification provisions in acquisition agreements that may cover environmental conditions existing at the time of the acquisition terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address. Although our responsibility for the clean-up of contamination or pollution to date has not been material, were there to be a significant release of contamination or pollution related to our operations, our obligation to clean up that contamination or pollution could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the ordinary course of business, we have, and in the future, may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

We are a defendant in lawsuits involving approximately 1,173 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company would seek indemnity payments from excess insurance policies, but the insurers that issued those policies may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

Adverse health events, such as a pandemic, could adversely impact our business.

From time to time, various diseases have spread across the globe such as SARS, avian flu and the coronavirus. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced. In addition, our supply chain that spans over 40 countries could be negatively impacted. Such an adverse health event could adversely impact our business.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image and private data exposure. We have implemented hardware and software solutions, processes, training and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, such measures may fail and do not guarantee that our financial results and operations will not be negatively impacted by such an incident. While we also have some insurance to protect against the financial damage that a cyber incident could cause, the insurance may not be adequate for every type of incident to protect against the financial damages that could occur. In some incidents, the Company may be required to shut off its computer systems, reboot them and reestablish its information from back up sources. In other incidents, the Company may be required under various laws to notify any third parties whose data has been compromised. These incidents can adversely affect us.

Among others, cyber incidents could include the following:

•Denial of service attacks, whereby third parties attempt to slow down or shut down our computer systems by overloading information interfaces, which in turn, could interrupt our operations.

•Computer virus software that infects our computer systems to either allow third parties unauthorized access to private, confidential data or denies the Company access from its own information, often for the attacker’s financial gain by demanding a ransom.

•Theft of private information. An unauthorized disclosure of sensitive or confidential supplier, customer or Company information or employee information could cause a theft or unwanted disclosure of data.

•E-mail or other forms of spoofing or “phishing” whereby third parties attempt to trick or induce employees to provide private information, such as passwords, social security numbers or other identifying information, to allow the third party to fraudulently attempt to invoice the Company or gain access to the Company’s computer systems.

•Intrusion into payment systems. The Company does not generally accept credit cards for payment as most of its customers are industrial and energy companies who provide payment through invoicing processes. Even so, a portion of our payment methods also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems.

•Supplier or customer cyber incidents. Our suppliers and customers also rely upon computer information systems to operate their respective businesses. If any of them experience a cyber incident, this could adversely impact their operations. Suppliers could delay providing product to us for our distribution to our customers. Customers, especially those who do business with us through electronic data interchanges, could be negatively impacted by cyber incidents applicable to them, which, could slow order processing from them or payments to us.

•Cyber incidents applicable to outsourced information systems. We outsource the operations of a significant portion of our computer information systems to third party service providers, which store our information on hosted or cloud systems. Although we review their security precautions with them and attempt to hold them contractually responsible for cyber incidents applicable to our information on their systems these vendors may not maintain adequate security to stop an incident, inform us of an incident in a timely manner or perform as required in their agreements.

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

Additional financing may not be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness.

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

As of December 31, 2019, we had $764 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs that OFAC administers, and have trained our employees to comply with these laws and regulations. However, our employees, consultants, agents or other associated persons may take actions in violation of our policies and these laws and regulations, and that our policies and procedures may not effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

We face risks associated with international instability and geopolitical developments.

In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. We do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect us. In addition, war, terrorist acts, civil wars or armed hostilities, or the public anticipation of these events, could negatively impact our business.

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

It is uncertain when, if ever, we will declare dividends to our common stockholders. We do not currently intend to pay dividends to our common stockholders in the foreseeable future. Our ability to pay dividends to our common stockholders is constrained by our holding company structure under which we are dependent on our subsidiaries for payments. Additionally, we and our subsidiaries are parties to credit agreements which restrict our ability and their ability to pay dividends. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.

We have operations in the U.S. and in 19 other countries. Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

In North America, we operate a hub and spoke model that is centered around our seven distribution centers in the U.S. and Canada with 118 branch locations which have inventory and local employees and house 13 valve and engineering service centers. Our U.S. network is comprised of 99 branch locations and six distribution centers. We own our Charleston, West Virginia corporate office. In Canada, we have 19 branch locations, and we own our one distribution center in Nisku, Alberta, Canada. We own less than 10% of our branch locations as we primarily lease these facilities. With the exception of Nisku, Alberta, all of our distribution centers are leased.

Outside North America, we operate through a network of 24 branch locations located throughout Europe, Asia, Australasia, the Middle East and Caspian, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Twelve valve and engineering service centers are housed within our distribution centers and branch locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

Our Company maintains its principal executive office at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010 and also maintains corporate offices in Charleston, West Virginia and La Porte, Texas. These locations have corporate functions such as executive management, accounting, human resources, legal, marketing, supply chain management, business development and information technology.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 17—Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this report.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 14, 2020 are listed below.

Andrew R. Lane, age 60, has served as our president and chief executive officer (“CEO”) since September 2008. He has also served as a director of MRC Global Inc. since September 2008 and was chairman of the board from December 2009 to April 2016. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, a global oilfield services company. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program at Harvard Business School in 2000.

James E. Braun, age 60, has served as our executive vice president and chief financial officer since November 2011. He will retire from MRC Global on March 1, 2020. In addition to financial functions, since January 2019, Mr. Braun oversees our information technology function. Prior to joining the Company, Mr. Braun served as chief financial officer of Newpark Resources, Inc. since 2006. Newpark provides drilling fluids and other products and services to the oil and gas exploration and production industry, both inside and outside of the U.S. Before joining Newpark, Mr. Braun was chief financial officer of Baker Oil Tools, one of the largest divisions of Baker Hughes Company, a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry. From 1998 until 2002, he was vice president, finance and administration of Baker Petrolite, the oilfield specialty chemical business division of Baker Hughes. Previously, he served as vice president and controller of Baker Hughes. Mr. Braun is a CPA and was formerly a partner with Deloitte & Touche. Mr. Braun received a B.A. in accounting from the University of Illinois at Urbana-Champaign.

Kelly Youngblood, age 54, has served as our executive vice president since November 2019 and will assume the role of executive vice president and chief financial officer on March 1, 2020, upon the retirement of James E. Braun. Mr. Youngblood brings more than 30 years of extensive energy and finance expertise to MRC Global. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services, a leading pressure pumping services provider in North America, from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a CPA and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 57, has served as our executive vice president – corporate affairs, general counsel and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, cyber security, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Company’s board of directors. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From 2010 to 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From 2002 to 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. From 1985, he served in various legal roles with increasing responsibility with Baker Hughes Company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Grant Bates, age 48, is our senior vice president of operations, International and Canada, and operational excellence since January 2019. In this role, in addition to International and Canada operations, he is responsible for our global quality, safety, health and environment (QHSE) and our transportation, warehouse operations and business processes teams. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer led our information systems and operational excellence functions since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served as regional vice president of the Australasian region since March 2012. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

John L. Bowhay, age 54, is our senior vice president – supply chain management, valve and technical product sales since August 2015. He previously served as senior vice president of Asia Pacific and Middle East operations since August 2014. Before that, Mr. Bowhay served as vice president of European operations since August 2013. Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K. He brings more than 31 years of industry experience and valve expertise to the MRC Global team. Mr. Bowhay attended the London Business School.

Robert W. Stein, age 61, is our senior vice president of business development since April 2016. He previously led our downstream and integrated supply teams. Prior to that, Mr. Stein led our U.S. Southwestern region operations since 2014. He has served MRC Global since 1984 in a variety of roles including regional and branch management, downstream business development, project services and integrated supply. Mr. Stein received a B.B.A. in business management from Sam Houston State University.

Karl W. Witt, age, 59, is our senior vice president of U.S. Operations since April 2016. Prior to that, he served in a variety of roles including seven years as regional vice president of the Eastern and Gulf Coast regions since 2013 and seven years as regional vice president of the Midwest sub-region as well as warehouse manager, outside sales representative, branch manager and vice president of operations with Joliet Valves, which was acquired by the Company in 2001. Mr. Witt attended South Suburban College in Chicago.

Elton Bond, age 44, has served as our senior vice president and chief accounting officer since May 2011. From September 2009 to May 2011, he served as senior vice president and treasurer. Prior to that, he served as vice president of finance and compliance. Before that, Mr. Bond was the director of finance and compliance. He started his career with MRC Global as the acquisition development manager in April 2006. Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997. He is a C.P.A., a chartered global management accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia Society of Certified Public Accountants.

PART II

ITEM  5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 7, 2020, there were 153 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our board of directors has not declared any dividends on common stock during 2019 or 2018 and currently has no intention to declare any dividends on common stock.

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

Issuer Purchases of Securities

A summary of our purchases of MRC Global Inc. common stock during the fourth quarter of fiscal year 2019 is as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	-	$ -	-	$ 11,826,718
November 1 - November 30	780,001	$ 15.15	780,001	$ -
December 1 - December 31	-	$ -	-	$ -

780,001

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Philadelphia Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2014, in MRC Global Inc., the S&P 500 Index and the Philadelphia Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from the consolidated financial statements of MRC Global Inc. that have been prepared using accounting principles generally accepted in the United States of America. Ernst & Young LLP, our independent registered public accounting firm, has audited these statements. This data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Statement of Operations Data:
Sales	$3,662	$4,172	$3,646	$3,041	$4,529
Cost of sales	3,009	3,483	3,064	2,573	3,743
Gross profit	653	689	582	468	786
Selling, general and administrative expenses	550	562	536	524	606
Goodwill and intangible asset impairment	-	-	-	-	462
Operating income (loss)	103	127	46	(56)	(282)
Other expenses:
Interest expense	(40)	(38)	(31)	(35)	(48)
Other, net	3	6	(8)	-	(12)
Income (loss) before income taxes	66	95	7	(91)	(342)
Income tax expense (benefit)	27	21	(43)	(8)	(11)
Net income (loss)	39	74	50	(83)	(331)
Series A preferred stock dividends	24	24	24	24	13
Net income (loss) attributable to common stockholders	$15	$50	$26	$(107)	$(344)
Earnings (loss) per share amounts:
Basic	$0.18	$0.55	$0.28	$(1.10)	$(3.38)
Diluted	$0.18	$0.54	$0.27	$(1.10)	$(3.38)
Weighted-average shares, basic	83.0	90.1	94.3	97.3	102.1
Weighted-average shares, diluted	83.9	91.8	95.6	97.3	102.1
Dividends (common)	-	-	-	-	-

LOL
	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash	$32	$43	$48	$109	$69
Working capital (1)	732	896	756	684	960
Total assets	2,325	2,434	2,340	2,164	2,497
Long-term debt (2)	551	684	526	414	519
Redeemable preferred stock	355	355	355	355	355
Stockholders' equity	642	692	759	763	956

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other Financial Data:
Net cash flow:
Operating activities	$242	$(11)	$(48)	$253	$690
Investing activities	(16)	(14)	(27)	16	(41)
Financing activities	(238)	24	9	(226)	(599)

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

•significant substitution of alternative fuels for oil and gas;

•environmental, health and safety laws and regulations and the interpretation or implementation thereof;

•the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;

•product liability claims against us;

•pending or future asbestos-related claims against us;

•the potential loss of key personnel;

•adverse health events, such as a pandemic;

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

•risks associated with international instability and geopolitical developments, including armed conflicts and terrorism;

•risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•our intention not to pay dividends; and

•risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the largest distributor of pipe, valves, and fittings (“PVF”) and other infrastructure products and services to the energy industry, based on sales. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the upstream (exploration, production and extraction of underground oil and natural gas), midstream (gathering and transmission of oil and natural gas, natural gas utilities and the storage and distribution of oil and natural gas) and downstream (crude oil refining, petrochemical and chemical, processing and general industrials) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With nearly 100 years of history, our 3,200 employees serve our approximately 14,000 customers through approximately 260 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

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

•Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

Recent Trends and Outlook

During 2019, the average oil price of West Texas Intermediate (“WTI”) decreased to $56.98 per barrel from $65.23 per barrel in 2018. Natural gas prices decreased to an average price of $2.56/Mcf (Henry Hub) for 2019 compared to $3.15/Mcf (Henry Hub) for 2018. North American drilling rig activity decreased 12% in 2019 compared to 2018. U.S. well completions were up 7% in 2019 as compared to 2018.

The energy industry, and our business in turn, is cyclical in nature. Following two years of growth, in 2019, our customers demonstrated an increased focus on returns on invested capital, which drove a more disciplined approach to spending that has impacted each of our business sectors.  Although commodity prices have been relatively stable, with oil moderating around the $50-$60 per barrel level during 2019, global spending surveys are projecting further contraction in 2020, particularly in the North America market.  Recent spending plan estimates by sell-side research analysts indicate a 7%-12% decrease in upstream spending in the U.S. in 2020 offset by a 3%-5% increase internationally. In addition, low natural gas prices, which are currently around $2.00/MMBtu (Henry Hub), are also contributing to lower spending expectations. Given the continuing focus on capital discipline by E&P operators and low natural gas prices, we expect revenue in 2020 will be lower than 2019.

Because we expect further contraction in 2020, we have taken steps in 2019 to reduce our operating costs. We implemented a hiring freeze and have reduced our headcount by approximately 250 in the second half of 2019. As a result of these actions, we recorded pre-tax severance and restructuring charges of approximately $9 million during in 2019. Since the end of 2018, we have reduced our headcount by 360, or 10%, and closed six service locations. Additionally, we announced that two of our U.S. regional distribution centers will close in 2020. We will continue to monitor the business outlook, manage our cost structure, including hiring limitations, and adjust our distribution network as required. In addition to these efforts, we are actively managing our investment in working capital to an appropriate level, which will allow us to generate cash and reduce our indebtedness.

In 2018, the United States imposed tariffs ranging from 7%-25% on imports of some products that we distribute. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

Effective January 31, 2020, the United Kingdom formally exited the European Union (“EU”). Following the exit, there will be a transition period until December 31, 2020. During the transition period, the UK's trading relationship with the EU will remain the same while the two sides negotiate a free trade deal. At the same time, many other aspects of the UK's future relationship with the EU - including law enforcement, data sharing and security - will also be negotiated. If a trade agreement is timely completed, the UK's new trading relationship with the EU can begin immediately after the transition. If not, there would be no trade agreement, which could negatively impact our business, including any commodity pricing, transfer pricing, and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In 2019, 2.4% of our revenue has been derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S.	$301	$426	$559
Canada	34	35	40
International	174	177	233
	$509	$638	$832

As of December 31, 2018 and 2017, respectively, approximately 7% and 23% of our ending backlog was associated with two customers in our U.S. segment. In addition, approximately 5% and 14% of our ending backlog for 2018 and 2017, respectively, was associated with one customer in our International segment. In each case, these were related to significant ongoing customer projects that were substantially completed by the end of 2018. There were no similar large project amounts included in backlog as of December 31, 2019. Excluding these major projects, backlog in our U.S. segment declined 20% from December 31, 2018 to December 31, 2019 as a result of the overall decline in customer activity while backlog in our International segment increased 19% over that same time period. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table sets forth key industry indicators for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Average Rig Count (1):
United States	943	1,032	876
Canada	134	191	206
Total North America	1,077	1,223	1,082
International	1,098	988	948
Total Worldwide	2,175	2,211	2,030

Average Commodity Prices (2):
WTI crude oil (per barrel)	$56.98	$65.23	$50.80
Brent crude oil (per barrel)	$64.28	$71.34	$54.12
Natural gas ($/Mcf)	$2.56	$3.15	$2.99

Average Monthly U.S. Well Permits (3)	4,494	4,652	3,602
U.S. Wells Completed (2)	15,807	14,715	11,779
3:2:1 Crack Spread (4)	$18.23	$18.09	$17.87
_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

The breakdown of our sales by sector for the years ended December 31, 2019, 2018 and 2017 was as follows (in millions):

	Year Ended December 31,
	2019		2018		2017
Upstream	$1,107	30%	$1,286	31%	$1,049	29%
Midstream	1,450	40%	1,677	40%	1,603	44%
Downstream	1,105	30%	1,209	29%	994	27%
	$3,662	100%	$4,172	100%	$3,646	100%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Sales:
U.S.	$2,956	$3,321	$(365)	(11%)
Canada	226	315	(89)	(28%)
International	480	536	(56)	(10%)
Consolidated	$3,662	$4,172	$(510)	(12%)

Operating income (loss):
U.S.	$104	$112	$(8)	(7%)
Canada	(1)	9	(10)	N/M
International	-	6	(6)	N/M
Consolidated	103	127	(24)	(19%)

Interest expense	(40)	(38)	(2)	5%
Other income	3	6	(3)	(50%)
Income tax expense	(27)	(21)	(6)	29%
Net income	39	74	(35)	(47%)
Series A preferred stock dividends	24	24	-	0%
Net income attributable to common stockholders	$15	$50	$(35)	(70%)

Gross Profit	$653	$689	$(36)	(5%)
Adjusted Gross Profit (1)	$714	$819	$(105)	(13%)
Adjusted EBITDA (1)	$201	$280	$(79)	(28%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 31-33 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $3,662 million for the year ended December 31, 2019 as compared to $4,172 million for the year ended December 31, 2018. The $510 million, or 12%, decrease included a $32 million unfavorable impact from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased $365 million to $2,956 million for 2019 from $3,321 million for 2018. This 11% decrease reflected a $54 million decrease in the upstream sector, a $229 million decrease in the midstream sector and a $82 million decrease in the downstream sector. The decrease in the upstream sector is related to reduced customer spending and the resulting 9% decrease in rig count. The decrease in the midstream sector is the result of a 32% reduction in the transmission and gathering sub-sector. The decline in the transmission and gathering sub-sector is attributable to increased capital discipline by our customers as well as the timing of project activity, including the 2018 completion of a project with one of our customers resulting in a $100 million decline in sales. Declines in transmission and gathering have been partially offset by an increase in the gas utilities business. In the downstream sector, the winding down of a project with one of our chemical customers resulted in a $68 million decrease in sales.

Canadian Segment—Our Canadian sales decreased $89 million to $226 million for 2019 from $315 million for 2018. This 28% decrease was driven by a $77 million decrease in the upstream business where the rig count has declined 30% as a result of low Canadian oil prices and production limitations the government of Alberta imposed. Canadian sales were unfavorably impacted by $6 million, or 2%, as a result of the weaker Canadian dollar relative to the U.S. dollar.

International Segment—Our International sales decreased $56 million to $480 million for 2019 from $536 million for 2018. The 10% decrease is attributable to the concluding of a long-running project in Kazakhstan as well as the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, which unfavorably impacted sales by $26 million, or 5%. Excluding the impact of foreign currencies and the Kazakhstan project, sales increased $58 million, or 14%, due to improving conditions in our international markets, particularly in Norway and the U.K. where offshore E&P spending has increased in 2019.

Gross Profit. Our gross profit was $653 million (17.8% of sales) for the year ended December 31, 2019 as compared to $689 million (16.5% of sales) for the year ended December 31, 2018. The $36 million decrease was primarily attributable to the decrease in sales volumes. As compared to average cost, our last-in first-out (“LIFO”) inventory costing methodology reduced cost of sales by $2 million in 2019 compared to increasing cost of sales by $62 million in 2018, when we experienced inflation across most product groups, including line pipe in particular. Excluding the impact of LIFO, gross profit percentages were comparable in 2019 and 2018. In addition, gross profit for 2019 was negatively impacted by $5 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $714 million (19.5% of sales) for 2019 from $819 million (19.6% of sales) for 2018, a decrease of $105 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2019	of Revenue*	2018	of Revenue*
Gross profit, as reported	$653	17.8%	$689	16.5%
Depreciation and amortization	21	0.6%	23	0.6%
Amortization of intangibles	42	1.1%	45	1.1%
(Decrease) increase in LIFO reserve	(2)	(0.1%)	62	1.5%
Adjusted Gross Profit	$714	19.5%	$819	19.6%
*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $550 million (15.0% of sales) for the year ended December 31, 2019 as compared to $562 million (13.5% of sales) for the year ended December 31, 2018. SG&A for 2019 and 2018 included $9 million and $4 million, respectively, of severance and restructuring charges from cost reduction efforts. SG&A for 2019 also included a $5 million charge associated with the doubtful collection of a product claim against a foreign supplier as well as a $3 million unfavorable adjustment to asbestos insurance receivables. Excluding the impact of these charges, SG&A decreased $25 million, which was driven by lower employee-related costs, including incentive and benefits, resulting from the decline in business activity. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted SG&A by $6 million.

Operating Income (Loss). Operating income was $103 million for the year ended December 31, 2019, as compared to $127 million for the year ended December 31, 2018, a decline of $24 million.

U.S. Segment—Our U.S. segment had operating income of $104 million for 2019 as compared to $112 million for 2018. The $8 million decrease was primarily driven by lower sales partially offset by the reduction in SG&A expenses.

Canadian Segment—Our Canadian segment had an operating loss of $1 million for 2019 as compared to operating income of $9 million for 2018. The $10 million decline was primarily a result of lower sales offset by a decline in SG&A expenses.

International Segment—Our International segment had operating income of $0 million for 2019 as compared to $6 million in 2018. The $6 million decline in operating income was primarily attributable to certain unusual charges. We recorded $5 million of inventory-related charges to reduce the carrying value of certain obsolete and excess inventory items to their net realizable value in 2019 and a $5 million charge associated with a supplier bad debt. Severance costs included in operating expenses were $2 million and $1 million for the years ended December 31, 2019 and 2018, respectively.

Interest Expense. Our interest expense was $40 million for the year ended December 31, 2019 as compared to $38 million for the year ended December 31, 2018. The increase in interest expense was primarily attributable to higher average debt levels in 2019 as compared to 2018.

Other Income. Our other income was $3 million for the year ended December 31, 2019 as compared to $6 million for the year ended December 31, 2018. In 2018, other income included, among other things, $1 million of income related to the change in the fair value of derivatives and a $1 million gain related to the sale of an asset.

Income Tax (Expense). Our income tax expense was $27 million for the year ended December 31, 2019, as compared to $21 million for the year ended December 31, 2018. Our effective tax rates were 41% and 22% for the years ended December 31, 2019 and 2018, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes and differing foreign income tax rates. In the fourth quarter of 2019, we incurred charges in certain foreign jurisdictions with no corresponding tax benefit and additional taxes related to recent changes in tax regulations that impacted our 2019 effective tax rate.  Excluding the impact of these items, our effective tax rate would have been 26%.

Net Income. Our net income was $39 million for the year ended December 31, 2019 as compared to $74 million for the year ended December 31, 2018, a decrease of $35 million, reflecting a decline in income before taxes for the reasons noted above.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $201 million for the year ended December 31, 2019, as compared to $280 million for the year ended December 31, 2018. Our Adjusted EBITDA decreased $79 million over that period primarily as a result of the factors noted above.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2019	2018
Net income	$39	$74
Income tax expense	27	21
Interest expense	40	38
Depreciation and amortization	21	23
Amortization of intangibles	42	45
(Decrease) increase in LIFO reserve	(2)	62
Inventory-related charges	5	-
Equity-based compensation expense	16	14
Severance and restructuring charges	9	4
Foreign currency gains	(1)	(1)
Write off of debt issuance costs	-	1
Supplier bad debt	5	-
Change in fair value of derivative instruments	-	(1)
Adjusted EBITDA	$201	$280

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For discussion and analysis of fiscal year 2018 compared to fiscal year 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019 and is incorporated herein by reference.

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$242	$(11)
Investing activities	(16)	(14)
Financing activities	(238)	24
Net cash used:	$(12)	$(1)

Operating Activities

Net cash provided by operating activities was $242 million in 2019 compared to $11 million used in operating activities in 2018. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in 2019 as compared to 2018. A reduction in working capital provided cash of $118 million in 2019 compared to $231 million used to grow working capital in 2018. In particular, the decline in accounts receivable generated $127 million of cash in 2019 as compared to $74 million utilized by a growth in accounts receivable in 2018. In addition, because of the decline in sales, we have reduced inventory resulting in $95 million of cash provided from inventory in 2019 as compared to the utilization of cash of $175 million in 2018. These reductions in the use of cash were offset by $79 million of cash utilized from a reduction in accounts payable in 2019 as compared to $27 million of cash provided from accounts payable in 2018.

Investing Activities

Net cash used in investing activities was $16 million in 2019 compared to $14 million in 2018. Purchases of property, plant and equipment utilized cash of $18 million and $20 million in 2019 and 2018, respectively. In 2018, we had $6 million of proceeds from the sale of property.

Financing Activities

Net cash used in financing activities was $238 million in 2019, compared to net cash provided by financing activities of $24 million in 2018. Net payments on our Global ABL Facility totaled $129 million in 2019 compared to proceeds of $162 million in 2018. In 2019 and 2018, we used $75 million and $125 million to fund purchases of our common stock, respectively. We used $24 million to fund dividends on our preferred stock in each of 2019 and 2018. In addition, we received no proceeds from stock option exercises in 2019 as compared to $21 million in 2018.

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2019, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $483 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2019 and 2018, we had cash and cash equivalents of $32 million and $43 million, respectively. As of December 31, 2019 and 2018, $32 million and $41 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2019, we repatriated $21 million of cash from our Canadian subsidiaries.

Our primary credit facilities consist of a seven-year Term Loan maturing in September 2024 with an original principal amount of $400 million and a five-year $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of December 31, 2019, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $390 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. As of December 31, 2019, we had $161 million of borrowings outstanding and $451 million of Excess Availability, as defined under our Global ABL Facility. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2019. The 2019 implementation of the new lease accounting standard did not impact our compliance with debt covenants, as our credit facilities contain provisions that grandfather our previous method of accounting for leases for debt compliance purposes. In addition, our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Our board of directors has authorized share repurchase programs for our common stock between 2015 and 2019. The shares were repurchased at management’s discretion in the open market. Under these plans, between the fourth quarter of 2015 and the end of 2019 we purchased 24,216,330 shares of the Company’s common stock at an average price per share of $15.48 for a total cost of $375 million. As of December 31, 2019, all previous share repurchase programs had expired.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2019 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2020	2021-2022	2023-2024	5 Years
Long-term debt (1)	$551	$4	$169	$378	-
Interest payments (2)	102	25	46	31	-
Operating leases	332	40	62	38	192
Purchase obligations (3)	501	501	-	-	-
Foreign exchange forward contracts	-	-	-	-	-
Other long-term liabilities	37	-	-	-	37
Total	$1,523	$570	$277	$447	$229

(1) Long-term debt is based on debt outstanding at December 31, 2019.

(2) Interest payments are based on interest rates in effect at December 31, 2019 and assume contractual amortization payments.

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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $39 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2019. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2019, we are a named defendant in approximately 597 lawsuits involving approximately 1,173 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

•That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;

•That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;

•That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;

•That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;

•That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;

•That there are no materially negative developments in the claims pending against us; and

•That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company would seek indemnity payments from excess insurance policies, but the insurers that issued those policies may not be solvent or may not make payments under the policies without contesting their liability. In our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 17—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2019.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $181 million and $187 million at December 31, 2019 and 2018, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 33% of our total assets as of December 31, 2019. We record goodwill as the excess of cost over the fair value of net assets that we acquire. We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life. We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2019 (in millions):

	U.S.	Canada	International	Total
Customer base intangibles	$138	$2	$9	$149
Indefinite lived trade name	132	-	-	132
Goodwill	441	-	42	483

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

•customer base intangibles; and

•property, plant and equipment.

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

We group customer base intangible assets on a basis consistent with our reporting units. We determine the fair value of customer base intangibles using a discounted cash flow analysis. The most significant factor in the determination of the fair value of our customer base intangibles is forecasted sales to our customers including, in particular, our largest customers. Possible indicators of impairment could include the following:

•prolonged decline in commodity oil and natural gas prices;

•the resulting decline in activity levels of many of our major customers;

•significant reductions in capital spending budgets of our customers; and

•a pessimistic outlook for the price of oil and natural gas.

Although we determined there were no impairments in 2019 and 2018, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2019 was $138 million, or 6% of total assets. This amount was comprised of $108 million, $14 million and $16 million in our U.S., Canada and International segments, respectively. We group property, plant and equipment and evaluate it for recoverability at a country or regional level. We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information. In 2019, no indicators of property, plant and equipment impairment were present. Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

When testing for the impairment of the value of long-lived assets, we make forecasts of:

•our future operating results;

•the extent and timing of future cash flows;

•working capital;

•profitability; and

•sales growth trends.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets: We test goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently if events and circumstances indicate that impairment may exist. We evaluate goodwill for impairment at the reporting unit level. Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment. We perform our annual tests for goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

When we perform the goodwill impairment test, we compare the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. To the extent the carrying value of a reporting unit is greater than its estimated fair value, a goodwill impairment charge is recorded for the difference, up to the carrying value of goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding:

•future operating results,

•the extent and timing of future cash flows,

•working capital,

•sales prices,

•profitability,

•discount rates; and

•sales growth trends.

We make these forecasts using the best available information at the time including information regarding current market conditions and customer spending forecasts. While we believe that these assumptions and estimates are reasonable, because of the volatile nature of the energy industry, actual results may differ materially from the projected results which could result in the recognition of additional impairment charges. Factors that could lead to actual results differing materially from projected results include, among other things:

•reduction of oil and natural gas prices,

•changes in projected sales growth rate; and

•changes in factors affecting our discount rate including risk premiums, risk free interest rates and costs of capital.

In connection with our annual goodwill impairment test as of October 1, 2019, we tested the carrying value of goodwill for our U.S. and International reporting units. Our Canada reporting unit has no goodwill. No goodwill impairments were indicated as a result of those tests as the estimated fair value of each of our reporting units substantially exceeded their carrying value.

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

•future operating results,

•sales prices,

•discount rates; and

•sales growth trends.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2019, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2019, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $3 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

We are currently party to a $250 million interest rate swap to fix a portion of our variable rate exposure that matures in March 2023.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded losses related to foreign currency contracts of $0 million in the year ended December 31, 2019, gains of $1 million in the year ended December 31, 2018 and losses of $1 million in the year ended December 31, 2017.

Steel Prices

Our business is sensitive to steel prices, which can impact our product pricing, with carbon steel line pipe prices generally having the highest degree of sensitivity. While we cannot predict steel prices, we manage this risk by managing our inventory levels, including maintaining sufficient quantity on hand to meet demand, while reducing the risk of overstocking.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting	F-1
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Audited Consolidated Financial Statements of MRC Global Inc.:
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-5
Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017	F-6
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	F-7
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	F-9
Notes to Consolidated Financial Statements	F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2019 and has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December, 31 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held in 2020 (“Proxy Statement”), which information is incorporated by reference herein.

Information required by Item 405 of Regulation S-K to the extent required, will be included under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement, which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K is presented at the end of Part I herein and captioned “Executive Officers of the Registrant” as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “QUESTIONS AND ANSWERS ABOUT THE ANNUAL MEETING AND VOTING” and “CORPORATE GOVERNANCE MATTERS” in our Proxy Statement, which information is incorporated by reference herein.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2019,” “Grants of Plan-Based Awards in Fiscal Year 2019,” “Outstanding Equity Awards at 2019 Fiscal Year-End,” “Option Exercises and Stock Vested During 2019,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “SECURITY OWNERSHIP – Directors and Executive Owners” and “SECURITY OWNERSHIP – Certain Beneficial Owners” in our Proxy Statement, which information is incorporated by reference herein.

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	4,226,392	$23.99	3,322,413

Equity compensation plans not approved by security holders	None	N/A	None
Total	4,226,392	$23.99	3,322,413

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy” and “Director Independence” in our Proxy Statement, which information is incorporated by reference herein.

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

4.1*	Description of Securities of Registrant.
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

10.2.1

Refinancing Amendment No. 2, dated as of May 22, 2018, among MRC Global (US) Inc., as borrower, MRC Global Inc. as guarantor, the subsidiary guarantors party thereto, the lenders party thereto, U.S. Bank National Association, as the Collateral Trustee, and JP Morgan Chase Bank, N.A. as the Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 25, 2018, File No. 001-35479).

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

10.3.2†

Second Amendment to Employment Agreement, dated as of October 29, 2019, between MRC Global Inc. and Andrew R. Lane (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on October 30, 2019, File No. 001-35479).

Exhibit Number	Description
10.4†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.4.1†

First Amendment to Employment Agreement, dated as of October 29, 2019, between MRC Global Inc. and Daniel Churay (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on October 30, 2019, File No. 001-35479).

10.4.2†

First Amendment to Employment Agreement, dated as of July 30, 2019, between MRC Global Inc. and James E. Braun (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on August 1, 2019, File No. 001-35479).

10.5†

Form of Employment Agreement by and between MRC Global Inc. and Kelly Youngblood (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 27, 2019, File No. 001-35479).

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
10.9.1†

Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 25, 2015, File No. 001-35479).

10.9.2†

Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 18, 2019, File No. 001-35479).

Exhibit Number	Description
10.9.3†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Director Option Agreement. (Incorporated by reference to Exhibit 10.28.1 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012, File No. 001-35479).

10.9.4†

Form of MRC Global Inc. (f/k/a McJunkin Red Man Holding Corporation) Nonqualified Stock Option Agreement (for awards prior to 2013). (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement on Form S-1 of MRC Global Inc. (No. 333-178980), filed with the SEC on January 12, 2012, File No. 001-35479).

10.9.5†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2013). (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

10.9.6†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2014). (Incorporated by reference to Exhibit 10.13.7 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.9.7†

Form of MRC Global Inc. Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.9.8†

Form of MRC Global Inc. Restricted Stock Award Agreement (for 2015 awards) (Incorporated by reference to Exhibit 10.12.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014 filed with the SEC on February 20, 2015, File No. 001-35479).

10.9.9†

Form of MRC Global Inc. Performance Share Unit Award Agreement.(Incorporated by reference to Exhibit 10.8.10 to Form 10-K of MRC Global Inc. for the year ended December 31, 2018, filed with the SEC on February 15, 2019, File No. 001-35479).

10.9.10†

Form of MRC Global Inc. Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.8.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2018, filed with the SEC on February 15, 2019, File No. 001-35479).

10.10†

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
10.12

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

10.13

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees. (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

Exhibit Number	Description
10.14

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
100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the twelve-month periods ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM  16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ ANDREW R. LANE
Andrew R. Lane President and Chief Executive Officer

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ANDREW R. LANE Andrew R. Lane	President and Chief Executive Officer (principal executive officer)	February 14, 2020

/S/ JAMES E. BRAUN James E. Braun	Executive Vice President and Chief Financial Officer (principal financial officer)	February 14, 2020

/S/ ELTON BOND Elton Bond	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 14, 2020

/S/ RHYS J. BEST Rhys J. Best	Chairman	February 14, 2020

/S/ DEBORAH G. ADAMS Deborah G. Adams	Director	February 14, 2020

/S/ LEONARD M. ANTHONY Leonard M. Anthony	Director	February 14, 2020

/S/ HENRY CORNELL Henry Cornell	Director	February 14, 2020

/S/ BARBARA J. DUGANIER Barbara J. Duganier	Director	February 14, 2020

/S/ CRAIG KETCHUM Craig Ketchum	Director	February 14, 2020

/S/ DR. CORNELIS ADRIANUS LINSE Dr. Cornelis Adrianus Linse	Director	February 14, 2020

/S/ JOHN A. PERKINS John A. Perkins	Director	February 14, 2020

/S/ H.B. WEHRLE, III H.B. Wehrle, III	Director	February 14, 2020

/S/ ROBERT L. WOOD Robert L. Wood	Director	February 14, 2020

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of International Goodwill
Description of the Matter

As described in Note 6 to the consolidated financial statements, the Company’s goodwill in its international reporting unit was $42 million as of December 31, 2019. The Company’s goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is attributable to past acquisitions and is assigned to reporting units as of the acquisition date.

Auditing management's annual goodwill impairment test for the international reporting unit involved especially challenging auditor judgment due to the significant estimation required in the determination of the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the revenue growth rate, gross margin percentage, terminal value and weighted average cost of capital, which are affected by expectations about future market and economic conditions, as well as Company specific strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s international reporting unit, we performed audit procedures that included, among others, assessing and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. In addition, we assessed the appropriateness of the fair value methodologies used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, historical results and other relevant factors, as well as evaluated whether changes to the Company’s business model, product mix and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved a specialist to assist in our evaluation of the valuation methodologies applied by the Company and the significant assumptions used by management in estimating the fair value of the reporting unit. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 14, 2020

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

 (in millions, except shares)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$32	$43
Accounts receivable, net	459	587
Inventories, net	701	797
Other current assets	26	38
Total current assets	1,218	1,465

Long-term assets:
Operating lease assets	186	-
Property, plant and equipment, net	138	140
Other assets	19	23

Intangible assets:
Goodwill, net	483	484
Other intangible assets, net	281	322
	$2,325	$2,434

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$357	$435
Accrued expenses and other current liabilities	91	130
Operating lease liabilities	34	-
Current portion of long-term debt	4	4
Total current liabilities	486	569

Long-term obligations:
Long-term debt, net	547	680
Operating lease liabilities	167	-
Deferred income taxes	91	98
Other liabilities	37	40

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
105,624,750 and 104,953,693 issued, respectively	1	1
Additional paid-in capital	1,731	1,721
Retained deficit	(483)	(498)
Treasury stock at cost: 24,216,330 and 19,347,839 shares, respectively	(375)	(300)
Accumulated other comprehensive loss	(232)	(232)
	642	692
	$2,325	$2,434
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$3,662	$4,172	$3,646
Cost of sales	3,009	3,483	3,064
Gross profit	653	689	582

Selling, general and administrative expenses	550	562	536
Operating income	103	127	46

Other (expense) income:
Interest expense	(40)	(38)	(31)
Write off of debt issuance costs	-	(1)	(8)
Other, net	3	7	-

Income before income taxes	66	95	7
Income tax expense (benefit)	27	21	(43)
Net income	39	74	50
Series A preferred stock dividends	24	24	24
Net income attributable to common stockholders	$15	$50	$26

Basic earnings per common share	$0.18	$0.55	$0.28
Diluted earnings per common share	$0.18	$0.54	$0.27
Weighted-average common shares, basic	83.0	90.1	94.3
Weighted-average common shares, diluted	83.9	91.8	95.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$39	$74	$50

Other comprehensive income (loss):
Foreign currency translation adjustments	5	(20)	24
Hedge accounting adjustments, net of tax	(5)	(2)	-
Total other comprehensive income (loss), net of tax	-	(22)	24
Comprehensive income	$39	$52	$74

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2016	102	$1	$1,677	$(574)	(8)	$(107)	$(234)	$763
Net income	-	-	-	50	-	-	-	50
Foreign currency translation	-	-	-	-	-	-	24	24
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	16	-	-	-	-	16
Exercise of stock options	1	-	1	-	-	-	-	1
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(4)	(68)	-	(68)

Balance at December 31, 2017	103	1	1,691	(548)	(12)	(175)	(210)	759
Net income	-	-	-	74	-	-	-	74
Foreign currency translation	-	-	-	-	-	-	(20)	(20)
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	14	-	-	-	-	14
Exercise and vesting of stock awards	2	-	21	-	-	-	-	21
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(7)	(125)	-	(125)

Balance at December 31, 2018	105	1	1,721	(498)	(19)	(300)	(232)	692
Net income	-	-	-	39				39
Foreign currency translation	-	-	-	-	-	-	5	5
Hedge accounting adjustments	-	-	-	-	-	-	(5)	(5)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	1	-	16	-	-	-	-	16
Dividends declared on preferred stock	-	-	-	(24)	-	-	-	(24)
Purchase of common stock	-	-	-	-	(5)	(75)	-	(75)

Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$39	$74	$50
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	21	23	22
Amortization of intangibles	42	45	45
Equity-based compensation expense	16	14	16
Deferred income tax benefit	(5)	(9)	(78)
Amortization of debt issuance costs	1	1	3
Inventory-related charges	5	-	6
Write off of debt issuance costs	-	1	8
(Decrease) increase in LIFO reserve	(2)	62	28
Change in fair value of derivative instruments	-	(1)	1
Provision for uncollectible accounts	2	1	1
Other non-cash items	5	9	2
Changes in operating assets and liabilities:
Accounts receivable	127	(74)	(118)
Inventories	95	(175)	(168)
Other current assets	10	8	8
Accounts payable	(79)	27	93
Accrued expenses and other current liabilities	(35)	(17)	33
Net cash provided by (used in) operations	242	(11)	(48)

Investing activities
Purchases of property, plant and equipment	(18)	(20)	(30)
Proceeds from the disposition of property, plant and equipment	1	6	3
Other investing activities	1	-	-
Net cash used in investing activities	(16)	(14)	(27)

Financing activities
Payments on revolving credit facilities	(1,145)	(1,118)	(696)
Proceeds from revolving credit facilities	1,016	1,280	825
Payments on long-term obligations	(4)	(4)	(18)
Debt issuance costs paid	-	(1)	(8)
Purchases of common stock	(75)	(125)	(68)
Dividends paid on preferred stock	(24)	(24)	(24)
Proceeds from exercise of stock options	-	21	1
Repurchases of shares to satisfy tax withholdings	(6)	(5)	(3)
Net cash (used in) provided by financing activities	(238)	24	9

Decrease in cash	(12)	(1)	(66)
Effect of foreign exchange rate on cash	1	(4)	5
Cash beginning of year	43	48	109
Cash end of year	$32	$43	$48

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$37	$27
Cash paid for income taxes	$34	$39	$35
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2019

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $181 million and $187 million at December 31, 2019 and 2018, respectively, which are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales activity over time. The reserve, which totaled $35 million and $40 million at December 31, 2019 and 2018, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs associated with our Global ABL Facility are presented in other assets and totaled $2 million and $3 million at December 31, 2019 and 2018, respectively. Debt issuance costs associated with our Term Loan are presented as a reduction of the carrying amount of the debt liability and totaled $2 million at December 31, 2019 and 2018.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of acquisition cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at the reporting unit level. Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each reporting unit. We perform our annual tests for goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. To the extent the carrying value of a reporting unit is greater than its estimated fair value, a goodwill impairment charge is recorded for the difference, up to the carrying value of goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

Other intangible assets primarily include trade names, customer bases and noncompetition agreements resulting from business acquisitions. Other intangible assets are recorded at fair value at the date of acquisition. Amortization is provided using the straight-line method over their estimated useful lives, ranging from two years to twenty years.

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

Insurance: We are self-insured for employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $4 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $11 million and $7 million as of December 31, 2019 and 2018. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million as of December 31, 2019 and 2018.

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

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2019, 2018 and 2017, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2019, 2018 and 2017, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Adoption of New Accounting Standards: On January 1, 2019, we adopted ASU 2016-02, Leases, which requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous guidance in Accounting Standards Codification 840. We adopted ASU 2016-02 using the modified retrospective approach. The guidance for this approach included an option to not restate comparative periods in transition and elect to use the effective date as the initial application of transition, which we elected. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classifications. On January 1, 2019, we recorded an operating lease asset of $192 million and an operating lease liability of $208 million. The standard did not impact our consolidated net earnings or cash flows. Adoption of the new standard is more fully described in Note 7.

Recently Issued Accounting Standards: In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 which clarifies guidance in ASU 2016-13. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This accounting standards update will be effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this accounting standards update, but do not expect the adoption to materially impact our consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2019 and December 31, 2018, was $26 million and $38 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2019 and December 31, 2018 was $4 million and $6 million, respectively. During the year ended December 31, 2019, we recognized all of the revenue that was deferred as of December 31, 2018. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	Canada	International	Total
2019:
Upstream	$723	$162	$222	$1,107
Midstream	1,379	42	29	1,450
Downstream	854	22	229	1,105
	$2,956	$226	$480	$3,662
2018:
Upstream	$777	$239	$270	$1,286
Midstream	1,608	48	21	1,677
Downstream	936	28	245	1,209
	$3,321	$315	$536	$4,172

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for doubtful accounts is as follows (in millions):

	December 31,
	2019	2018	2017
Beginning balance	$4	$4	$3
Net charge-offs	(2)	(1)	-
Provision	2	1	1
Ending balance	$4	$4	$4

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at December 31, 2019 and 2018.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2019	2018
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$355	$366
Carbon steel pipe, fittings and flanges	268	346
All other products	268	282
	891	994
Less: Excess of average cost over LIFO cost (LIFO reserve)	(155)	(157)
Less: Other inventory reserves	(35)	(40)
	$701	$797

Our inventory quantities were reduced during 2019, resulting in a liquidation of a last-in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2019, the effect of this LIFO decreased cost of sales by $5 million. There was no LIFO decrement for the years ended December 31, 2018 and 2017.

In the fourth quarter of 2019, we incurred an inventory charge of $5 million associated with excess and obsolete inventory in our International segment. This charge reflected adjustments necessary to reduce the carrying value of these products to their net realizable value.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2019	2018
Land and improvements	-	$12	$11
Building and building improvements	40 years	70	64
Machinery and equipment	3 to 10 years	155	150
Enterprise resource planning software	10 years	56	56
		293	281
Allowances for depreciation and amortization		(155)	(141)
		$138	$140

Building and building improvements include $10 million of non-cash leasehold improvements representing lease incentives as of December 31, 2019 and December 31, 2018.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2016 (1)	$441	$-	$41	$482
Effect of foreign currency translation	-	-	4	4

Goodwill at December 31, 2017	441	-	45	486
Effect of foreign currency translation	-	-	(2)	(2)

Goodwill at December 31, 2018	441	-	43	484
Effect of foreign currency translation	-	-	(1)	(1)
Goodwill at December 31, 2019	$441	$-	$42	$483

(1)Net of prior years’ accumulated impairment losses of $350 million, $69 million and $183 million in the U.S., Canadian and International segments, respectively.

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2019
Customer base (1)	$449	$(300)	$149
Indefinite lived trade names (2)	132	-	132
	$581	$(300)	$281

December 31, 2018
Customer base (1)	$661	$(471)	$190
Indefinite lived trade names (2)	132	-	132
	$793	$(471)	$322

(1)Net of accumulated impairment losses of $42 million as of December 31, 2019 and 2018. In the year ended December 31, 2019, a customer base intangible with an original value of $212 million was fully amortized. These amounts were removed from the gross values and accumulated amortization presented here.

(2)Net of accumulated impairment losses of $204 million as of December 31, 2019 and 2018.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2020 to 2024 is currently estimated as follows (in millions):

2020	$27
2021	24
2022	21
2023	21
2024	20

NOTE 7 – LEASES

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

Expense associated with our operating leases was $42 million for the year ended December 31, 2019, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $46 million for the year ended December 31, 2019.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
2020	$40
2021	35
2022	27
2023	21
2024	17
After 2024	192
Total lease payments	332
Less: Interest	(131)
Present value of lease liabilities	$201

Amounts maturing after 2024 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

December 31,
Operating Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

NOTE 8—LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	December 31,
	2019	2018
Senior Secured Term Loan B, net of discount and issuance costs of $2 and $3, respectively	$390	$393
Global ABL Facility	161	291
	551	684
Less: current portion	4	4
	$547	$680

Senior Secured Term Loan B: In May 2018, we entered into Refinancing Amendment No. 2 relating to the Term Loan Credit Agreement, dated as of November 9, 2012, by and among the Company, MRC Global (US) Inc., as the borrower, the other subsidiaries of the Company from time to time party thereto as guarantors, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee. Pursuant to the amendment, the parties agreed to appoint JPMorgan Chase Bank, N.A. as the new administrative agent for the lenders. As amended, the Term Loan Agreement provides for a $400 million seven year Term Loan B (the “Term Loan”), which matures September 22, 2024. Pursuant to this amendment, the Company and the other parties thereto agreed to reduce the interest rate margin applicable to term loans, in the case of loans incurring interest based on the base rate, from 250 basis points to 200 basis points, and in the case of loans incurring interest based on LIBOR, from 350 basis points to 300 basis points. The parties to the amendment also agreed to reduce the base rate ‘floor’ from 2.00% to 1.00% and to reduce the LIBOR ‘floor’ from 1.00% to 0.00%. The parties also reset the prepayment premium applicable to voluntary prepayments of the term loans such that repayments made in connection with certain re-pricing transactions will be subject to a 1% premium if made during the first six months following the date of the amendment. Except as described above, the terms of the Term Loan Agreement generally were not modified as a result of the amendment.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan Agreement) to senior secured debt), net of up to $75 million of unrestricted cash, would not exceed 4.00 to 1.00.

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale, insurance and debt proceeds. In addition, on an annual basis, the Company is required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00.

Restrictive Covenants. The Term Loan does not include any financial maintenance covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries to:

•make investments, including acquisitions;

•prepay certain indebtedness;

•grant liens;

•incur additional indebtedness;

•sell assets;

•make fundamental changes to our business;

•enter into transactions with affiliates; and

•pay dividends.

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the senior secured leverage ratio of the Company and its restricted subsidiaries is less than 3.75 to 1.00.

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma senior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.00 to 1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.75 to 1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 5.00 to1.00 or the pro forma consolidated interest coverage ratio of the Company and its restricted subsidiaries is greater than or equal to 2.00 to 1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and a borrowing base (equal to, subject to certain exceptions, 85% of all accounts receivable and 65% of the book value of all inventory owned by the Company and its restricted subsidiaries).

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

Excess Availability. At December 31, 2019, availability under our revolving credit facilities was $451 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2019 and 2018, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2019	2018
Senior Secured Term Loan B	5.50%	5.76%
Global ABL Facility	3.47%	3.95%
Weighted average interest rate	4.91%	4.99%

Maturities of Long-Term Debt: At December 31, 2019, annual maturities of long-term debt during the next five years are as follows (in millions):

2020	$4
2021	4
2022	165
2023	4
2024	374
Thereafter	-

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. The fair value of the interest rate swap was a liability of $9 million and $3 million as of December 31, 2019 and December 31, 2018, respectively.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheets at December 31, 2019 and 2018 was not material. The total notional amount of outstanding forward foreign exchange contracts was approximately $21 million and $22 million at December 31, 2019 and 2018, respectively.

We recognized a loss of $0 million in the year ended December 31, 2019, a gain of $1 million in the year ended December 31, 2018 and a loss of $1 million in the year ended December 31, 2017 in our consolidated statements of operations related to our derivative instruments.

NOTE 10—INCOME TAXES

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$86	$95	$49
Foreign	(20)	-	(42)
	$66	$95	$7

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$22	$21	$26
State	6	1	5
Foreign	4	8	4
	32	30	35

Deferred:
Federal	(4)	(6)	(73)
State	-	(1)	(4)
Foreign	(1)	(2)	(1)
	(5)	(9)	(78)
Income tax expense (benefit)	$27	$21	$(43)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2019	2018	2017
Federal tax expense at statutory rates	$14	$20	$2
State taxes	4	2	2
Effects of tax rate changes on existing temporary differences	-	-	(59)
Transition tax	-	(4)	7
Nondeductible expenses and other	3	2	-
Foreign operations taxed at different rates	-	-	(2)
Change in valuation allowance related to foreign losses	6	1	7
Income tax expense (benefit)	$27	$21	$(43)
Effective tax rate	41%	22%	(614%)

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1	$1
Accruals and reserves	20	21
Net operating loss and tax credit carryforwards	58	54
Other	1	2
Subtotal	80	78
Valuation allowance	(64)	(60)
Total	16	18

Deferred tax liabilities:
Inventory valuation	(29)	(30)
Property, plant and equipment	(13)	(13)
Intangible assets	(63)	(70)
Total	(105)	(113)
Net deferred tax liability	$(89)	$(95)

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

In the United States, we had approximately $18 million of state net operating loss (“NOL”) carryforwards as of December 31, 2019, which will expire in future years through 2032 and foreign tax credit (“FTC”) carryforwards of $5 million, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $189 million of NOL carryforwards, of which $166 million have no expiration and $23 million will expire in future years through 2027. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a new dividend-exemption territorial system with a one-time transition tax on foreign earnings which were previously not taxed in the U.S. We applied the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018.  As of December 31, 2017, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%) and recorded a provisional tax benefit of $57 million. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations in 2018, we reduced our provisional tax benefit amount by $1 million. The one-time transition tax, calculated as of December 31, 2017, is based on the total post-1986 earnings and profits of our foreign subsidiaries. We recorded a provisional expense of $7 million for the one-time transition tax liability during 2017.  Upon further analyses of the Tax Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018 and decreased our provisional expense by $4 million. As of December 31, 2019, our transition tax liability had been paid.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2015 and the statute of limitations at our international locations is generally six years or seven years.

At December 31, 2019 and 2018, our unrecognized tax benefits totaled $4 million and $5 million, respectively, of which it is reasonably possible that $2 million could be settled during the next twelve month period as a result of the conclusion of a state audit.

NOTE 11—REDEEMABLE PREFERRED STOCK

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. On or after June 10, 2020, the Company will have the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. On or after June 10, 2022, the Company will have the option to redeem, in whole but not in part, all of the outstanding shares of Preferred Stock at par value, subject to certain redemption price adjustments. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2019 and 2018, the 363,000 shares of preferred stock described in Note 11 were issued and outstanding.

Share Repurchase Programs

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. Under these plans, we have repurchased 24,216,330 shares of common stock at an average price per share of $15.48 for a total cost of $375 million. As of December 31, 2019, there were no remaining authorizations outstanding under these programs. There were 81,408,420 shares of common stock outstanding as of December 31, 2019.

The following table summarizes the share repurchase activity:
	2019	2018	2017
Number of shares acquired on the open market	4,868,491	7,596,113	4,074,146
Average price per share	$15.38	$16.46	$16.62
Total cost of acquired shares (in millions)	$75	$125	$68

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2019	2018
Currency translation adjustments	$(224)	$(229)
Hedge accounting adjustments	(7)	(2)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(232)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$15	$50	$26

Average basic shares outstanding	83.0	90.1	94.3
Effect of dilutive securities	0.9	1.7	1.3
Average diluted shares outstanding	83.9	91.8	95.6

Net income per share:
Basic	$0.18	$0.55	$0.28
Diluted	$0.18	$0.54	$0.27

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2019, 2018 and 2017, our anti-dilutive stock options were 2.5 million, 3.1 million and 3.6 million, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. During 2019, 1,104 stock options were exercised, and no stock options were granted under this plan.

In April 2012, we replaced our 2007 Stock Option Plan and our 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance pursuant to the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 shares and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2019, 74,055 shares of restricted stock, 242,290 performance share units and 712,600 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. During 2018, 81,542 shares of restricted stock, 222,435 performance share units and 507,507 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. To date, 7,711,359 shares have been granted under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2018	2,450,373	$23.81	3.5	$-
Exercised	(1,104)	18.10
Forfeited	(230,363)	22.11
Expired	-	-
Balance at December 31, 2019	2,218,906	$23.99	2.7	$-

At December 31, 2019
Options outstanding, vested and exercisable	2,218,906	$23.99	2.7	$
Options outstanding, vested and expected to vest	2,218,906	23.99	2.7

	Year Ended December 31,
	2019	2018	2017
Stock Options
Weighted-average, grant-date fair value of awards granted	$-	$-	$-
Total intrinsic value of stock options exercised	767	1,722,539	633,244
Total fair value of stock options vested	-	-	10,738,309

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2018	83,391	$19.05
Granted	74,055	18.05
Vested	(81,984)	19.05
Forfeited	(1,407)	19.15
Nonvested at December 31, 2019	74,055	$18.05

	Year Ended December 31,
	2019	2018	2017
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$18.05	$19.28	$18.31
Total fair value of restricted stock vested	1,461,431	4,986,620	6,473,330

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2018	1,246,109	$15.49
Granted	712,600	15.25
Vested	(568,156)	14.01
Forfeited	(69,171)	16.20
Nonvested at December 31, 2019	1,321,382	$15.96

	Year Ended December 31,
	2019	2018	2017
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$15.25	$16.08	$20.55
Total fair value of restricted stock units vested	9,619,773	9,187,360	6,672,405

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three year period relating to MRC Global’s total shareholder return compared to companies within the Philadelphia Oil Service Index and specified return on average net capital employed calculation (“RANCE”) goals established on the date in which the award was granted. The number of shares awarded at the end of the three year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2018	714,681	$15.80
Granted	242,290	19.40
Vested (1)	(185,393)	10.45
Forfeited	(159,529)	9.69
Nonvested at December 31, 2019	612,049	$20.60

(1)Excludes 158,661 shares awarded for performance above goals.

	Year Ended December 31,
	2019	2018	2017
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$19.40	$18.87	$24.18
Total fair value of performance share units vested	5,921,169	2,349,749	-

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2019	2018	2017
Equity-based compensation expense:
Stock options	$-	$-	$2
Restricted stock awards	1	2	4
Restricted stock unit awards	10	9	8
Performance share unit awards	5	3	2
Total equity-based compensation expense	$16	$14	$16
Income tax benefits related to equity-based compensation	$4	$3	$6

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2019
Unrecognized equity-based compensation expense:
Restricted stock awards	0.3	$1
Restricted stock unit awards	0.8	8
Performance share unit awards	1.3	3
Total unrecognized equity-based compensation expense		$12

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 10% of eligible compensation. Expense under defined contribution plans were $9 million, $10 million and $9 million for the years ended December 31, 2019, 2018 and 2017.

NOTE 14—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”). Certain of our directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2024 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $1 million for the year ended December 31, 2019 and $2 million for each of the years ended December 31, 2018 and 2017.

Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $1 million per year from 2020 to 2023.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course. We recognized revenue of $18 million, $34 million and $5 million from these customers for the years ended December 31, 2019, 2018 and 2017, respectively. There was $1 million and $5 million of accounts receivable with these customers outstanding as of December 31, 2019 and 2018.

NOTE 15—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

In 2019, as a result of changes in our management structure, we combined our U.S. Eastern Region and Gulf Coast and our U.S. Western region into one operating segment. Previously, the two separate U.S. operating segments were combined for reporting purposes as a result of their economic similarity. Following this change, our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF and other infrastructure products and services to the energy sector across each of the upstream (exploration, production and extraction of underground oil and gas), midstream (gathering and transmission of oil and gas, gas utilities, and the storage and distribution of oil and gas) and downstream (crude oil refining, petrochemical and chemical processing and general industrials) markets.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2019	2018	2017
Sales
U.S.	$2,956	$3,321	$2,860
Canada	226	315	294
International	480	536	492
Consolidated sales	$3,662	$4,172	$3,646

Depreciation and amortization
U.S.	$15	$16	$15
Canada	1	1	1
International	5	6	6
Total depreciation and amortization expense	$21	$23	$22

Amortization of intangibles
U.S.	$39	$42	$41
Canada	1	1	2
International	2	2	2
Total amortization of intangibles expense	$42	$45	$45

Operating income (loss)
U.S.	$104	$112	$67
Canada	(1)	9	11
International	-	6	(32)
Total operating income	103	127	46

Interest expense	(40)	(38)	(31)
Other income (expense)	3	6	(8)
Income before income taxes	$66	$95	$7

Total assets by segment are as follows (in millions):

	December 31,
	2019	2018
Total assets
United States	$1,915	$2,088
Canada	91	124
International	319	222
Total assets	$2,325	$2,434

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2019	2018
Property, plant and equipment
United States	78%	77%
Canada	10%	10%
International	12%	13%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2019		2018		2017
Line pipe	$560	15%	$728	18%	$685	19%
Carbon steel fittings and flanges	565	16%	683	16%	548	15%
Total carbon steel pipe, fittings and flanges	1,125	31%	1,411	34%	1,233	34%
Valves, automation, measurement and instrumentation	1,434	39%	1,553	37%	1,319	36%
Gas products	551	15%	561	13%	485	13%
Stainless steel alloy pipe and fittings	177	5%	196	5%	183	5%
General oilfield products	375	10%	451	11%	426	12%
	$3,662		$4,172		$3,646

NOTE 16—FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $551 million and $684 million at December 31, 2019 and 2018, respectively. The fair value of our debt was $554 million and $675 million at December 31, 2019 and 2018, respectively. The carrying values of amounts outstanding under our Global ABL Facility approximate fair value. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2019 and 2018, respectively.

Goodwill and other intangible assets are subject to annual impairment testing, which requires a significant degree of management judgment. If the testing results in impairment, we would measure goodwill and other intangible assets using level 3 non-recurring inputs.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2019, we are a named defendant in approximately 597 lawsuits involving approximately 1,173 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

•That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;

•That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;

•That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;

•That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;

•That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;

•That there are no materially negative developments in the claims pending against us; and

•That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company would seek indemnity payments from excess insurance policies, but the insurers that issued those policies may not be solvent or may not make payments under the policies without contesting their liability. In our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

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

Product Claims. From time to time, in the ordinary course of our business, our customers may claim that the products we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims, although we did incur a charge of $5 million related to the doubtful collection of a product claim against a foreign supplier in the year ended December 31, 2019. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings would have a material adverse effect on our consolidated financial statements is remote.

Customer Contracts

We have contracts and agreements with many of our customers that dictate certain terms of our sales arrangements (pricing, deliverables, etc.). While we make every effort to abide by the terms of these contracts, certain provisions are complex and may be subject to varying interpretations. Under the terms of these contracts, our customers have the right to audit our adherence to the contract terms. Historically, any settlements that have resulted from these customer audits have been immaterial to our consolidated financial statements.

Letters of Credit

Our letters of credit outstanding at December 31, 2019 approximated $33 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2019 was approximately $6 million.

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

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2019
Revenue	$970	$984	$942	$766	$3,662
Gross profit	174	174	174	131	653
Net income (loss) attributable to common stockholders	12	18	15	(30)	15
Earnings per share:
Basic (1)	$0.14	$0.22	$0.18	$(0.37)	$0.18
Diluted (1)	$0.14	$0.21	$0.18	$(0.37)	$0.18

2018
Revenue	$1,010	$1,082	$1,071	$1,009	$4,172
Gross profit	169	177	172	171	689
Net income attributable to common stockholders	12	16	18	4	50
Earnings per share:
Basic (1)	$0.13	$0.18	$0.20	$0.05	$0.55
Diluted	$0.13	$0.17	$0.20	$0.04	$0.54

(1)Earnings per share does not add across due to rounding and equity-related transactions resulting in differing weighted average shares outstanding on a quarterly basis.