Form 10-Q
period 2020-03-31
MRC GLOBAL INC.
filed 2020-04-29
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

There were 81,995,189 shares of the registrant’s common stock (excluding 74,055 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 22, 2020.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash	$28	$32
Accounts receivable, net	476	459
Inventories, net	691	701
Other current assets	24	26
Total current assets	1,219	1,218

Long-term assets:
Operating lease assets	179	186
Property, plant and equipment, net	131	138
Other assets	19	19

Intangible assets:
Goodwill, net	480	483
Other intangible assets, net	273	281
	$2,301	$2,325

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$399	$357
Accrued expenses and other current liabilities	82	91
Operating lease liabilities	33	34
Current portion of long-term debt	4	4
Total current liabilities	518	486

Long-term liabilities:
Long-term debt, net	517	547
Operating lease liabilities	161	167
Deferred income taxes	90	91
Other liabilities	43	37

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized
363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized,
106,209,943 and 105,624,750 issued, respectively	1	1
Additional paid-in capital	1,730	1,731
Retained deficit	(480)	(483)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(259)	(232)
	617	642
	$2,301	$2,325
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Sales	$794	$970
Cost of sales	646	796
Gross profit	148	174
Selling, general and administrative expenses	126	139
Operating income	22	35
Other (expense) income:
Interest expense	(8)	(11)
Other, net	-	-

Income before income taxes	14	24
Income tax expense	5	6
Net income	9	18
Series A preferred stock dividends	6	6
Net income attributable to common stockholders	$3	$12

Basic income per common share	$0.04	$0.14
Diluted income per common share	$0.04	$0.14
Weighted-average common shares, basic	81.7	84.3
Weighted-average common shares, diluted	82.4	85.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Net income	$9	$18

Other comprehensive (loss) income
Foreign currency translation adjustments	(21)	3
Hedge accounting adjustments, net of tax	(6)	(2)
Total other comprehensive (loss) income, net of tax	(27)	1
Comprehensive (loss) income	$(18)	$19

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617

	Three Months Ended March 31, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	3	3
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(25)	-	(25)
Balance at March 31, 2019	105	$1	$1,719	$(486)	(21)	$(325)	$(231)	$678

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Operating activities
Net income	$9	$18
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5	5
Amortization of intangibles	7	11
Equity-based compensation expense	2	4
Deferred income tax benefit	1	1
(Decrease) increase in LIFO reserve	(3)	-
Provision for uncollectible accounts	6	2
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable	(33)	(47)
Inventories	(4)	(42)
Other current assets	2	8
Accounts payable	49	27
Accrued expenses and other current liabilities	(5)	(29)
Net cash provided by (used in) operations	37	(40)

Investing activities
Purchases of property, plant and equipment	(2)	(2)
Net cash used in investing activities	(2)	(2)

Financing activities
Payments on revolving credit facilities	(228)	(256)
Proceeds from revolving credit facilities	205	319
Payments on long-term obligations	(4)	(1)
Purchase of common stock	-	(25)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(3)	(6)
Other	-	1
Net cash (used in) provided by financing activities	(36)	26

Decrease in cash	(1)	(16)
Effect of foreign exchange rate on cash	(3)	-
Cash -- beginning of period	32	43
Cash -- end of period	$28	$27

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$10
Cash paid for income taxes	$1	$5
See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related infrastructure products and services across each of the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities (gas utilities and the storage and distribution of oil and gas) and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2020. We have derived our condensed consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements for the year ended December 31, 2019. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Issued Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the the provisions of ASU 2020-04 on our consolidated financial statements.

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

Adoption of New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020. The adoption of this new standard resulted in the recognition of $1 million of incremental bad debt expense in the three months ended March 31, 2020.

Valuation of Goodwill and Indefinite-Lived Intangibles: We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our October 2019 quantitative impairment tests for goodwill and indefinite-lived intangible assets indicated there was no impairment as the fair value of each of our reporting units and indefinite-lived intangible assets exceeded carrying value by a significant margin, with the exception of our International reporting unit for which the excess was approximately 20%.

As a result of our reduced forecasts and the significant decline in our market capitalization as a result of the coronavirus disease 2019 (“COVID-19”) pandemic, we qualitatively assessed whether it was more likely than not our goodwill or indefinite-lived intangible assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, and (4) control premiums on observable market conditions.

Based on our qualitative assessment, we concluded that our goodwill and indefinite-lived intangible assets were not impaired as of March 31, 2020. However, we are unable to predict how long current market conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. To the extent we are unable to conclude in a future period that it is more likely than not our goodwill and indefinite-lived intangible assets are not impaired, we would be required to perform a full quantitative impairment test, the results of which could require recognition of an impairment charge in future periods.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of March 31, 2020 and December 31, 2019, was $21 million and $26 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2020 and December 31, 2019 was $5 million and $4 million, respectively. During the three months ended March 31, 2020 and 2019, we recognized $2 million and $5 million of revenue that was deferred as of December 31, 2019 and 2018, respectively. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending, and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2020:
Upstream production	$139	$37	$46	$222
Midstream pipeline	110	4	5	119
Gas utilities	199	3	-	202
Downstream & industrial	190	6	55	251
	$638	$50	$106	$794
2019:
Upstream production	$206	$46	$60	$312
Midstream pipeline	133	6	8	147
Gas utilities	204	10	-	214
Downstream & industrial	236	6	55	297
	$779	$68	$123	$970

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2020	2019
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$355	$355
Carbon steel pipe, fittings and flanges	246	268
All other products	277	268
	878	891
Less: Excess of average cost over LIFO cost (LIFO reserve)	(152)	(155)
Less: Other inventory reserves	(35)	(35)
	$691	$701

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. Our inventory quantities are expected to be reduced for the current year, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three months ended March 31, 2020, the effect of this LIFO decrement decreased cost of sales by approximately $3 million.

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

Expense associated with our operating leases was $10 million for the three months ended March 31, 2020 and 2019, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million for the three months ended March 31, 2020 and 2019.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2020	$30
2021	35
2022	27
2023	21
2024	17
After 2024	192
Total lease payments	322
Less: Interest	(128)
Present value of lease liabilities	$194

Amounts maturing after 2024 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2020	2019
Senior Secured Term Loan B, net of discount and issuance costs of $2	$386	$390
Global ABL Facility	135	161
	521	551
Less: Current portion	(4)	(4)
	$517	$547

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. We are required to repay the Term Loan with certain asset sales and insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. In addition, the Term Loan contains a number of customary restrictive covenants.

In March 2019, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the three months ended March 31, 2020.

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility and adjusted for the pro forma effect of an inventory appraisal completed in April 2020, was $437 million as of March 31, 2020.

Interest on Borrowings: The interest rates on our borrowings outstanding at March 31, 2020 and December 31, 2019, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	March 31,	December 31,
	2020	2019
Senior Secured Term Loan B	5.22%	5.50%
Global ABL Facility	2.55%	3.47%
Weighted average interest rate	4.52%	4.91%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. As of March 31, 2020, there were no remaining authorizations outstanding under these programs. There were 81,993,613 shares of common stock outstanding as of March 31, 2020.

The following table summarizes the share repurchase activity:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Number of shares acquired on the open market	-	1,758,537
Average price per share	$-	$14.24
Total cost of acquired shares (in millions)	$-	$25

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2020, 336,325 performance share unit awards and 696,777 shares of restricted stock units have been granted to employees. To date, 8,744,461 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2020	2019
Foreign currency translation adjustments	$(245)	$(224)
Hedge accounting adjustments	(13)	(7)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(259)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net income	$9	$18
Less: Dividends on Series A Preferred Stock	6	6
Net income attributable to common stockholders	$3	$12

Weighted average basic shares outstanding	81.7	84.3
Effect of dilutive securities	0.7	1.0
Weighted average diluted shares outstanding	82.4	85.3

Net income per share:
Basic	$0.04	$0.14
Diluted	$0.04	$0.14

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2020 and 2019, all of the shares of the Preferred Stock were anti-dilutive. We had approximately 3.4 million and 2.6 million anti-dilutive stock options, restricted units and performance units for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Sales
U.S.	$638	$779
Canada	50	68
International	106	123
Consolidated sales	$794	$970

Operating income
U.S.	$18	$32
Canada	-	-
International	4	3
Total operating income	22	35

Interest expense	(8)	(11)
Other, net	-	-
Income before income taxes	$14	$24

	March 31,	December 31,
	2020	2019
Total assets
U.S.	$1,913	$1,915
Canada	95	91
International	293	319
Total assets	$2,301	$2,325

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2020	2019
Line pipe	$100	$154
Carbon fittings and flanges	115	153
Total carbon pipe, fittings and flanges	215	307
Valves, automation, measurement and instrumentation	323	383
Gas products	134	133
Stainless steel and alloy pipe and fittings	37	50
General products	85	97
	$794	$970

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $17 million and $9 million as of March 31, 2020 and December 31, 2019, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $19 million and $21 million at March 31, 2020 and December 31, 2019, respectively. The fair value of our foreign exchange contracts was not material as of March 31, 2020 and December 31, 2019.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $521 million and $551 million at March 31, 2020 and December 31, 2019, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $447 million and $554 million at March 31, 2020 and December 31, 2019 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2020, we are named a defendant in approximately 591 lawsuits involving approximately 1,167 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

•risks related to changing laws and regulations, including trade policies and tariffs.

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

Overview

We are the largest distributor of pipe, valves and fittings (“PVF”) and other infrastructure products and services to the energy industry, based on sales. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With nearly 100 years of history, our approximate 3,150 employees serve over 13,000 customers through approximately 250 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream production, midstream pipeline, gas utilities and downstream and industrial sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”)

activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

•Oil and Natural Gas Prices. Sales of PVF and related infrastructure products to the oil and natural gas industry constitute over 90% of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity.

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

Recent Trends and Outlook

During the first three months of 2020, the average oil price of West Texas Intermediate (“WTI”) decreased to $45.34 per barrel from $54.82 per barrel in the first three months of 2019. However, in March of 2020 oil prices declined significantly to historically low levels and are currently below $20 per barrel. Natural gas prices decreased to an average price of $1.91/MMBtu (Henry Hub) for the first three months of 2020 compared to $2.92/MMBtu (Henry Hub) for the first three months of 2019. North American drilling rig activity decreased 20% in the first three months of 2020 as compared to the first three months of 2019. U.S. well completions were down 9% in the first three months of 2020 compared to the same period in 2019.

The energy industry, and our business in turn, is cyclical in nature. In 2019, our customers demonstrated an increased focus on returns on invested capital, which drove a more disciplined approach to spending that continues to impact each of our business sectors. In the first quarter of 2020, demand for oil declined sharply as a result of the coronavirus disease 2019 (“COVID-19”) pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined and manufacturing declined. As a result, the need for oil consumption dropped dramatically. Major oil-producing nations have recently agreed to reduce oil production in the coming months by 9.7 million barrels per day, but this amount falls significantly short of offsetting the current reduction in oil demand. The combined impact of these events, limitations on the capacity for oil storage during this period of reduced demand and uncertainty regarding the timing and extent of a recovery has led to a collapse in the price of oil to historically low levels. In addition, storage constraints could result in a further curtailment of drilling activity and a failure to complete existing drilled but uncompleted wells. As a result, recent spending plan estimates by sell-side research analysts indicate a decrease in oil and gas industry spending in 2020 of as much as 30% globally, including up to 50% in the U.S. These reductions in spending directly impact both the upstream production and midstream pipeline components of our business. In addition, we have seen our customers in the downstream sector seek to defer turnarounds and routine maintenance in order to preserve liquidity and comply with COVID-19 related limitations on employee activities. Given these recent developments and the continuing focus on capital discipline by oil and gas exploration and production operators, we expect revenue in 2020 to sharply decline from first quarter 2020 levels.

Because of the decline in the outlook for the remainder of 2020, we have taken in the first quarter of 2020 and are taking additional steps in the second quarter to further reduce our operating costs. These steps have and will include the following:

•A voluntary early retirement program and an involuntary reduction in force to reduce headcount

•Ongoing freezes on hiring and compensation increases

•An indefinite suspension of the Company’s 401(k) matching contributions to its U.S. employees

•Reductions in annual bonus incentive targets and resulting payouts for both executive management and eligible employees

•For eligible executives and employees, a reduction in the long-term incentive awards that the Company grants to them pursuant to the Company’s 2011 Omnibus Incentive Plan

•Furloughs in certain international and Canadian operations

•Closure of certain branches and distribution centers where customer spending demand does not warrant continuation of those operations as we continue to adjust our distribution network as needed. For instance, in the first quarter of 2020, we closed two regional distribution centers and intend to close additional branch locations in the second quarter.

•Continued cost reductions and efficiency efforts throughout the Company

In addition to these efforts, we are actively managing our investment in working capital to an appropriate level, which will allow us to generate cash and reduce our indebtedness. As a result of these actions, we will likely incur severance and restructuring charges in future periods. In such a situation, we may also incur charges to impair the carrying value of certain assets, including goodwill and other intangible assets.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our video and audio conferencing and enterprise resource planning and other operational systems have enabled our office employees to work from home, performing their job functions. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. We have limited employee travel to only local deliveries of our products. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain screening, providing personal protection equipment such as face masks and hand sanitizer and providing “deep” cleaning services at Company facilities. As of April 27, 2020, of our approximate 3,150 employees, four have been diagnosed with COVID-19, and all have recovered. If we were to develop a COVID-19 hotspot at one of our facilities, we have plans to isolate those in contact with the impacted employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. As various governmental isolation orders are lifted or phased out, we are reviewing our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain. While there have been some temporary interruptions of manufacturing for some of our products, especially those who manufacture product or components in China, South Korea and Italy, many of these manufacturers have now resumed production. We have not experienced significant delays by transportation providers. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we are working with our customers to discuss the impact of the COVID-19 delay. We continue to monitor the situation and have ongoing dialogue with our customers regarding the status of impacted orders.

In recent years, the United States imposed tariffs on imports of some products that we distribute. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. Of course, the price increases that tariffs and quotas engender may be offset by the pricing impacts of lower demand that the COVID-19 pandemic has caused. These issues are dynamic and continue to evolve. To the extent our products are further impacted by higher prices caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out (“LIFO”) inventory costing methodology, remains subject to uncertainty and volatility.

Effective January 31, 2020, the United Kingdom formally exited the European Union (“EU”). Following the exit, there is a transition period until December 31, 2020. During the transition period, the U.K.'s trading relationship with the EU will remain the same while the two sides negotiate a free trade deal. At the same time, many other aspects of the U.K.'s future relationship with the EU - including law enforcement, data sharing and security - will also be negotiated. If a trade agreement is timely completed, the U.K.'s new trading relationship with the EU can begin immediately after the transition. If not, there would be no trade agreement, which could negatively impact our business, including any commodity pricing, transfer pricing and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In 2019, 2.4% of our revenue was derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2020	2019	2019
U.S.	$280	$301	$421
Canada	32	34	41
International	167	174	174
	$479	$509	$636

Approximately 4% of our March 31, 2019 ending backlog was associated with two customers in our U.S. segment. In addition, approximately 3% of our ending backlog for March 31, 2019 was associated with one customer in our International segment. In each case, these were related to significant customer projects that were substantially completed before the end of 2019. Excluding these projects, our backlog as of March 31, 2020 had decreased 6% and 19% from December 31, 2019 and March 31, 2019, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Average Rig Count (1):
United States	785	1,043
Canada	196	183
Total North America	981	1,226
International	1,074	1,030
Total	2,055	2,256

Average Commodity Prices (2):
WTI crude oil (per barrel)	$45.34	$54.82
Brent crude oil (per barrel)	$50.27	$63.10
Natural gas ($/MMBtu)	$1.91	$2.92

Average Monthly U.S. Well Permits (3)	2,246	5,838
U.S. Wells Completed (2)	3,231	3,565
3:2:1 Crack Spread (4)	$9.85	$16.96
_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The breakdown of our sales by sector for the three months ended March 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended
	March 31, 2020		March 31, 2019
Upstream production	$222	28%	$312	32%
Midstream pipeline	119	15%	147	15%
Gas utilities	202	25%	214	22%
Downstream & industrial	251	32%	297	31%
	$794	100%	$970	100%

For the three months ended March 31, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
Sales:
U.S.	$638	$779	$(141)	(18%)
Canada	50	68	(18)	(26%)
International	106	123	(17)	(14%)
Consolidated	$794	$970	$(176)	(18%)

Operating income:
U.S.	$18	$32	$(14)	(44%)
Canada	-	-	-	N/M
International	4	3	1	33%
Consolidated	22	35	(13)	(37%)

Interest expense	(8)	(11)	3	(27%)
Other, net	-	-	-	N/M
Income tax expense	(5)	(6)	1	(17%)
Net income	9	18	(9)	(50%)
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$3	$12	$(9)	(75%)

Gross profit	$148	$174	$(26)	(15%)
Adjusted Gross Profit (1)	$157	$190	$(33)	(17%)
Adjusted EBITDA (1)	$34	$56	$(22)	(39%)

(1)Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.     Our sales were $794 million for the three months ended March 31, 2020 as compared to $970 million for the three months ended March 31, 2019, a decrease of $176 million, or 18%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $6 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $638 million for the three months ended March 31, 2020 from $779 million for the three months ended March 31, 2019. This $141 million, or 18% decrease reflected a $67 million decrease in the upstream production sector, a $23 million decrease in the midstream pipeline sector, a $5 million decrease in the gas utilities sector and a $46 million decrease in the downstream and industrial sector. The decline in the upstream production sector is a result of reduced customer spending and resulting lower activity levels, including a 25% corresponding reduction in rig count. The decline in the midstream pipeline sector is attributable to increased capital discipline by our customers, which has had an ongoing impact since mid 2019, as well as the timing of project activity. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic in March 2020.

Canada Segment—Our Canada sales decreased to $50 million for the three months ended March 31, 2020 from $68 million for the three months ended March 31, 2019, a decrease of $18 million, or 26%. The decline reflected a $9 million decrease in the upstream production sector as a result of low Canadian oil prices and production limitations imposed by the government of Alberta. In addition, the gas utilities sector declined $7 million as a result of non-recurring project work.

International Segment—Our International sales decreased to $106 million for the three months ended March 31, 2020 from $123 million for the same period in 2019. The $17 million, or 14%, decrease is primarily attributable to the first quarter 2019 completion of a multi-year project in Kazakhstan. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $6 million, or 5%.

Gross Profit.    Our gross profit was $148 million (18.6% of sales) for the three months ended March 31, 2020 as compared to $174 million (17.9% of sales) for the three months ended March 31, 2019. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $3 million for the first three months of 2020 compared to no impact to cost of sales in the first three months of 2019. Excluding the impact of LIFO, gross profit improved 40 basis points.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $157 million (19.8% of sales) for the three months ended March 31, 2020 from $190 million (19.6% of sales) for the three months ended March 31, 2019, a decrease of $33 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2020	of Revenue*	2019	of Revenue*
Gross profit, as reported	$148	18.6%	$174	17.9%
Depreciation and amortization	5	0.6%	5	0.5%
Amortization of intangibles	7	0.9%	11	1.1%
(Decrease) increase in LIFO reserve	(3)	(0.4%)	-	0.0%
Adjusted Gross Profit	$157	19.8%	$190	19.6%
*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $126 million for the three months ended March 31, 2020 as compared to $139 million for the three months ended March 31, 2019. The $13 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. These lower personnel costs were partially offset by $6 million of bad debt expense in the three months ended March 31, 2020, an increase of $4 million over the same period in 2019, resulting from the declining financial condition, including bankruptcy, of certain customers and the impact of the adoption of ASU 2016-13 on January 1, 2020. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $1 million.

Operating Income. Operating income was $22 million for the three months ended March 31, 2020 as compared to $35 million for the three months ended March 31, 2019, a decline of $13 million.

U.S. Segment—Operating income for our U.S. segment was $18 million for the three months ended March 31, 2020 compared to $32 million for the three months ended March 31, 2019. The $14 million decline was attributable to lower revenues offset by improved gross profit percentage and lower SG&A expense.

Canada Segment—Operating income for our Canada segment was $0 million for the three months ended March 31, 2020 and 2019.

International Segment—Operating income for our international segment was $4 million for the three months ended March 31, 2020 as compared to $3 million for the three months ended March 31, 2019. The $1 million improvement in operating income was primarily attributable to cost reductions that occurred in the fourth quarter of 2019.

Interest Expense. Our interest expense was $8 million and $11 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense was attributable to lower average debt levels and interest rates during the first three months of 2020 as compared to the first three months of 2019.

Other, net. Our other income was $0 million for the three months ended March 31, 2020 and March 31, 2019.

Income Tax Expense. Our income tax expense was $5 million for the three months ended March 31, 2020 as compared to $6 million for the three months ended March 31, 2019. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the three months ended March 31, 2020 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 36% and 25% for the three months ended March 31, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the three months ended March 31, 2020 was higher due to a $1 million discrete tax charge related to share-based compensation plans. Excluding this impact, the effective tax rate would have been 29%.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures that do not materially impact the Company’s deferred tax liability and its year-to-date effective tax rate.  Given the uncertain outlook, we will continue to evaluate any future tax impacts resulting from the CARES Act.

Net Income. Our net income was $9 million and $18 million for the three months ended March 31, 2020 and 2019, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $34 million (4.3% of sales) for the three months ended March 31, 2020 as compared to $56 million (5.8% of sales) for the three months ended March 31, 2019.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net income	$9	$18
Income tax expense	5	6
Interest expense	8	11
Depreciation and amortization	5	5
Amortization of intangibles	7	11
(Decrease) increase in LIFO reserve	(3)	-
Equity-based compensation expense	2	4
Gain on early exthinguishment of debt	(1)	-
Foreign currency losses	2	1
Adjusted EBITDA	$34	$56

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility that provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. As of March 31, 2020, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $386 million. The Global ABL Facility matures in September 2022. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2020, we had $135 million of borrowings outstanding and $437 million of Excess Availability, as defined under our Global ABL Facility and adjusted for the pro forma effect of an inventory appraisal completed in April 2020. Including cash on hand of $28 million, total liquidity equaled $465 million.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of March 31, 2020 and December 31, 2019, we had cash of $28 million and $32 million, respectively, substantially all of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In April 2020, Moody’s Investor Services downgraded our credit rating from B1 to B2 largely due to softening demand for our products the COVID-19 pandemic and the reduction in our customer’s spending outlook from unusually low oil and gas prices. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2020. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net cash provided by (used in) :
Operating activities	$37	$(40)
Investing activities	(2)	(2)
Financing activities	(36)	26
Net decrease in cash and cash equivalents	$(1)	$(16)

Operating Activities

Net cash provided by operating activities was $37 million during the three months ended March 31, 2020 compared to $40 million used in operating activities during the three months ended March 31, 2019. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in the first three months of 2020 as compared to the first three months of 2019. A reduction in working capital provided cash of $9 million in the first three months of 2020 compared to $83 million used to grow working capital in the first three months of 2019. In particular, growth in accounts receivable utilized only $33 million of cash in the first three months of 2020 compared to $47 million in the first three months of 2019. In addition, inventory utilized only $4 million of cash in the first three months of 2020 as compared to $42 million in the same period of 2019. The accounts receivable and inventory use of cash were offset by $49 million of cash provided from a reduction in accounts payable in the first three months of 2020 as compared to $27 million in the first three months of 2019.

Investing Activities

Net cash used in investing activities was comprised of capital expenditures totaling $2 million for the three months ended March 31, 2020 and 2019.

Financing Activities

Net cash used in financing activities was $36 million for the three months ended March 31, 2020 compared to $26 million provided by financing activities for the three months ended March 31, 2019. In the first three months of 2020, we had net payments under revolving credit facilities of $23 million as compared to net borrowing of $63 million in the first three months of 2019. We used $25 million in the first three months of 2019 to fund purchases of our common stock. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2020 and 2019. In addition, we repurchased and retired $3 million of our outstanding Term Loan in March 2020.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2020, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

An annual appraisal of the Company’s inventory value was completed in April 2020 by the administrative agent for the banks pursuant to the Third Amended and Restated, Loan, Security and Guarantee Agreement dated as of September 22, 2017 (as amended, the “Global ABL Facility”) among MRC Global (US) Inc. and certain other subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the banks that are a party thereto (the “Lenders”).  In the appraisal, the Net Orderly Liquidation Value (as defined in the Global ABL Facility) percentages decreased from those in the 2019 appraisal.  Notwithstanding this decrease, the Lenders have agreed that, for purposes of determining Net Orderly Liquidation Value in the inventory component of each of the Borrowing Bases (as defined in the Global ABL Facility), one-half of the relevant percentage decrease in the calculation of each Borrowing Base will be used instead of the full percentage decrease.  This would have the impact of reducing the Company’s liquidity under the Global ABL Facility by $58 million if applied at March 31, 2020 rather than the larger amount indicated by the appraisal.  The applicable subsidiary of the Company has agreed to pay each consenting Lender a fee equal to 10 basis points on the Lender’s Commitment (as defined in the Global ABL Facility,) and, if Excess Availability (as defined in the Global ABL Facility) falls below $200 million at any time prior to the next annual appraisal, the applicable subsidiary of the Company will pay for an additional inventory appraisal and refrain from borrowing or requesting additional letters of credit if Excess Availability is or would be less than $200 million after giving effect to the transaction until after the completion and implementation of the new inventory appraisal.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

10.1*	Consent Fee Letter dated April 26, 2020 between MRC Global (US) Inc. and Bank of America, N.A.

10.2*

Consent memorandum dated April 27, 2020 among MRC Global (US) Inc., and certain other subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the banks that are a party thereto.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2020 and 2019, (iv) the Condensed Statements of Stockholders’ Equity for the three month periods ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020

MRC GLOBAL INC.
By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer