Form 10-Q
period 2020-06-30
MRC GLOBAL INC.
filed 2020-07-29
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

There were 82,067,573 shares of the registrant’s common stock (excluding 169,603 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 22, 2020.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash	$19	$32
Accounts receivable, net	379	459
Inventories, net	627	701
Other current assets	36	26
Total current assets	1,061	1,218

Long-term assets:
Operating lease assets	163	186
Property, plant and equipment, net	131	138
Other assets	17	19

Intangible assets:
Goodwill, net	264	483
Other intangible assets, net	241	281
	$1,877	$2,325

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$301	$357
Accrued expenses and other current liabilities	89	91
Operating lease liabilities	33	34
Current portion of long-term debt	4	4
Total current liabilities	427	486

Long-term liabilities:
Long-term debt, net	470	547
Operating lease liabilities	157	167
Deferred income taxes	81	91
Other liabilities	46	37

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,283,903 and 105,624,750 issued, respectively	1	1
Additional paid-in capital	1,733	1,731
Retained deficit	(767)	(483)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(251)	(232)
	341	642
	$1,877	$2,325

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Sales	$602	$984	$1,396	$1,954
Cost of sales	523	810	1,169	1,606
Gross profit	79	174	227	348
Selling, general and administrative expenses	126	133	252	272
Goodwill and intangible asset impairment	242	-	242	-
Operating (loss) income	(289)	41	(267)	76
Other (expense) income:
Interest expense	(7)	(10)	(15)	(21)
Other, net	(2)	1	(2)	1

(Loss) income before income taxes	(298)	32	(284)	56
Income tax (benefit) expense	(17)	8	(12)	14
Net (loss) income	(281)	24	(272)	42
Series A preferred stock dividends	6	6	12	12
Net (loss) income attributable to common stockholders	$(287)	$18	$(284)	$30

Basic (loss) income per common share	$(3.50)	$0.22	$(3.47)	$0.36
Diluted (loss) income per common share	$(3.50)	$0.21	$(3.47)	$0.35
Weighted-average common shares, basic	82.0	83.2	81.9	83.8
Weighted-average common shares, diluted	82.0	83.9	81.9	84.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net (loss) income	$(281)	$24	$(272)	$42

Other comprehensive income (loss)
Foreign currency translation adjustments	8	2	(13)	5
Hedge accounting adjustments, net of tax	-	(4)	(6)	(6)
Total other comprehensive income (loss), net of tax	8	(2)	(19)	(1)
Comprehensive (loss) income	$(273)	$22	$(291)	$41

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended June 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617
Net loss	-	-	-	(281)	-	-	-	(281)
Foreign currency translation	-	-	-	-	-	-	8	8
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2020	106	$1	$1,733	$(767)	(24)	$(375)	$(251)	$341

	Six Months Ended June 30, 2019
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2018	105	$1	$1,721	$(498)	(19)	$(300)	$(232)	$692
Net income	-	-	-	18	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	3	3
Hedge accounting adjustments	-	-	-	-	-	-	(2)	(2)
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(2)	(25)	-	(25)
Balance at March 31, 2019	105	$1	$1,719	$(486)	(21)	$(325)	$(231)	$678
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	(4)	(4)
Equity-based compensation expense	1	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Purchase of common stock	-	-	-	-	(1)	(25)	-	(25)
Balance at June 30, 2019	106	$1	$1,722	$(468)	(22)	$(350)	$(233)	$672

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2020	2019

Operating activities
Net (loss) income	$(272)	$42
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	10	11
Amortization of intangibles	13	22
Equity-based compensation expense	5	7
Deferred income tax benefit	(8)	(2)
Decrease in LIFO reserve	(9)	(1)
Goodwill and intangible asset impairment	242	-
Lease impairment and abandonment	15	-
Inventory-related charges	34	-
Provision for uncollectible accounts	5	2
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable	69	(47)
Inventories	41	-
Other current assets	(10)	1
Accounts payable	(51)	2
Accrued expenses and other current liabilities	(1)	(31)
Net cash provided by operations	84	8

Investing activities
Purchases of property, plant and equipment	(5)	(6)
Other investing activities	-	2
Net cash used in investing activities	(5)	(4)

Financing activities
Payments on revolving credit facilities	(460)	(513)
Proceeds from revolving credit facilities	389	569
Payments on long-term obligations	(4)	(2)
Purchase of common stock	-	(50)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(3)	(6)
Other	-	1
Net cash used in financing activities	(90)	(13)

Decrease in cash	(11)	(9)
Effect of foreign exchange rate on cash	(2)	1
Cash -- beginning of period	32	43
Cash -- end of period	$19	$35

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$20
Cash paid for income taxes	$2	$17

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2020. We have derived our condensed consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements for the year ended December 31, 2019. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

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

Adoption of New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020. The adoption of this new standard resulted in the recognition of $1 million of incremental bad debt expense in the three and six months ended June 30, 2020.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2020 and December 31, 2019 was $16 million and $26 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2020 and December 31, 2019 was $5 million and $4 million, respectively. During the three and six months ended June 30, 2020, we recognized $2 million and $4 million of revenue that was deferred as of December 31, 2019, respectively. During the three and six months ended June 30, 2019, we recognized $1 million and $6 million of revenue that was deferred as of December 31, 2018.  Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2020:
Upstream production	$66	$18	$50	$134
Midstream pipeline	82	3	2	87
Gas utilities	200	5	-	205
Downstream & industrial	126	2	48	176
	$474	$28	$100	$602
2019:
Upstream production	$188	$41	$55	$284
Midstream pipeline	161	9	4	174
Gas utilities	244	3	-	247
Downstream & industrial	213	5	61	279
	$806	$58	$120	$984

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2020:
Upstream production	$205	$55	$96	$356
Midstream pipeline	192	7	7	206
Gas utilities	399	8	-	407
Downstream & industrial	316	8	103	427
	$1,112	$78	$206	$1,396
2019:
Upstream production	$394	$87	$115	$596
Midstream pipeline	294	15	12	321
Gas utilities	448	13	-	461
Downstream & industrial	449	11	116	576
	$1,585	$126	$243	$1,954

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2020	2019
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$326	$355
Carbon steel pipe, fittings and flanges	215	268
All other products	250	268
	791	891
Less: Excess of average cost over LIFO cost (LIFO reserve)	(146)	(155)
Less: Other inventory reserves	(18)	(35)
	$627	$701

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. Our inventory quantities are expected to be reduced for the current year, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and six months ended June 30, 2020, the effect of this LIFO decrement decreased cost of sales by approximately $5 million and $8 million, respectively.

In the second quarter of 2020, we incurred non-cash inventory-related charges totaling $34 million necessary to reduce the carrying value of certain products determined to be excess or obsolete to their net realizable value based on our current market outlook for these products. This amount includes $19 million in our U.S. segment, $1 million in our Canada segment, and $14 million in our International segment due to increased reserves for excess and obsolete inventory as well as the exit of the Thailand business. We may continue to sell to customers in Thailand from time-to-time on an export basis.

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

Expense associated with our operating leases was $9 million and $19 million for the three and six months ended June 30, 2020, respectively, and $11 million and $21 million for the three and six months ended June 30, 2019, respectively, which is classified in selling, general and administrative expenses.  Cash paid for leases recognized as liabilities was $11 million and $22 million for the three and six months ended June 30, 2020, respectively, and $11 million and $21 million for the three and six months ended June 30, 2019, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2020	$20
2021	37
2022	29
2023	22
2024	18
After 2024	188
Total lease payments	314
Less: Interest	(124)
Present value of lease liabilities	$190

Amounts maturing after 2024 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048.

The term and discount rate associated with leases are as follows:

June 30,
Operating Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.1%

During the second quarter of 2020, actions were taken to close a number of facilities as part of a broader plan to streamline operations and reduce costs.  In connection with these closures, we incurred charges totaling $15 million related to impairments of right of use assets, lease abandonments and charges associated with contractual obligations under lease agreements.  These are reflected in selling, general and administrative expense in the accompanying statement of operations and amounted to $2 million, $1 million, and $12 million in our U.S., Canada and International segments, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

In the first half of 2020, demand for oil and natural gas declined sharply as a result of the coronavirus disease 2019 (“COVID-19”) pandemic.  This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business.  We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter.  At this time, there remains ongoing uncertainty around the timing and extent of any recovery. We have taken a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers have taken to curtail costs and reduce spending. As a result of these developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values.  Accordingly, we completed an interim goodwill impairment test as of April 30, 2020.  This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

Goodwill by reporting unit is shown as follows (in millions):
	U.S.	Canada	International	Total
Balance at December 31, 2019 (1)	$441	$-	$42	$483
Impairment	(177)	-	(40)	(217)
Foreign currency translation adjustments	-	-	(2)	(2)
Balance at June 30, 2020	$264	$-	$-	$264

(1)	Net of prior years’ accumulated impairment of $350 million, $69 million and $183 million in the United States, Canada and International, respectively.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset.  This test resulted in an impairment charge of $25 million.  The remaining balance of the indefinite-lived tradename was $107 million as of June 30, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates including future operating results, the extent and timing of future cash flows, working capital requirements, sales prices, profitability, discount rates, sales growth trends and cost trends.  As of June 30, 2020, the discount rates utilized to value the reporting units were in a range from 9.75% to 11.25%. We utilized third-party valuation advisors to assist us with these valuations. These impairment assessments incorporate inherent uncertainties, which are difficult to predict in volatile economic environments. While we believe that our assumptions and estimates are reasonable, actual results may differ materially from projected results which could result in the recognition of additional impairment charges in future periods.

NOTE 6 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2020	2019
Senior Secured Term Loan B, net of discount and issuance costs of $2	$385	$390
Global ABL Facility	89	161
	474	551
Less: Current portion	(4)	(4)
	$470	$547

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

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the six months ended June 30, 2020.

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $411 million as of June 30, 2020.

Interest on Borrowings: The interest rates on our borrowings outstanding at June 30, 2020 and December 31, 2019, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	June 30,	December 31,
	2020	2019
Senior Secured Term Loan B	4.93%	5.50%
Global ABL Facility	1.78%	3.47%
Weighted average interest rate	4.34%	4.91%

NOTE 7 – REDEEMABLE PREFERRED STOCK

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. Effective June 10, 2020, the Company has the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. As of June 30, 2020, there were no remaining authorizations outstanding under these programs. There were 82,067,573 shares of common stock outstanding as of June 30, 2020.

The following table summarizes the share repurchase activity:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Number of shares acquired on the open market	-	1,372,084	-	3,130,621
Average price per share	$-	$18.24	$-	$15.99
Total cost of acquired shares (in millions)	$-	$25	$-	$50

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2020, 336,325 performance share unit awards, 169,603 restricted stock shares and 1,309,157 shares of restricted stock units have been granted to employees. To date, 9,526,444 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$(237)	$(224)
Hedge accounting adjustments	(13)	(7)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(251)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net (loss) income	$(281)	$24	$(272)	$42
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net (loss) income attributable to common stockholders	$(287)	$18	$(284)	$30

Weighted average basic shares outstanding	82.0	83.2	81.9	83.8
Effect of dilutive securities	-	0.7	-	0.9
Weighted average diluted shares outstanding	82.0	83.9	81.9	84.7

Net (loss) income per share:
Basic	$(3.50)	$0.22	$(3.47)	$0.36
Diluted	$(3.50)	$0.21	$(3.47)	$0.35

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2020 and 2019, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2020, we had approximately 4.2 million and 3.7 million anti-dilutive stock options, respectively. For the three and six months ended June 30, 2019, we had approximately 2.6 million anti-dilutive stock options. There were 0.3 million and 0.5 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and six months ended June 30, 2020, respectively. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and six months ended June 30, 2019.

NOTE 9 – SEGMENT INFORMATION

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Sales
U.S.	$474	$806	$1,112	$1,585
Canada	28	58	78	126
International	100	120	206	243
Consolidated sales	$602	$984	$1,396	$1,954

Operating (loss) income
U.S.	$(226)	$39	$(208)	$71
Canada	(2)	-	(2)	-
International	(61)	2	(57)	5
Total operating (loss) income	(289)	41	(267)	76

Interest expense	(7)	(10)	(15)	(21)
Other, net	(2)	1	(2)	1
(Loss) income before income taxes	$(298)	$32	$(284)	$56

	June 30,	December 31,
	2020	2019
Total assets
U.S.	$1,568	$1,915
Canada	73	91
International	236	319
Total assets	$1,877	$2,325

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2020	2019	2020	2019
Line pipe	$80	$161	$180	$315
Carbon fittings and flanges	73	158	188	311
Total carbon pipe, fittings and flanges	153	319	368	626
Valves, automation, measurement and instrumentation	249	380	572	763
Gas products	114	145	248	278
Stainless steel and alloy pipe and fittings	30	42	67	92
General products	56	98	141	195
	$602	$984	$1,396	$1,954

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $17 million and $9 million as of June 30, 2020 and December 31, 2019, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $24 million and $21 million at June 30, 2020 and December 31, 2019, respectively. The fair value of our foreign exchange contracts was not material as of June 30, 2020 and December 31, 2019.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $474 million and $551 million at June 30, 2020 and December 31, 2019, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $455 million and $554 million at June 30, 2020 and December 31, 2019 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2020, we are named a defendant in approximately 603 lawsuits involving approximately 1,179 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	decreases in oil and natural gas prices;
•	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
•	U.S. and international general economic conditions;
•	our ability to compete successfully with other companies in our industry;
•	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
•	unexpected supply shortages;
•	cost increases by our suppliers;
•	our lack of long-term contracts with most of our suppliers;
•	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
•	decreases in steel prices, which could significantly lower our profit;
•	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
•	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
•	changes in our customer and product mix;
•	risks related to our customers’ creditworthiness;
•	the success of our acquisition strategies;
•	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
•	our significant indebtedness;
•	the dependence on our subsidiaries for cash to meet our obligations;
•	changes in our credit profile;
•	a decline in demand for or adverse change in the value of certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
•	significant substitution of alternative fuels for oil and gas;

•	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
•	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
•	product liability claims against us;
•	pending or future asbestos-related claims against us;
•	the potential loss of key personnel;
•	adverse health events, such as a pandemic;
•	interruption in the proper functioning of our information systems;
•	the occurrence of cybersecurity incidents;
•	loss of third-party transportation providers;
•	potential inability to obtain necessary capital;
•	risks related to adverse weather events or natural disasters;
•	impairment of our goodwill or other intangible assets;
•	adverse changes in political or economic conditions in the countries in which we operate;
•	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
•	risks associated with international instability and geopolitical developments, including armed conflicts and terrorism;
•	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
•	our intention not to pay dividends; and
•	risks related to changing laws and regulations, including trade policies and tariffs.

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

Overview

We are the largest distributor of pipe, valves and fittings (“PVF”) and other infrastructure products and services to the energy industry, based on sales. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the upstream production (exploration, production and extraction of underground oil and gas), midstream pipeline (gathering and transmission of oil and gas), gas utilities and downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With nearly 100 years of history, our approximate 2,850 employees serve over 13,000 customers through approximately 240 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the upstream production, midstream pipeline, gas utilities and downstream and industrial sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

●

Oil and Natural Gas Prices. Sales of PVF and related infrastructure products to the oil and natural gas industry constitute over 90% of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity.

●

Economic Conditions. The demand for the products we distribute is dependent on the general economy, the energy sector and other factors. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for the products we distribute to materially change.

●

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

●

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

Recent Trends and Outlook

During the first six months of 2020, the average oil price of West Texas Intermediate (“WTI”) decreased to $36.58 per barrel from $57.39 per barrel in the first six months of 2019. Natural gas prices decreased to an average price of $1.80/MMBtu (Henry Hub) for the first six months of 2020 compared to $2.74/MMBtu (Henry Hub) for the first six months of 2019. North American drilling rig activity decreased 39% in the first six months of 2020 as compared to the first six months of 2019. U.S. well completions were down 36% in the first six months of 2020 compared to the same period in 2019.

The energy industry, and our business in turn, is cyclical in nature. In 2019, our customers demonstrated an increased focus on returns on invested capital, which drove a more disciplined approach to spending that continues to impact each of our business sectors. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the coronavirus disease 2019 (“COVID-19”) pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined and manufacturing declined. As a result, the need for oil consumption dropped dramatically. At the same time, the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations were initially unable to reach an agreement on oil production levels.  This lack of agreement, between Saudi Arabia and Russia in particular, escalated concerns over the potential for oversupply of oil during a period of weakened demand thereby causing a significant, sustained decline in commodity prices.  Major oil-producing nations did reduce oil production during the second quarter of 2020 to help offset the virus-related demand destruction but have recently announced their intention to start easing these cuts beginning in August 2020 due to current trends indicating a modest increase in oil demand. However, the expected level of oil demand in the near term is projected to be substantially lower than prior year levels. There remains significant uncertainty regarding the timing and extent of any recovery, including the possibility of a global recession or depression and any possible structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact. As a result, spending plan estimates by sell-side research analysts indicate a decrease in oil and gas industry spending in 2020 of as much as 30% globally, including up to 50% in the U.S. upstream market. These reductions in spending directly impact both the upstream production and midstream pipeline components of our business. In addition, we have seen our customers in the downstream sector seek to defer turnarounds and routine maintenance and idle facilities in order to preserve liquidity and comply with COVID-19 related limitations on employee activities. Furthermore, approximately 80% of our business is concentrated in the U.S. market where the majority of industry spend reductions are occurring. Given these recent developments, the risk of resurgence of the COVID-19 virus and the continuing focus on capital discipline by oil and gas exploration and production operators, we experienced a sharp decline in sales during the second quarter of 2020 and expect the market to remain challenged until there is a step-change improvement related to COVID-19 concerns, improving the outlook for global oil demand.

Because of the challenging outlook for the remainder of 2020, we have taken a number of steps to further reduce our operating costs. These steps include the following:

●	A voluntary early retirement program and an involuntary reduction in force to reduce headcount
●	Ongoing freezes on hiring and compensation increases
●	An indefinite suspension of the Company’s 401(k) matching contributions to its U.S. employees
●	Reductions in annual bonus incentive targets and resulting payouts for both executive management and eligible employees
●	A 30% reduction in equity grants to non-executive directors

●	For eligible executives and employees, a reduction in the long-term incentive awards that the Company grants to them pursuant to the Company’s 2011 Omnibus Incentive Plan
●	Management and employee furloughs
●	Closure of certain branches and distribution centers where customer spending demand does not warrant continuation of those operations as we continue to adjust our distribution network as needed.
●	Continued cost reductions and efficiency efforts throughout the Company

In addition to these efforts, we are actively managing our investment in working capital to an appropriate level, which can allow us to generate cash and reduce our indebtedness.

During the second quarter of 2020, we closed 11 branches and took other actions to reduce our costs associated with leased branches.  As a result of these actions, we incurred charges totaling $15 million related to impairment of right of use assets, lease abandonment and charges associated with contractual obligations under lease agreements.  Through these branch closures and other reductions in force, we reduced headcount by over 300 employees during the second quarter of 2020.  In connection with these reductions, we incurred severance costs of $7 million during the quarter. We continue to take actions to further reduce operating costs and have plans to close additional facilities and further reduce headcount in the third quarter. Additional severance, restructuring and closure costs may be incurred to complete these actions.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our video and audio conferencing and enterprise resource planning and other operational systems have enabled our office employees to work from home, performing their job functions with minimal disruption or impact on our internal control environment. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. We have limited employee travel to local deliveries of our products. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain screening, providing personal protection equipment such as face masks and hand sanitizer and providing “deep” cleaning services at Company facilities. Currently, of our approximate 2,850 employees, we have 27 employees with current cases of COVID-19. If we were to develop a COVID-19 hotspot at one of our facilities, we have plans to isolate those in contact with the impacted employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the Center for Disease Control ("CDC") and other authorities on an ongoing basis, and as various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. While there have been some temporary interruptions of manufacturing for some of our products, especially those who manufacture product or components in China, South Korea and Italy, many of these manufacturers have now resumed production. We have not experienced significant delays by transportation providers. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we are working with our customers to discuss the impact of the COVID-19 delay. We continue to monitor the situation and have ongoing dialogue with our customers regarding the status of impacted orders.

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

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2020	2019	2019
U.S.	$220	$301	$351
Canada	22	34	39
International	150	174	188
	$392	$509	$578

Approximately 3% of our June 30, 2019 ending backlog was associated with two customers in our U.S. segment. In addition, approximately 2% of our ending backlog for June 30, 2019 was associated with one customer in our International segment. In each case, these were related to significant customer projects that were substantially completed before the end of 2019. Excluding these projects, our backlog as of June 30, 2020 had decreased 23% and 28% from December 31, 2019 and June 30, 2019, respectively. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Average Rig Count (1):
United States	392	989	588	1,016
Canada	25	82	110	132
Total North America	417	1,071	698	1,148
International	834	1,109	954	1,069
Total	1,251	2,180	1,652	2,217

Average Commodity Prices (2):
WTI crude oil (per barrel)	$27.96	$59.88	$36.58	$57.39
Brent crude oil (per barrel)	$29.70	$69.04	$40.23	$66.07
Natural gas ($/MMBtu)	$1.70	$2.57	$1.80	$2.74

Average Monthly U.S. Well Permits (3)	1,441	4,887	1,844	5,363
U.S. Wells Completed (2)	1,475	3,904	4,764	7,397
3:2:1 Crack Spread (4)	$12.11	$21.73	$12.91	$19.39

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The breakdown of our sales by sector for the three months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended
	June 30, 2020		June 30, 2019
Upstream production	$134	22%	$284	29%
Midstream pipeline	87	15%	174	18%
Gas utilities	205	34%	247	25%
Downstream & industrial	176	29%	279	28%
	$602	100%	$984	100%

For the three months ended June 30, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change
Sales:
U.S.	$474	$806	$(332)	(41)%
Canada	28	58	(30)	(52)%
International	100	120	(20)	(17)%
Consolidated	$602	$984	$(382)	(39)%

Operating (loss) income:
U.S.	$(226)	$39	$(265)	N/M
Canada	(2)	-	(2)	N/M
International	(61)	2	(63)	N/M
Consolidated	(289)	41	(330)	N/M

Interest expense	(7)	(10)	3	(30)%
Other, net	(2)	1	(3)	N/M
Income tax benefit (expense)	17	(8)	25	N/M
Net (loss) income	(281)	24	(305)	N/M
Series A preferred stock dividends	6	6	-	0%
Net (loss) income attributable to common stockholders	$(287)	$18	$(305)	N/M

Gross profit	$79	$174	$(95)	(55)%
Adjusted Gross Profit (1)	$118	$190	$(72)	(38)%
Adjusted EBITDA (1)	$17	$60	$(43)	(72)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.     Our sales were $602 million for the three months ended June 30, 2020 as compared to $984 million for the three months ended June 30, 2019, a decrease of $382 million, or 39%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $7 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $474 million for the three months ended June 30, 2020 from $806 million for the three months ended June 30, 2019. This $332 million, or 41%, decrease reflected a $122 million decrease in the upstream production sector, a $79 million decrease in the midstream pipeline sector, a $44 million decrease in the gas utilities sector and an $87 million decrease in the downstream and industrial sector. The decline in the upstream production sector is a result of reduced customer spending and resulting lower activity levels, including a 62% corresponding reduction in well completions. The decline in the midstream pipeline sector is attributable to reduced customer spending as well as the timing of project activity. The decline in gas utilities was primarily due to pandemic restrictions as customers paused spending. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic in the second quarter of 2020.

Canada Segment—Our Canada sales decreased to $28 million for the three months ended June 30, 2020 from $58 million for the three months ended June 30, 2019, a decrease of $30 million, or 52%. The decline reflected a $23 million decrease in the upstream production sector which was adversely affected by the COVID-19 pandemic and associated reduced demand. In addition, the midstream pipeline sector declined $6 million as a result of non-recurring project work. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 2%.

International Segment—Our International sales decreased to $100 million for the three months ended June 30, 2020 from $120 million for the same period in 2019. The $20 million, or 17%, decrease is, in part, attributable to the 2019 completion of a multi-year project in Kazakhstan. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $6 million, or 5%.

Gross Profit.    Our gross profit was $79 million (13.1% of sales) for the three months ended June 30, 2020 as compared to $174 million (17.7% of sales) for the three months ended June 30, 2019. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $6 million for the second quarter of 2020 compared to $1 million in the second quarter of 2019. In addition, gross profit for the three months ended June 30, 2020 was negatively impacted by $34 million of inventory-related charges.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $118 million (19.6% of sales) for the three months ended June 30, 2020 from $190 million (19.3% of sales) for the three months ended June 30, 2019, a decrease of $72 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2020	of Revenue*	2019	of Revenue
Gross profit, as reported	$79	13.1%	$174	17.7%
Depreciation and amortization	5	0.8%	6	0.6%
Amortization of intangibles	6	1.0%	11	1.1%
Decrease in LIFO reserve	(6)	(1.0)%	(1)	(0.1)%
Inventory-related charges	34	5.6%	-	0.0%
Adjusted Gross Profit	$118	19.6%	$190	19.3%
* Does not foot due to rounding.

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $126 million for the three months ended June 30, 2020 as compared to $133 million for the three months ended June 30, 2019. The $7 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. These lower personnel costs were partially offset by $15 million of expenses associated with facilities closures in the three months ended June 30, 2020, and $7 million of severance and restructuring charges. Excluding these charges, SG&A would have been $104 million.  The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $2 million.

Goodwill and Intangible Asset Impairment. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic.  This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business.  We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter.  At this time, there remains ongoing uncertainty around the timing and extent of any recovery. We have taken a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers have taken to curtail costs and reduce spending. As a result of these developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values.  Accordingly, we completed an interim goodwill impairment test as of April 30, 2020.  This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset.  This test resulted in an impairment charge of $25 million.  The remaining balance of the indefinite-lived tradename was $107 million as of June 30, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Operating(Loss) Income. Operating loss was $289 million for the three months ended June 30, 2020 as compared to operating income of $41 million for the three months ended June 30, 2019, a decline of $330 million.

U.S. Segment—Operating loss for our U.S. segment was $226 million for the three months ended June 30, 2020 compared to operating income of  $39 million for the three months ended June 30, 2019, a $265 million decline.  Operating loss for the second quarter of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $6 million of severance costs, and $2 million of costs associated with facility closures.  Excluding these charges, operating income would have been $3 million, a decline of $36 million, which was driven by lower sales offset by a reduction in SG&A.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended June 30, 2020 and 2019 as compared to $0 million for the three months ended June 30, 2019.  The $2 million decline included $1 million of costs associated with facility closures.

International Segment—Operating loss for our international segment was $61 million for the three months ended June 30, 2020 as compared to operating income of $2 million for the three months ended June 30, 2019. The $63 million decline included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $1 million of severance costs and $12 million of costs associated with facility closures.  Excluding these charges, operating income would have been $6 million for the three months ended June 30, 2020.

Interest Expense. Our interest expense was $7 million and $10 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest expense was attributable to lower average debt levels and interest rates during the second quarter of 2020 as compared to the second quarter of 2019.

Other, net. Our other expense was $2 million for the three months ended June 30, 2020 as compared to other income of $1 million for the three months ended June 30, 2019.  Other expense in the second quarter of 2020 included $3 million of asset write-downs related to facility closures.

Income Tax (Benefit) Expense. Our income tax benefit was $17 million for the three months ended June 30, 2020 as compared to $8 million of expense for the three months ended June 30, 2019. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax benefit for the three months ended June 30, 2020 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 6% and 25% for the three months ended June 30, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for three months ended June 30, 2020 was lower primarily due to a non-tax deductible goodwill impairment charge during the quarter.

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

Net (Loss) Income. Our net loss was $281 million for the three months ended June 30, 2020 as compared to net income of $24 million for the three months ended June 30, 2019, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $17 million (2.8% of sales) for the three months ended June 30, 2020 as compared to $60 million (6.1% of sales) for the three months ended June 30, 2019.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including intangible assets and inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2020	2019
Net (loss) income	$(281)	$24
Income tax (benefit) expense	(17)	8
Interest expense	7	10
Depreciation and amortization	5	6
Amortization of intangibles	6	11
Goodwill and intangible asset impairment	242	-
Inventory-related charges	34	-
Facility closures	18	-
Severance and restructuring	7	-
Decrease in LIFO reserve	(6)	(1)
Equity-based compensation expense	3	3
Foreign currency gains	(1)	(1)
Adjusted EBITDA	$17	$60

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The breakdown of our sales by sector for the six months ended June 30, 2020 and 2019 was as follows (in millions):

	Six Months Ended
	June 30, 2020		June 30, 2019
Upstream production	$356	25%	$596	31%
Midstream pipeline	206	15%	321	16%
Gas utilities	407	29%	461	24%
Downstream & industrial	427	31%	576	29%
	$1,396	100%	$1,954	100%

For the six months ended June 30, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change
Sales:
U.S.	$1,112	$1,585	$(473)	(30)%
Canada	78	126	(48)	(38)%
International	206	243	(37)	(15)%
Consolidated	$1,396	$1,954	$(558)	(29)%

Operating (loss) income:
U.S.	$(208)	$71	$(279)	N/M
Canada	(2)	-	(2)	N/M
International	(57)	5	(62)	N/M
Consolidated	(267)	76	(343)	N/M

Interest expense	(15)	(21)	6	(29)%
Other, net	(2)	1	(3)	N/M
Income tax benefit (expense)	12	(14)	26	N/M
Net (loss) income	(272)	42	(314)	N/M
Series A preferred stock dividends	12	12	-	0%
Net (loss) income attributable to common stockholders	$(284)	$30	$(314)	N/M

Gross profit	$227	$348	$(121)	(35)%
Adjusted Gross Profit (1)	$275	$380	$(105)	(28)%
Adjusted EBITDA (1)	$51	$116	$(65)	(56)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-28 herein.

Sales.     Our sales were $1,396 million for the six months ended June 30, 2020 as compared to $1,954 million for the six months ended June 30, 2019, a decrease of $558 million, or 29%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $13 million, or 1%.

U.S. Segment—Our U.S. sales decreased to $1,112 million for the six months ended June 30, 2020 from $1,585 million for the six months ended June 30, 2019. This $473 million, or 30%, decrease reflected a $189 million decrease in the upstream production sector, a $102 million decrease in the midstream pipeline sector, a $49 million decrease in the gas utilities sector and a $133 million decrease in the downstream and industrial sector. The decline in the upstream production sector is a result of reduced customer spending and resulting lower activity levels, including a 36% corresponding reduction in well completions. The decline in the midstream pipeline sector is attributable to reduced customer spending, as well as the timing of project activity. The decline in gas utilities was primarily due to pandemic restrictions as customers paused spending. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic which started in March 2020.

Canada Segment—Our Canada sales decreased to $78 million for the six months ended June 30, 2020 from $126 million for the six months ended June 30, 2019, a decrease of $48 million, or 38%. The decline reflected a $32 million decrease in the upstream production sector, which was adversely impacted by the COVID-19 pandemic and associated reduced demand. In addition, the midstream pipeline sector declined $8 million as a result of non-recurring project work.

International Segment—Our International sales decreased to $206 million for the six months ended June 30, 2020 from $243 million for the same period in 2019. The $37 million, or 15%, decrease is, in part, attributable to the 2019 completion of a multi-year project in Kazakhstan. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $12 million, or 5%.

Gross Profit.    Our gross profit was $227 million (16.3% of sales) for the six months ended June 30, 2020 as compared to $348 million (17.8% of sales) for the six months ended June 30, 2019. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $9 million for the first six months of 2020 compared to $1 million in the first six months of 2019. In addition, gross profit for the six months ended June 30, 2020 included $34 million of inventory-related charges.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $275 million (19.7% of sales) for the six months ended June 30, 2020 from $380 million (19.4% of sales) for the six months ended June 30, 2019, a decrease of $105 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2020	of Revenue	2019	of Revenue
Gross profit, as reported	$227	16.3%	$348	17.8%
Depreciation and amortization	10	0.7%	11	0.6%
Amortization of intangibles	13	0.9%	22	1.1%
Decrease in LIFO reserve	(9)	(0.6)%	(1)	(0.1)%
Inventory-related charges	34	2.4%	-	0.0%
Adjusted Gross Profit	$275	19.7%	$380	19.4%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $252 million for the six months ended June 30, 2020 as compared to $272 million for the six months ended June 30, 2019. The $20 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. These lower personnel costs were partially offset by $15 million of expenses associated with facilities closures, and $7 million of severance and restructuring charges in the six months ended June 30, 2020. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $3 million.

Goodwill and Intangible Asset Impairment. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic.  This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business.  We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter.  At this time, there remains ongoing uncertainty around the timing and extent of any recovery. We have taken a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers have taken to curtail costs and reduce spending. As a result of these developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values.  Accordingly, we completed an interim goodwill impairment test as of April 30, 2020.  This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset.  This test resulted in an impairment charge of $25 million.  The remaining balance of the indefinite-lived tradename was $107 million as of June 30, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Operating (Loss) Income . Operating loss was $267 million for the six months ended June 30, 2020 as compared to operating income of  $76 million for the six months ended June 30, 2019, a decline of $343 million.

U.S. Segment—Operating loss for our U.S. segment was $208 million for the six months ended June 30, 2020 compared to operating income of $71 million for the six months ended June 30, 2019. The $279 million decline in the first half of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $6 million of severance costs, and $2 million of costs associated with facility closures.  Excluding these charges, operating income would have been $21 million, a decline of $50 million, which was driven by lower sales offset by a reduction in SG&A.

Canada Segment—Operating loss for our Canada segment was $2 million for the six months ended June 30, 2020 compared to operating income of $0 million for the six months ended June 30, 2019. The $2 million decline included $1 million of costs associated with facility closures.

International Segment—Operating loss for our international segment was $57 million for the six months ended June 30, 2020 as compared to operating income of $5 million for the six months ended June 30, 2019. The $62 million decline included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $1 million of severance and $12 million of cost associated with facility closures.  Excluding these charges, operating income would have been $10 million which was primarily attributable to cost reductions that occurred in the fourth quarter of 2019.

Interest Expense. Our interest expense was $15 million and $21 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest expense was attributable to lower average debt levels and interest rates during the first six months of 2020 as compared to the first six months of 2019.

Other, net. Our other expense was $2 million for the six months ended June 30, 2020 and other income of $1 million for the  six months ended June 30, 2019. Other expense in the first six months of 2020 included $3 million of asset write-downs related to facility closures.

Income Tax (Benefit) Expense. Our income tax benefit was $12 million for the six months ended June 30, 2020 as compared to $14 million expense for the six months ended June 30, 2019. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the six months ended June 30, 2020 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 4% and 25% for the six months ended June 30, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the six months ended June 30, 2020 was lower primarily due to a non-tax deductible goodwill impairment charge during the quarter.

The CARES Act provides numerous tax provisions and other stimulus measures that do not materially impact the Company’s deferred tax liability and its year-to-date effective tax rate.  Given the uncertain outlook, we will continue to evaluate any future tax impacts resulting from the CARES Act.

Net (Loss) Income. We had a net loss of $272 million and net income of  $42 million for the six months ended June 30, 2020 and 2019, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $51 million (3.7% of sales) for the six months ended June 30, 2020 as compared to $116 million (5.9% of sales) for the six months ended June 30, 2019.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses (such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments and asset impairments, including intangible assets and inventory) and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2020	2019
Net (loss) income	$(272)	$42
Income tax (benefit) expense	(12)	14
Interest expense	15	21
Depreciation and amortization	10	11
Amortization of intangibles	13	22
Goodwill and intangible asset impairment	242	-
Inventory-related charges	34	-
Facility closures	18	-
Severance and restructuring	7	-
Decrease in LIFO reserve	(9)	(1)
Equity-based compensation expense	5	7
Gain on early extinguishment of debt	(1)	-
Foreign currency losses	1	-
Adjusted EBITDA	$51	$116

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility. As of June 30, 2020, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $385 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00.  No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. For the current year, as a result of declining profitability and the generation of positive cash flow from working capital contraction, we will likely be required to make a repayment by April 2021 pursuant to this provision.  Any such payment would be sourced from cash on hand and availability on our Global ABL Facility.  As such, the payment would reduce overall liquidity.

The Global ABL Facility matures in September 2022 and provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2020, we had $89 million of borrowings outstanding and $411 million of Excess Availability, as defined under our Global ABL Facility. Including cash on hand of $19 million, total liquidity was $430 million.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of June 30, 2020 and December 31, 2019, we had cash of $19 million and $32 million, respectively, substantially all of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the second quarter of 2020, Moody’s Investor Services and S&P Global Ratings downgraded our credit ratings, from B1 to B2 and B to B-, respectively, largely due to softening demand for our products due to the COVID-19 pandemic and the reduction in our customer’s spending outlook from unusually low oil and gas prices. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended June 30, 2020 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2020	2019
Net cash provided by (used in) :
Operating activities	$84	$8
Investing activities	(5)	(4)
Financing activities	(90)	(13)
Net decrease in cash and cash equivalents	$(11)	$(9)

Operating Activities

Net cash provided by operating activities was $84 million during the six months ended June 30, 2020 compared to $8 million during the six months ended June 30, 2019. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in the first six months of 2020 as compared to the first six months of 2019. A reduction in working capital provided cash of $48 million in the first six months of 2020 compared to $75 million used to grow working capital in the first six months of 2019. In particular, accounts receivable provided $69 million of cash in the first six months of 2020 compared to utilizing $47 million in the first six months of 2019. In addition, inventory provided $41 million of cash in the first six months of 2020 as compared to $0 million in the same period of 2019. The accounts receivable and inventory increase in cash were offset by $51 million of cash utilized by a decrease in accounts payable in the first six months of 2020 as compared to $2 million cash provided in the first three months of 2019.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $5 million and $6 million for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Net cash used in financing activities was $90 million for the six months ended June 30, 2020 compared to $13 million for the six months ended June 30, 2019. In the first six months of 2020, we had net payments under revolving credit facilities of $71 million as compared to net borrowing of $56 million in the first six months of 2019. We used $50 million in the first six months of 2019 to fund purchases of our common stock. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2020 and 2019. In addition, we repurchased and retired $3 million of our outstanding Term Loan in March 2020.

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

As of June 30, 2020, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Note 11-Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our purchases of MRC Global Inc. common stock during the second quarter of fiscal year 2020 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	2,058	$5.36	-	$-
May 1 - May 31	-	$-	-	$-
Jun 1 - Jun 30	-	$-	-	$-
2,058
(1) We purchased 2,058 shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

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

10.1	Consent Fee Letter dated April 26, 2020 between MRC Global (US) Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. filed with the SEC on April 29, 2020, File No. 001-35479).

10.2	Consent memorandum dated April 27, 2020 among MRC Global (US) Inc., and certain other subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the banks that are a party thereto. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of MRC Global Inc. filed with the SEC on April 29, 2020, File No. 001-35479)

10.3	Third Amendment to Employment Agreement, dated May 27, 2020, between MRC Global Inc. and Andrew Lane.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2020

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer