Form 10-Q
period 2020-09-30
MRC GLOBAL INC.
filed 2020-10-29
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

There were 82,238,993 shares of the registrant’s common stock (excluding 169,603 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 22, 2020.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash	$40	$32
Accounts receivable, net	343	459
Inventories, net	582	701
Other current assets	29	26
Total current assets	994	1,218

Long-term assets:
Operating lease assets	168	186
Property, plant and equipment, net	128	138
Other assets	16	19

Intangible assets:
Goodwill, net	264	483
Other intangible assets, net	235	281
	$1,805	$2,325

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$293	$357
Accrued expenses and other current liabilities	86	91
Operating lease liabilities	34	34
Current portion of long-term debt	4	4
Total current liabilities	417	486

Long-term liabilities:
Long-term debt, net	405	547
Operating lease liabilities	160	167
Deferred income taxes	80	91
Other liabilities	41	37

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,284,968 and 105,624,750 issued, respectively	1	1
Additional paid-in capital	1,736	1,731
Retained deficit	(770)	(483)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(245)	(232)
	347	642
	$1,805	$2,325

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Sales	$585	$942	$1,981	$2,896
Cost of sales	471	768	1,640	2,374
Gross profit	114	174	341	522
Selling, general and administrative expenses	100	137	352	409
Goodwill and intangible asset impairment	-	-	242	-
Operating income (loss)	14	37	(253)	113
Other (expense) income:
Interest expense	(7)	(10)	(22)	(31)
Other, net	1	2	(1)	3

Income (loss) before income taxes	8	29	(276)	85
Income tax expense (benefit)	5	8	(7)	22
Net income (loss)	3	21	(269)	63
Series A preferred stock dividends	6	6	18	18
Net (loss) income attributable to common stockholders	$(3)	$15	$(287)	$45

Basic (loss) income per common share	$(0.04)	$0.18	$(3.50)	$0.54
Diluted (loss) income per common share	$(0.04)	$0.18	$(3.50)	$0.53
Weighted-average common shares, basic	82.1	82.7	81.9	83.4
Weighted-average common shares, diluted	82.1	83.4	81.9	84.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net income (loss)	$3	$21	$(269)	$63

Other comprehensive income (loss)
Foreign currency translation adjustments	5	(8)	(8)	(3)
Hedge accounting adjustments, net of tax	1	-	(5)	(6)
Total other comprehensive income (loss), net of tax	6	(8)	(13)	(9)
Comprehensive income (loss)	$9	$13	$(282)	$54

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617
Net loss	-	-	-	(281)	-	-	-	(281)
Foreign currency translation	-	-	-	-	-	-	8	8
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2020	106	$1	$1,733	$(767)	(24)	$(375)	$(251)	$341
Net income	-	-	-	3	-	-	-	3
Foreign currency translation	-	-	-	-	-	-	5	5
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2020	106	$1	$1,736	$(770)	(24)	$(375)	$(245)	$347

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2020	2019

Operating activities
Net (loss) income	$(269)	$63
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	15	16
Amortization of intangibles	20	33
Equity-based compensation expense	8	12
Deferred income tax benefit	(10)	(5)
Decrease in LIFO reserve	(20)	(3)
Goodwill and intangible asset impairment	242	-
Lease impairment and abandonment	15	-
Inventory-related charges	34	-
Provision for uncollectible accounts	3	2
Other	3	2
Changes in operating assets and liabilities:
Accounts receivable	110	(4)
Inventories	102	56
Other current assets	(3)	-
Accounts payable	(63)	(3)
Accrued expenses and other current liabilities	(9)	(35)
Net cash provided by operations	178	134

Investing activities
Purchases of property, plant and equipment	(8)	(12)
Other investing activities	1	2
Net cash used in investing activities	(7)	(10)

Financing activities
Payments on revolving credit facilities	(655)	(786)
Proceeds from revolving credit facilities	519	733
Payments on long-term obligations	(5)	(3)
Purchase of common stock	-	(63)
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(3)	(6)
Other	-	1
Net cash used in financing activities	(162)	(142)

Increase (decrease) in cash	9	(18)
Effect of foreign exchange rate on cash	(1)	-
Cash -- beginning of period	32	43
Cash -- end of period	$40	$25

Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$30
Cash paid for income taxes	$3	$27

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related infrastructure products and services across each of the gas utilities (gas utilities and the storage and distribution of oil and gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering and transmission of oil and gas) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2020. We have derived our condensed consolidated balance sheet as of December 31, 2019 from the audited consolidated financial statements for the year ended December 31, 2019. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recent Issued Accounting Pronouncements: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This update will be effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"). The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

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

Adoption of New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020. The adoption of this new standard resulted in the recognition of $1 million of incremental bad debt expense in the nine months ended September 30, 2020.

NOTE 2 – REVENUE RECOGNITION

We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize substantially all of our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from sales in the accompanying consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. In some cases, particularly with third-party pipe shipments, shipping and handling costs are considered separate performance obligations, and as such, the revenue and cost of sales are recorded when the performance obligation is fulfilled.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of September 30, 2020 and December 31, 2019 was $13 million and $26 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at September 30, 2020 and December 31, 2019 was $3 million and $4 million, respectively. During the three and nine months ended September 30, 2020, we recognized $0 million and $4 million of revenue that was deferred as of December 31, 2019, respectively. During the three and nine months ended September 30, 2019, we recognized $0 million and $6 million of revenue that was deferred as of December 31, 2018. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the gas utilities (gas utilities and the storage and distribution of oil and gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering and transmission of oil and gas) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2020:
Gas utilities	$206	$2	$—	$208
Downstream & industrial	131	4	50	185
Upstream production	61	17	40	118
Midstream pipeline	65	4	5	74
	$463	$27	$95	$585
2019:
Gas utilities	$215	$1	$—	$216
Downstream & industrial	218	7	60	285
Upstream production	189	43	55	287
Midstream pipeline	141	6	7	154
	$763	$57	$122	$942

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2020:
Gas utilities	$605	$10	$—	$615
Downstream & industrial	447	12	153	612
Upstream production	266	72	136	474
Midstream pipeline	257	11	12	280
	$1,575	$105	$301	$1,981
2019:
Gas utilities	$663	$14	$—	$677
Downstream & industrial	667	18	176	861
Upstream production	583	130	170	883
Midstream pipeline	435	21	19	475
	$2,348	$183	$365	$2,896

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2020	2019
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$303	$355
Carbon steel pipe, fittings and flanges	183	268
All other products	249	268
	735	891
Less: Excess of average cost over LIFO cost (LIFO reserve)	(135)	(155)
Less: Other inventory reserves	(18)	(35)
	$582	$701

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. Our inventory quantities are expected to be reduced for the current year, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three and nine months ended September 30, 2020, the effect of this LIFO decrement decreased cost of sales by approximately $14 million and $22 million, respectively.

During the nine months ended September 30, 2020, we incurred non-cash inventory-related charges totaling $34 million necessary to reduce the carrying value of certain products determined to be excess or obsolete to their net realizable value based on our current market outlook for these products. This amount includes $19 million in our U.S. segment, $1 million in our Canada segment, and $14 million in our International segment due to increased reserves for excess and obsolete inventory as well as the exit of our Thailand business. We may continue to sell to customers in Thailand from time-to-time on an export basis.

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

Expense associated with our operating leases was $10 million and $29 million for the three and nine months ended September 30, 2020, respectively, and $10 million and $31 million for the three and nine months ended September 30, 2019, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million and $32 million for the three and nine months ended September 30, 2020, respectively, and $11 million and $34 million for the three and nine months ended September 30, 2019, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2020	$10
2021	39
2022	31
2023	24
2024	20
After 2024	194
Total lease payments	318
Less: Interest	(124)
Present value of lease liabilities	$194

Amounts maturing after 2024 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048.

The term and discount rate associated with leases are as follows:

September 30,
Operating Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	7.0%

During the nine months ended September 30, 2020, actions were taken to close a number of facilities as part of a broader plan to streamline operations and reduce costs. In connection with these closures, we incurred charges totaling $15 million related to impairments of right of use assets, lease abandonments and charges associated with contractual obligations under lease agreements. These are reflected in selling, general and administrative expense in the accompanying statement of operations and amounted to $2 million, $1 million, and $12 million in our U.S., Canada and International segments, respectively.

In September and October 2020, we agreed, subject to certain conditions, to sell and leaseback certain owned office and warehouse facilities. These leases are expected to commence during the fourth quarter of 2020. Upon commencement, we will record approximately $23 million of operating lease liabilities for these arrangements.

NOTE 5 – GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

In the first half of 2020, demand for oil and natural gas declined sharply as a result of the coronavirus disease 2019 (“COVID-19”) pandemic. This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the nine months ended September 30, 2020 comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

Goodwill by reporting unit is shown as follows (in millions):

	U.S.	Canada	International	Total
Balance at December 31, 2019 (1)	$441	$-	$42	$483
Impairment	(177)	-	(40)	(217)
Foreign currency translation adjustments	-	-	(2)	(2)
Balance at September 30, 2020	$264	$-	$-	$264

(1)	Net of prior years’ accumulated impairment of $350 million, $69 million and $183 million in the United States, Canada and International, respectively.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test, as of April 30, 2020, for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million during the nine months ended September 30, 2020. The remaining balance of the indefinite-lived tradename was $107 million as of September 30, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates including future operating results, the extent and timing of future cash flows, working capital requirements, sales prices, profitability, discount rates, sales growth trends and cost trends. As of April 30, 2020, the discount rates utilized to value the reporting units were in a range from 9.75% to 11.25%. We utilized third-party valuation advisors to assist us with these valuations. These impairment assessments incorporate inherent uncertainties, which are difficult to predict in volatile economic environments. While we believe that our assumptions and estimates were reasonable, actual results may differ materially from projected results which could result in the recognition of additional impairment charges in future periods.

NOTE 6 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2020	2019
Senior Secured Term Loan B, net of discount and issuance costs of $2	$384	$390
Global ABL Facility	25	161
	409	551
Less: Current portion	(4)	(4)
	$405	$547

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

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the nine months ended September 30, 2020.

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $437 million as of September 30, 2020.

Interest on Borrowings: The interest rates on our borrowings outstanding at September 30, 2020 and December 31, 2019, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	September 30,	December 31,
	2020	2019
Senior Secured Term Loan B	4.92%	5.50%
Global ABL Facility	2.71%	3.47%
Weighted average interest rate	4.79%	4.91%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. As of September 30, 2020, there were no remaining authorizations outstanding under these programs. There were 82,068,638 shares of common stock outstanding as of September 30, 2020.

The following table summarizes the share repurchase activity:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Number of shares acquired on the open market	-	957,869	-	4,088,490
Average price per share	$-	$13.59	$-	$15.43
Total cost of acquired shares (in millions)	$-	$13	$-	$63

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares reserved for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, for reservation for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2020, 336,325 performance share unit awards, 169,603 restricted stock shares and 1,336,430 shares of restricted stock units have been granted to employees. To date, 9,553,717 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2020	2019
Foreign currency translation adjustments	$(232)	$(224)
Hedge accounting adjustments	(12)	(7)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(245)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income (loss)	$3	$21	$(269)	$63
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net (loss) income attributable to common stockholders	$(3)	$15	$(287)	$45

Weighted average basic shares outstanding	82.1	82.7	81.9	83.4
Effect of dilutive securities	-	0.7	-	0.8
Weighted average diluted shares outstanding	82.1	83.4	81.9	84.2

Net (loss) income per share:
Basic	$(0.04)	$0.18	$(3.50)	$0.54
Diluted	$(0.04)	$0.18	$(3.50)	$0.53

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2020, we had approximately 3.7 million and 3.8 million anti-dilutive stock options, respectively. For the three and nine months ended September 30, 2019, we had approximately 2.5 million anti-dilutive stock options. There were 0.4 million and 0.5 million anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2020, respectively. There were no anti-dilutive restricted stock, restricted units or performance stock unit awards for the three and nine months ended September 30, 2019.

NOTE 9 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the gas utilities (gas utilities and the storage and distribution of oil and gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering and transmission of oil and gas) sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Sales
U.S.	$463	$763	$1,575	$2,348
Canada	27	57	105	183
International	95	122	301	365
Consolidated sales	$585	$942	$1,981	$2,896

Operating income (loss)
U.S.	$13	$31	$(195)	$102
Canada	(1)	1	(3)	1
International	2	5	(55)	10
Total operating income (loss)	14	37	(253)	113

Interest expense	(7)	(10)	(22)	(31)
Other, net	1	2	(1)	3
Income (loss) before income taxes	$8	$29	$(276)	$85

	September 30,	December 31,
	2020	2019
Total assets
U.S.	$1,514	$1,915
Canada	65	91
International	226	319
Total assets	$1,805	$2,325

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2020	2019	2020	2019
Line pipe	$63	$153	$243	$468
Carbon fittings and flanges	76	145	264	456
Total carbon pipe, fittings and flanges	139	298	507	924
Valves, automation, measurement and instrumentation	230	362	802	1,125
Gas products	131	147	379	425
Stainless steel and alloy pipe and fittings	29	43	96	135
General products	56	92	197	287
	$585	$942	$1,981	$2,896

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $16 million and $9 million as of September 30, 2020 and December 31, 2019, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $8 million and $21 million at September 30, 2020 and December 31, 2019, respectively. The fair value of our foreign exchange contracts was not material as of September 30, 2020 and December 31, 2019.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $409 million and $551 million at September 30, 2020 and December 31, 2019, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $380 million and $554 million at September 30, 2020 and December 31, 2019 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.    We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2020, we are named a defendant in approximately 564 lawsuits involving approximately 1,139 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the largest distributor of pipe, valves and fittings (“PVF”) and other infrastructure products and services to the energy industry, based on sales. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the gas utilities (gas utilities and the storage and distribution of oil and gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering and transmission of oil and gas) sectors. We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With nearly 100 years of history, our approximate 2,700 employees serve over 12,000 customers through approximately 230 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations. We seek to provide best-in-class service to our customers by satisfying the most complex, multi-site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

●	Energy Infrastructure Integrity and Modernization. Currently, gas utilities is our largest sector by sales. Activity with customers in this market is dependent on new residential and commercial development as well as upgrades of existing infrastructure. Maintenance of an aging network of pipelines is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time and moves independently of commodity prices.

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

Recent Trends and Outlook

During the first nine months of 2020, the average oil price of West Texas Intermediate (“WTI”) decreased to $38.04 per barrel from $57.04 per barrel in the first nine months of 2019. Natural gas prices decreased to an average price of $1.87/MMBtu (Henry Hub) for the first nine months of 2020 compared to $2.62/MMBtu (Henry Hub) for the first nine months of 2019. North American drilling rig activity decreased 71% and 49% in the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. U.S. well completions were down 74% and 48% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

The energy industry, and our business in turn, is cyclical in nature. In 2019, our customers demonstrated an increased focus on returns on invested capital, which drove a more disciplined approach to spending that continues to impact each of our business sectors with the exception of gas utilities. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the coronavirus disease 2019 (“COVID-19”) pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined and manufacturing declined. As a result, oil consumption dropped dramatically. At the same time, the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations were initially unable to reach an agreement on oil production levels. This lack of agreement, between Saudi Arabia and Russia in particular, escalated concerns over the potential for oversupply of oil during a period of weakened demand thereby causing a significant, sustained decline in commodity prices. Beginning in the second quarter of 2020 to help offset the virus-related demand destruction, major oil-producing nations responded by reducing oil production but have announced their intention to start easing these cuts due to current trends indicating a modest increase in oil demand. However, the expected level of oil demand in the near term is projected to be substantially lower than prior year levels. There remains significant uncertainty regarding the timing and extent of any recovery, including the possibility of a global recession or depression and any possible structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact. Additionally, the pace of demand recovery could possibly slow or pause as a result of a second wave of pandemic outbreak or heightened pandemic control measures. As a result there has been a decrease in oil and gas industry spending in 2020 of as much as 30% or more globally, including up to 50% in the U.S. upstream market. These reductions in spending directly impact both the upstream production and midstream pipeline components of our business. In addition, we have seen our customers in the downstream sector seek to defer turnarounds and routine maintenance as well as idle facilities in order to preserve liquidity and comply with COVID-19 related limitations on employee activities. Furthermore, approximately 80% of our business is concentrated in the U.S. market where the majority of industry spending reductions are occurring. Given these developments, the risk of resurgence of the COVID-19 virus and the continuing focus on capital discipline by oil and gas exploration and production operators, we experienced a sharp decline in sales beginning in the second quarter of 2020 and expect the market to remain challenged until there is a step-change improvement related to COVID-19 concerns, improving the outlook for global oil demand.

The gas utility sector of our business which is independent of oil and gas commodity prices has been impacted by certain customer activity delays due to COVID-19 concerns but has not experienced any material budget cuts or project cancellations. In the third quarter we saw a modest rebound in sales for this sector and expect this business to continue to grow in 2021 due to recent market share gains and higher activity levels as COVID-19 concerns begin to diminish.

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

In the first nine months of 2020, we closed 22 facilities and took other actions to reduce our costs associated with leased branches. As a result of these actions, we incurred charges totaling $15 million related to impairment of right of use assets, lease abandonment and charges associated with contractual obligations under lease agreements. Through these branch closures and other reductions in force, we have reduced headcount by over 500 employees. In connection with these reductions, we have incurred severance costs of $12 million. We continue to take actions to further reduce operating costs and have plans to close additional facilities and further reduce headcount in the fourth quarter. Additional severance, restructuring and closure costs may be incurred to complete these actions.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our video and audio conferencing and enterprise resource planning and other operational systems have enabled our office employees to work from home, performing their job functions with minimal disruption or impact on our internal control environment. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. We have limited employee travel, with few exceptions, to local deliveries of our products. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an “essential” business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain screening, providing personal protection equipment such as face masks and hand sanitizer and providing “deep” cleaning services at Company facilities. Currently, of our approximate 2,700 employees, we have 11 employees with current cases of COVID-19. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with the impacted employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the Center for Disease Control ("CDC") and other authorities on an ongoing basis, and as various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

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

Effective January 31, 2020, the United Kingdom formally exited the European Union (“EU”). Following the exit, there is a transition period until December 31, 2020. During the transition period, the U.K.'s trading relationship with the EU will remain the same while the two sides negotiate a free trade deal. At the same time, many other aspects of the U.K.'s future relationship with the EU - including law enforcement, data sharing and security - will also be negotiated. If a trade agreement is timely completed, the U.K.'s new trading relationship with the EU can begin immediately after the transition. If not, there would be no trade agreement, which could negatively impact our business, including any commodity pricing, transfer pricing and other cross border issues. However, we have a physical presence in both the U.K. and EU member states that would allow us to continue to operate and to serve our customers as needed. In the first nine months of 2020, 2.7% of our revenue was derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2020	2019	2019
U.S.	$215	$301	$295
Canada	15	34	33
International	145	174	179
	$375	$509	$507

Our backlog as of September 30, 2020 had decreased 26% from December 31, 2019 and September 30, 2019. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized in the next twelve months.

The following table shows key industry indicators for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Average Rig Count (1):
United States	254	920	477	984
Canada	47	132	89	132
Total North America	301	1,052	566	1,116
International	731	1,144	879	1,094
Total	1,032	2,196	1,445	2,210

Average Commodity Prices (2):
WTI crude oil (per barrel)	$40.89	$56.34	$38.04	$57.04
Brent crude oil (per barrel)	$42.91	$61.95	$41.15	$64.65
Natural gas ($/MMBtu)	$2.00	$2.38	$1.87	$2.62

Average Monthly U.S. Well Permits (3)	1,292	4,375	1,660	5,033
U.S. Wells Completed (2)	1,026	4,006	5,811	11,280
3:2:1 Crack Spread (4)	$10.10	$18.00	$11.96	$18.92

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The breakdown of our sales by sector for the three months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended
	September 30, 2020		September 30, 2019
Gas utilities	$208	36%	$216	23%
Downstream & industrial	185	32%	285	30%
Upstream production	118	20%	287	31%
Midstream pipeline	74	12%	154	16%
	$585	100%	$942	100%

For the three months ended September 30, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change
Sales:
U.S.	$463	$763	$(300)	(39)%
Canada	27	57	(30)	(53)%
International	95	122	(27)	(22)%
Consolidated	$585	$942	$(357)	(38)%

Operating income (loss):
U.S.	$13	$31	$(18)	(58)%
Canada	(1)	1	(2)	N/M
International	2	5	(3)	(60)%
Consolidated	14	37	(23)	(62)%

Interest expense	(7)	(10)	3	(30)%
Other, net	1	2	(1)	(50)%
Income tax expense	(5)	(8)	3	(38)%
Net income	3	21	(18)	(86)%
Series A preferred stock dividends	6	6	-	N/M
Net (loss) income attributable to common stockholders	$(3)	$15	$(18)	N/M

Gross profit	$114	$174	$(60)	(34)%
Adjusted Gross Profit (1)	$115	$188	$(73)	(39)%
Adjusted EBITDA (1)	$24	$62	$(38)	(61)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-25 herein.

Sales.     Our sales were $585 million for the three months ended September 30, 2020 as compared to $942 million for the three months ended September 30, 2019, a decrease of $357 million, or 38%. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $2 million.

U.S. Segment—Our U.S. sales decreased to $463 million for the three months ended September 30, 2020 from $763 million for the three months ended September 30, 2019. This $300 million, or 39%, decrease reflected a $9 million decrease in the gas utilities sector, an $87 million decrease in the downstream and industrial sector, a $128 million decrease in the upstream production sector and a $76 million decrease in the midstream pipeline sector. The decline in gas utilities is primarily due to the impact from non-recurring work, partially offset by recent market share gains and certain customers increasing activity levels as they recover from pandemic restrictions. Downstream and industrial sales declined due to delayed or reduced maintenance spending from lower demand as well as non-recurring turnarounds. Upstream production sales decreased 68% due to reduced spending from the Company’s customers and a 74% reduction in well completions. The decline in midstream pipeline sales are due to lower production levels and reduced demand for infrastructure.

Canada Segment—Our Canada sales decreased to $27 million for the three months ended September 30, 2020 from $57 million for the three months ended September 30, 2019, a decrease of $30 million, or 53%. The decline was driven primarily by the upstream production sector, which was adversely affected by the pandemic and associated reduced demand.

International Segment—Our International sales decreased to $95 million for the three months ended September 30, 2020 from $122 million for the same period in 2019. The $27 million, or 22%, decrease is driven primarily by reduced spending in the upstream sector followed by the downstream and industrials sector due to the lower activity levels associated with reduced demand. Stronger foreign currencies relative to the U.S. dollar favorably impacted sales by $2 million, or 2%.

Gross Profit.    Our gross profit was $114 million (19.5% of sales) for the three months ended September 30, 2020 as compared to $174 million (18.5% of sales) for the three months ended September 30, 2019. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $11 million for the third quarter of 2020 compared to $2 million in the third quarter of 2019. Excluding the impact of LIFO, gross profit percentage declined 70 basis points.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $115 million (19.7% of sales) for the three months ended September 30, 2020 from $188 million (20.0% of sales) for the three months ended September 30, 2019, a decrease of $73 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2020	of Revenue	2019	of Revenue
Gross profit, as reported	$114	19.5%	$174	18.5%
Depreciation and amortization	5	0.9%	5	0.5%
Amortization of intangibles	7	1.2%	11	1.2%
Decrease in LIFO reserve	(11)	(1.9)%	(2)	(0.2)%
Adjusted Gross Profit	$115	19.7%	$188	20.0%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $100 million for the three months ended September 30, 2020 as compared to $137 million for the three months ended September 30, 2019. The $37 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. SG&A in both three month periods included $5 million of severance and restructuring charges. In addition, operating expenses for the three months ended September 30, 2020 were reduced by $2 million as a result of the recovery of a supplier bad debt previously written off. Excluding these items, SG&A would have been $97 million and $132 million for the three months ended September 30, 2020 and 2019, respectively. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $1 million.

Operating Income. Operating income was $14 million for the three months ended September 30, 2020 as compared to $37 million for the three months ended September 30, 2019, a decline of $23 million.

U.S. Segment—Operating income for our U.S. segment was $13 million for the three months ended September 30, 2020 compared to operating income of $31 million for the three months ended September 30, 2019, an $18 million decline which was driven by lower sales offset by a reduction in SG&A.

Canada Segment—Operating loss for our Canada segment was $1 million for the three months ended September 30, 2020 as compared to operating income of $1 million for the three months ended September 30, 2019. The $2 million decline was the result of significantly lower sales offset by a reduction in SG&A.

International Segment—Operating income for our international segment was $2 million for the three months ended September 30, 2020 as compared to $5 million for the three months ended September 30, 2019. The $3 million decline was also attributable to a decline in sales offset by a reduction in SG&A including the $2 million reduction in expense resulting from the recovery of supplier bad debt.

Interest Expense. Our interest expense was $7 million and $10 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest expense was attributable to lower average debt levels and lower interest rates during the third quarter of 2020 as compared to the third quarter of 2019.

Other, net. Our other income was $1 million for the three months ended September 30, 2020 as compared to $2 million for the three months ended September 30, 2019.

Income Tax Expense. Our income tax expense was $5 million for the three months ended September 30, 2020 as compared to $8 million for the three months ended September 30, 2019. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the three months ended September 30, 2020 was computed based on a year-to-date actual effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 63% and 28% for the three months ended September 30, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The higher effective tax rate for three months ended September 30, 2020 was primarily the result of losses incurred in certain foreign jurisdictions where there was no corresponding tax benefit as well as the reversal of a current year net operating loss benefit recognized in a prior quarter but no longer expected to be realized. Excluding these items, the effective tax rate for the three months ended September 30, 2020 would have been 27%.

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

Net Income. Our net income was $3 million for the three months ended September 30, 2020 as compared to net income of $21 million for the three months ended September 30, 2019, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $24 million (4.1% of sales) for the three months ended September 30, 2020 as compared to $62 million (6.6% of sales) for the three months ended September 30, 2019.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2020	2019
Net income	$3	$21
Income tax expense	5	8
Interest expense	7	10
Depreciation and amortization	5	5
Amortization of intangibles	7	11
Severance and restructuring	5	5
Decrease in LIFO reserve	(11)	(2)
Equity-based compensation expense	3	5
Recovery of supplier bad debt	(2)	-
Foreign currency losses (gains)	2	(1)
Adjusted EBITDA	$24	$62

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The breakdown of our sales by sector for the nine months ended September 30, 2020 and 2019 was as follows (in millions):

	Nine Months Ended
	September 30, 2020		September 30, 2019
Gas utilities	$615	31%	$677	23%
Downstream & industrial	612	31%	861	30%
Upstream production	474	24%	883	30%
Midstream pipeline	280	14%	475	17%
	$1,981	100%	$2,896	100%

For the nine months ended September 30, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change
Sales:
U.S.	$1,575	$2,348	$(773)	(33)%
Canada	105	183	(78)	(43)%
International	301	365	(64)	(18)%
Consolidated	$1,981	$2,896	$(915)	(32)%

Operating (loss) income:
U.S.	$(195)	$102	$(297)	N/M
Canada	(3)	1	(4)	N/M
International	(55)	10	(65)	N/M
Consolidated	(253)	113	(366)	N/M

Interest expense	(22)	(31)	9	(29)%
Other, net	(1)	3	(4)	N/M
Income tax benefit (expense)	7	(22)	29	N/M
Net (loss) income	(269)	63	(332)	N/M
Series A preferred stock dividends	18	18	-	N/M
Net (loss) income attributable to common stockholders	$(287)	$45	$(332)	N/M

Gross profit	$341	$522	$(181)	(35)%
Adjusted Gross Profit (1)	$390	$568	$(178)	(31)%
Adjusted EBITDA (1)	$75	$178	$(103)	(58)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 27-29 herein.

Sales.     Our sales were $1,981 million for the nine months ended September 30, 2020 as compared to $2,896 million for the nine months ended September 30, 2019, a decrease of $915 million, or 32%. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $11 million.

U.S. Segment—Our U.S. sales decreased to $1,575 million for the nine months ended September 30, 2020 from $2,348 million for the nine months ended September 30, 2019. This $773 million, or 33%, decrease reflected a $58 million decrease in the gas utilities sector, a $220 million decrease in the downstream and industrial sector, a $317 million decrease in the upstream production sector and a $178 million decrease in the midstream pipeline sector. The decline in gas utilities was primarily due to pandemic restrictions as customers paused or slowed spending during the second quarter. The decline in the upstream production sector is a result of reduced customer spending and lower activity levels, including a 48% reduction in well completions. The decline in the midstream pipeline sector is attributable to lower production levels and reduced demand for infrastructure, as well as the timing of project activity. Downstream and industrial sales declined due to delayed or reduced maintenance spending from lower demand as well as non-recurring turnarounds. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic which started in March 2020.

Canada Segment—Our Canada sales decreased to $105 million for the nine months ended September 30, 2020 from $183 million for the nine months ended September 30, 2019, a decrease of $78 million, or 43%. The decline was across all sectors including a $58 million decrease in the upstream production sector, which was adversely impacted by the COVID-19 pandemic and associated reduced demand. In addition, the midstream pipeline sector declined $10 million as a result of non-recurring project work. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $1 million, or 1%.

International Segment—Our International sales decreased to $301 million for the nine months ended September 30, 2020 from $365 million for the same period in 2019. The $64 million, or 18%, decrease is attributable to reduced spending in the upstream production sector followed by the downstream and industrial sector due to lower activity levels associated with reduced demand. Upstream production sales also declined, in part, due to the 2019 completion of a multi-year project in Kazakhstan. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar which unfavorably impacted sales by $10 million, or 3%.

Gross Profit.    Our gross profit was $341 million (17.2% of sales) for the nine months ended September 30, 2020 as compared to $522 million (18.0% of sales) for the nine months ended September 30, 2019. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $20 million for the first nine months of 2020 compared to $3 million in the first nine months of 2019. In addition, gross profit for the nine months ended September 30, 2020 included $34 million of inventory-related charges.

Adjusted Gross Profit.    Adjusted Gross Profit decreased to $390 million (19.7% of sales) for the nine months ended September 30, 2020 from $568 million (19.6% of sales) for the nine months ended September 30, 2019, a decrease of $178 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2020	of Revenue	2019	of Revenue
Gross profit, as reported	$341	17.2%	$522	18.0%
Depreciation and amortization	15	0.8%	16	0.6%
Amortization of intangibles	20	1.0%	33	1.1%
Decrease in LIFO reserve	(20)	(1.0)%	(3)	(0.1)%
Inventory-related charges	34	1.7%	-	0.0%
Adjusted Gross Profit	$390	19.7%	$568	19.6%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $352 million for the nine months ended September 30, 2020 as compared to $409 million for the nine months ended September 30, 2019. The $57 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. These lower personnel costs were partially offset by $15 million of expenses associated with facilities closures, and $12 million of severance and restructuring charges in the nine months ended September 30, 2020. The weakening of foreign currencies in areas where we operate outside of the U.S. dollar favorably impacted SG&A by $3 million.

Goodwill and Intangible Asset Impairment. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million. The remaining balance of the indefinite-lived tradename was $107 million as of September 30, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Operating (Loss) Income . Operating loss was $253 million for the nine months ended September 30, 2020 as compared to operating income of  $113 million for the nine months ended September 30, 2019, a decline of $366 million.

U.S. Segment—Operating loss for our U.S. segment was $195 million for the nine months ended September 30, 2020 compared to operating income of $102 million for the nine months ended September 30, 2019. The $297 million decline in the first nine months of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $7 million of severance costs, and $2 million of costs associated with facility closures. Excluding these charges, operating income would have been $35 million, a decline of $67 million, which was driven by lower sales offset by a reduction in SG&A.

Canada Segment—Operating loss for our Canada segment was $3 million for the nine months ended September 30, 2020 compared to operating income of $1 million for the nine months ended September 30, 2019. The $4 million decline included $1 million of costs associated with facility closures and $1 million of severance costs.

International Segment—Operating loss for our international segment was $55 million for the nine months ended September 30, 2020 as compared to operating income of $10 million for the nine months ended September 30, 2019. The $65 million decline included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $4 million of severance and $12 million of cost associated with facility closures. Excluding these charges, operating income would have been $15 million which was primarily attributable to cost reductions that occurred in the fourth quarter of 2019 as well as the $2 million reduction in 2020 SG&A expense resulting from the recovery of a supplier bad debt.

Interest Expense. Our interest expense was $22 million and $31 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest expense was attributable to lower average debt levels and lower interest rates during the first nine months of 2020 as compared to the first nine months of 2019.

Other, net. Our other expense was $1 million for the nine months ended September 30, 2020 and other income of $3 million for the nine months ended September 30, 2019. Other expense in the first nine months of 2020 included $3 million of asset write-downs related to facility closures.

Income Tax (Benefit) Expense. Our income tax benefit was $7 million for the nine months ended September 30, 2020 as compared to $22 million expense for the nine months ended September 30, 2019. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the nine months ended September 30, 2020 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 3% and 26% for the nine months ended September 30, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the nine months ended September 30, 2020 was lower primarily due to a non-tax deductible goodwill impairment charge during the second quarter.

The CARES Act provides numerous tax provisions and other stimulus measures that do not materially impact the Company’s deferred tax liability and its year-to-date effective tax rate. Given the uncertain outlook, we will continue to evaluate any future tax impacts resulting from the CARES Act.

Net (Loss) Income. We had a net loss of $269 million and net income of $63 million for the nine months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $75 million (3.8% of sales) for the nine months ended September 30, 2020 as compared to $178 million (6.1% of sales) for the nine months ended September 30, 2019.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net (loss) income	$(269)	$63
Income tax (benefit) expense	(7)	22
Interest expense	22	31
Depreciation and amortization	15	16
Amortization of intangibles	20	33
Goodwill and intangible asset impairment	242	-
Inventory-related charges	34	-
Facility closures	18	-
Severance and restructuring	12	5
Decrease in LIFO reserve	(20)	(3)
Equity-based compensation expense	8	12
Gain on early extinguishment of debt	(1)	-
Recovery of supplier bad debt	(2)	-
Foreign currency losses (gains)	3	(1)
Adjusted EBITDA	$75	$178

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility. As of September 30, 2020, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $384 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. For the current year, as a result of declining profitability and the generation of positive cash flow from working capital contraction, we will likely be required to make a repayment by April 2021 pursuant to this provision. Any such payment would be sourced from cash on hand and availability on our Global ABL Facility. As such, the payment would reduce overall liquidity.

The Global ABL Facility matures in September 2022 and provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of September 30, 2020, we had $25 million of borrowings outstanding and $437 million of Excess Availability, as defined under our Global ABL Facility. Including cash on hand of $40 million, total liquidity was $477 million.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. As of September 30, 2020 and December 31, 2019, we had cash of $40 million and $32 million, respectively, substantially all of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the second quarter of 2020, Moody’s Investor Services and S&P Global Ratings downgraded our credit ratings, from B1 to B2 and B to B-, respectively, largely due to softening demand for our products due to the COVID-19 pandemic and the reduction in our customer’s spending outlook from unusually low oil and gas prices. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2020 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net cash provided by (used in) :
Operating activities	$178	$134
Investing activities	(7)	(10)
Financing activities	(162)	(142)
Net increase (decrease) in cash and cash equivalents	$9	$(18)

Operating Activities

Net cash provided by operating activities was $178 million during the nine months ended September 30, 2020 compared to $134 million during the nine months ended September 30, 2019. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in the first nine months of 2020 as compared to the first nine months of 2019. A reduction in working capital provided cash of $137 million in the first nine months of 2020 compared to $14 million in the first nine months of 2019. In particular, accounts receivable provided $110 million of cash in the first nine months of 2020 compared to utilizing $4 million in the first nine months of 2019. In addition, inventory provided $102 million of cash in the first nine months of 2020 as compared to $56 million in the same period of 2019. The accounts receivable and inventory increase in cash were offset by $63 million of cash utilized by a decrease in accounts payable in the first nine months of 2020 as compared to $3 million cash utilized in the first nine months of 2019.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $8 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Net cash used in financing activities was $162 million for the nine months ended September 30, 2020 compared to $142 million for the nine months ended September 30, 2019. In the first nine months of 2020, we had net payments under revolving credit facilities of $136 million as compared to net payments of $53 million in the first nine months of 2019. We used $63 million in the first nine months of 2019 to fund purchases of our common stock. We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2020 and 2019. In addition, we repurchased and retired $3 million of our outstanding Term Loan in March 2020.

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

As of September 30, 2020, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2020

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer