Form 10-K
period 2020-12-31
MRC GLOBAL INC.
filed 2021-02-12
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $485 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2020. There were 82,098,966 shares of the registrant’s common stock (excluding 169,603 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2021 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General

We are the largest distributor of pipe, valves and fittings ("PVF") and other infrastructure products and services to the energy industry, based on sales. We also sell our products and provide our services to industrial applications. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With 100 years of history, our over 2,600 employees serve our approximately 12,000 customers through approximately 230 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

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

The energy industry, and our business in turn, is cyclical in nature. In the short-term, customer spending is ordinarily sensitive to global oil and natural gas prices and general economic conditions. In addition to these normal trends, in recent years, our customers have demonstrated an increased focus on returns, which has affected the risk assessment related to new projects and resulted in a more disciplined approach to capital spending that has negatively impacted each of our business sectors, with the exception of gas utilities. We expect this trend to continue, particularly among our largest customers. These drivers can result in periods of volatility for our business.

During 2020, demand for oil and natural gas declined sharply as a result of the SARS-CoV-2 disease ("COVID-19") pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined, and manufacturing declined. As a result, oil consumption and commodity prices dropped dramatically. The expected level of oil demand in the near term is projected to be substantially lower than pre-pandemic levels. There remains significant uncertainty regarding the timing and extent of a recovery. As a result of these factors, based on an average of industry research estimates, there was a decrease in oil and gas industry spending in 2020 of 32% globally, including approximately 45% in the U.S. upstream production market. These reductions in spending directly impact the upstream production, midstream pipeline and downstream and industrial components of our business. These developments led to a sharp decline in sales beginning in the second quarter of 2020 and although we have recently seen some improvements in oil prices due to near-term production cuts from OPEC and other oil producing nations, we expect the market to remain challenged until there is a step-change improvement related to COVID-19 concerns, improving the outlook for global oil demand.

Notwithstanding these recent developments, we play a critical role in supporting our customers and the energy industry throughout the cycles. We believe that carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries, and that oil and gas demand will continue to be significant in the coming decades. The U.S. Energy Information Agency (the “EIA”) in its Reference Case published in the International Energy Outlook 2019 projects world energy consumption rising by 50% between 2018 and 2050. This Reference Case remains the latest EIA case for world energy markets; however, it was issued before the COVID-19 pandemic and may change to take into account energy use declines during the pandemic. Even so, we believe that oil and gas will continue to be in demand for some time. Even as the EIA projects in its Reference Case that renewables become the most used energy source by 2050, the EIA also projects petroleum and other liquids to rise more than 20% and natural gas to rise more than 40% in that timeframe. This would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in renewable energy technology. As they further rebalance their capital investment from traditional, carbon-based energy to alternative sources, we expect to continue to supply them and enhance our product and service offering as needed to support their changing requirements.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As a distributor of PVF and other infrastructure products to the energy industry, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships within the markets we serve. Our strategic objectives are to increase our market share by executing global preferred supplier contracts with new and existing customers, growing organically by maintaining a focus on our managed and targeted growth accounts, enhancing our product and service offerings, extending our global platform to major PVF energy and industrial markets through acquisitions and organic investments, investing in technology systems and distribution warehouse infrastructure to achieve improved operational excellence and customer service and optimizing our working capital.

We believe that global preferred supplier agreements allow us to better serve our customers’ needs and provide customers with a global platform in which to procure their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we generally have a larger proportion of the customer’s spending in our product categories when we enter into these agreements. In addition, through digital system integration with our customers and suppliers, we believe transactions with our customers can be more streamlined.

We strive to add scope to these arrangements in various ways including adding geographies, product lines, inventory management and inventory logistics.

Our approach to expanding existing markets and accessing new markets is multifaceted. We seek to expand our geographic footprint, pursue strategic acquisitions and organic investments and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high-quality products that our customers need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our market share with both new and existing customers.

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

We also target growth with our midsized customers and diversification of our upstream production and midstream pipeline customer bases. We do this through detailed account planning and by educating potential customers on the offerings and logistics services we provide.

Although we have not been active with acquisitions in recent years, our acquisition strategy includes focus on those businesses that will broaden our geographic footprint, in certain energy intensive regions, or those that expand our product and service offerings, particularly in valves, valve automation, instrumentation, stainless and alloy or within a particular sector, such as downstream and industrial. We also consider “bolt-on” acquisitions that supplement our existing offerings. We strive to capture more of the integrated oil companies’ spending and bring our value-added business proposition to their worldwide operations. We also believe that being able to serve our customers globally provides us an advantage in obtaining master service or framework agreements both internationally as well as in North America. International oil company customers, in particular, look for a “one-stop shop” provider for their PVF needs. We also have the ability to make acquisitions to serve new industries outside of the energy industry or to broaden the product lines that we offer. Where suitable acquisition opportunities are not available in the market, we may choose to grow through organic investment in the current markets we serve or consider expanding into markets that we do not currently serve in order to further diversify our revenue stream.

We invest in information technology (“IT”) systems and branch infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. We continue to develop our digital commerce platform, MRCGO™. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives. Through this platform we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our cost to serve by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the regional distribution center (“RDC”) fulfillment model. We recently started migrating selected customers to MRCGO™. To facilitate this, we have expanded our centralized customer service group located at our Houston operations complex and have grouped these customers to facilitate a tailored service offering. Where practical and cost effective, we are delivering directly from our regional distribution centers to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. Globally, over the last twelve months, a third of our revenue was generated through e-commerce channels. We are accelerating our customer adoption efforts and expect that at least half of our global revenue will be transacted digitally within three years.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S. and western Canada, as well as Europe, Asia, Australasia, and the Middle East and Caspian region. Our business is segregated into three geographical operating segments: U.S., Canada and International. These segments represent our business of providing PVF and other infrastructure products and services to the energy industry, across each of the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work-day rate (“LWDR”), both per 200,000 hours worked. Our TRIR was 0.49 in 2020. This compares favorably to the 2019 U.S. Bureau of Labor Statistics (“BLS”) average of 3.7 for wholesalers of metal products. Our LWDR was 0.17 in 2020. This also compares favorably to the BLS average of 1.2 for wholesalers of metal products. In addition, our recordable vehicle incident rate (“RVIR”) has also remained low at 0.38 compared to a peer group average of 2.47 based on the most recent survey that the National Association of Wholesaler Distributors compiled of its members with excess of $1 billion in annual revenue. In 2020, we recorded the lowest TRIR and LWDR in years for which we have records, including the past ten years.

Products:  We distribute a complete line of PVF products, primarily used in energy infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperatures and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

●

Valves, Automation, Modification, Measurement and Instrumentation. Our product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in oilfield and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products. In addition, we offer a full range of valve modification services to meet customer requirements including valve control extensions, welding, hydrotesting, painting, coating, x-raying and actuation assembly.

●

Carbon Steel Fittings and Flanges. Carbon steel fittings and flanges include carbon weld fittings, flanges and piping components used primarily to connect piping and valve systems for the transmission of various liquids and gases. Customers use these products across all the industries in which we operate.

●

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

●

Gas Products. Natural gas distribution products include risers, meters, polyethylene pipe and fittings and various other components and industrial supplies used primarily in the distribution of natural gas to residential and commercial customers.

●	Line Pipe. Customers typically use carbon line pipe in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and natural gas liquids (“NGL”).
●

General Products. General includes oilfield supplies and other industrial products such as mill and safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators used in our upstream production sector.

Services: We provide our customers with a comprehensive array of services which we believe result in deeply integrated customer relationships, such as the following:

●	product testing	●	truck stocking
●	manufacturer assessments	●	order consolidation
●	multiple daily deliveries	●	product tagging and system interfaces customized to customer and
●	volume purchasing		supplier specifications for tracking and replenishing inventory
●	inventory and zone store management and warehousing	●	engineering of control packages
●	technical support	●	valve inspection and repair
●	training
●	just-in-time delivery

Our self-service portal and system interfaces facilitate digital transaction exchange between our customers’ and our proprietary IT systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, customized pricing, customized business to business processes, streamlining the order to cash process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain and we are able to market a “total transaction value” solution rather than individual products.

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

For years, in our valve engineering centers, we have designed and constructed assemblies that combine actuators with the valves we sell. In addition, in 2019 we opened a valve engineering and modification center in La Porte, Texas that provides services, primarily to our midstream pipeline customers. At this facility, we modify valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations.

We have also recently introduced our ValidTorque™ service, whereby we utilize specialized test benches to provide customers with data on the operating characteristics of their valves and actuators. In addition, we have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of over 10,000 suppliers in over 40 countries. We have approximately 100 dedicated supply chain management employees that handle purchasing. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2020 approximated 42% of our total purchases, with our single largest supplier constituting approximately 5%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals who specialize in conducting on-site assessments of our manufacturers and their processes as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices. The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream and industrial sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis that both our customers and suppliers place on the MRC Global AML helps secure our central and critical position in the global PVF supply chain.

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

Sales and Marketing: We distribute our products to a wide variety of end-users, and we have operations in 17 countries and direct sales into over 100 countries around the world. Our broad inventory offering and distribution network allows us to serve large global customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth of inventory, responsive service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

Our over 280 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be branch outside sales representatives, focused on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of over 600 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

Customers: Our principal customers are companies active in the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors of the energy industry. Due to the demanding operating conditions in the energy industry, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost to them of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, reliable products and value-added services and solutions.

We have a diverse customer base of approximately 12,000 customers. We are not dependent on any one customer or group of customers. A majority of our customers are offered terms of net 30 days (payment is due within 30 days of the date of the invoice). Customers generally have the right to return products we have sold, subject to certain conditions and limitations, although returns have historically been immaterial to our sales. For the year ended December 31, 2020, our 25 largest customers represented approximately 56% of our total sales, with our single largest customer constituting approximately 7%. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their gas utilities, downstream and industrial, upstream production and midstream pipeline procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and broadest geographic presence. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S.	$193	$301	$426
Canada	13	34	35
International	134	174	177
	$340	$509	$638

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within 12 months.

Competition: We are the largest PVF distributor to the energy industry based on sales. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include large PVF distributors, such as NOW Inc., Ferguson, plc, Van Leeuwen, FloWorks (including Sunbelt Supply Co.), Charbonneau Industries, Score Group plc, several regional or product-specific competitors and many local, family-owned and privately held PVF distributors. In addition, most of our suppliers also sell directly to end users.

Human Capital

Employees.  We are a global team in 17 countries dedicated to our customers, our communities and each other. MRC Global employees regularly go out of their way to support each other in times of need, provide excellent service to our customers and uplift the communities where they live and work.

As of December 31, 2020, we had approximately 2,600 employees. Approximately 67% of our employees are in the U.S., 27% are in our International segment, and 6% are in Canada. In the U.S., Norway and Australia, as of December 31, 2020, we had 106 employees that belonged to a union and an additional 116 employees that are covered by union negotiated agreements. We consider our relationships with our employees to be good.

Compensation.  We believe that we provide our employees with a competitive compensation within our industry in the form of wage or salary, depending upon the position. In the U.S., we pay our hourly employees at least $15 per hour beginning in their first year of employment and in other countries we pay prevailing wages for our industry. In the U.S., Canada, and Australia, we offer a defined contribution retirement plan and in other countries we offer similar plans or participate in local government retirement schemes. Likewise in the U.S., we offer employees the opportunity to participate in health, dental and vision benefit plans and in other countries our employees either participate in similar plans or in government provided healthcare schemes. For those positions where short-term incentives, such as annual or quarterly bonuses are applicable, we align our incentives with overall financial results. For profit centers, financial incentives often include adjusted EBITDA and return on net asset metrics for the employee’s profit center that support our overall financial objectives. For sales personnel, incentives often include gross margin metrics for the employee’s location or unit that also support our overall financial objectives. While we align overall incentive payout with financial results, many employees are also incentivized on non-financial performance objectives and safety or operational efficiency goals or project objectives. An employee's objectives are usually set at the beginning of each year with the employee's supervisor.

Employee Development.  MRC Global provides its employees with educational tools and development opportunities to continually improve their talent and skills.

We maintain an organizational development and learning function with employees who develop and present training along with other subject matter experts inside and outside of the company. Because our workforce is distributed over 170 locations in 17 countries, we also maintain a strong internet-delivered learning management system ("LMS") that has many training modules that can be accessed throughout our company. Many of these training modules include interactive training, so that trainees are engaged as they learn. We require employees to take certain modules on anti-harassment, anti-discrimination, legal compliance, safety and computer security at regular intervals. We provide additional training covering the company’s proprietary procedures and systems, product knowledge, leadership and management, sales skills, Microsoft Office 365 applications and a wide variety of IT areas. As we are increasing our digital capabilities through our MRCGOTM offering as well as other internal initiatives, we are increasing the development of employees to develop, implement, use and promote these digital platforms. In addition to modules on the Company’s LMS, we provide employees many opportunities to grow their product knowledge through targeted training that the Company, its suppliers or its customers present. We track all of our training, so that every employee has a training record and plan. Our on-boarding process for new employees provides a broad and accelerated understanding of MRC Global’s business and culture. Additionally, all employees establish development goals at the beginning of the year, and we track the progress of these goals through periodic individual development reviews. Finally, we periodically assess our employees’ satisfaction and engagement through regular individual development reviews as well as company-wide surveys that we undertake every few years.

MRC Global’s employee development process begins upon hire and at the start of each calendar year by documenting individual goals, both for performance and development. Goals are mutually agreed upon between employee and manager, then reviewed for progress throughout the year. A mid-year review is undertaken, enabling employees to receive individualized feedback regarding goals and development progress in support of year-end success. MRC Global also offers employees with more than six months of service the opportunity to participate in a tuition reimbursement plan for both graduate and undergraduate courses that align with their career objectives within the company up to $5,250 USD per year based on their successful completion of classes. In 2019, 28 U.S. employees used this benefit to grow their professional development through formal education. MRC Global also hosts internships and apprentice programs in some countries. Both of these initiatives focus on allowing young employees the opportunity to learn on the job training and gain experience in technical product roles.

Culture. We are proud of the role we play in providing safe, productive and fulfilling jobs to our employees. Our core values underpin our culture. They are:

●	Safety Leadership	●	Financial Performance
●	Customer Satisfaction	●	Teamwork
●	Business Ethics	●	Employee Development
●	Operational Excellence	●	Community/Charity Involvement

All new hires are onboarded with training that covers our culture including mission, vision, and core values. Adherence to the core values are also evaluated for every employee as part of our employee development process. We maintain an independent process for confidential reporting of workplace concerns through our toll-free hotline, and the ability to bypass management and directly contact the Legal or HR Departments or the Company's Audit Committee regarding concerns.

Diversity.  As we operate in many countries and have an increasingly global and diverse customer base, we strive to have our team members reflect this diversity of cultures, backgrounds and approaches in our business. We are committed to maintaining a harassment and discrimination-free workplace where every employee feels safe, valued and encouraged regardless of age, gender, race, religion, ethnicity, sexual orientation, veteran status, disabilities or backgrounds. We want every one of our employees to have the opportunity to grow his or her career. While we do not maintain specific diversity quotas, our Human Resources Department actively monitors our hiring and promotion processes, so that diverse candidates are considered for open roles. In addition, as part of our succession planning process, we identify high potential employees that include diverse candidates that are considered for promotions and developmental assignments.

Monitoring for Success.  We monitor our workforce to determine its overall effectiveness by reviewing metrics related to headcount, composition, performance per employee (such as revenue per employee or adjusted EBTIDA per employee) and selling, general and administrative expense as a percentage of sales. In 2020, we implemented a new human capital management system that is global in nature to help us manage our employee initiatives and development. We expect in 2021 to continue to develop the capabilities in this system to further improve our ability to manage our human resources.

Sustainability

We believe that oil and gas demand will continue to be significant in the coming decades. The EIA in its Reference Case projects world energy consumption of petroleum and other liquids to rise more than 20% and natural gas to rise more than 40% between 2018 and 2050. This Reference Case remains the latest EIA case for world energy markets; however, it was issued before the COVID-19 pandemic and may change to take into account energy use declines during the pandemic. Even so, we believe that oil and gas will continue to be in demand for some time. We believe these increases would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our goods and services. As our customers address their sustainability and energy transitions, we strive to operate our business in a sustainable manner to support our customers’ needs and provide them products that protect the environment.

Our Sustainable Business Model.  Our distribution capabilities can flex with the needs of customers and service new customers in new end markets. Although the primary customers for our PVF products are gas utility and energy companies, we also distribute PVF to other end users as well. For instance, in our downstream and industrial sector, we distribute PVF to companies engaged in metals and mining, fabrication, power generation, chemical production and other general industrial uses. Our distribution platform is capable of supplying PVF product lines to support transitioning energy uses (for instance, carbon capture or hydrogen production,) as well as the existing needs of oil and gas and industrial customers. Our distribution platform can also supply new product lines to existing customers and new end markets.

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

Market Opportunities.  As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the air and spills. In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. We sell a number of products that reduce the emissions of gases. In particular, in 2020, 94% of our sales of valves were low-emission valves that control methane and other emissions. Many of the other valves that we sold were sold into applications such as the transfer of water that do not emit greenhouse gases or environmentally dangerous substances.

Environmental Matters

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

●	the discharge of pollutants or hazardous substances into the air, soil or water;
●	the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes;
●	the responsibility to investigate, remediate, monitor and clean up contamination; and
●	occupational health and safety.

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

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions. While the U.S. initially chose to pull out of the Paris Agreement, the new administration has implemented executive orders for the U.S. to rejoin the agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. Certain states, regions and cities have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions, including new laws or programs implemented by the new administration, would impact our business or that of our customers, but these laws and regulations could impose costs on us or create a shift in the market for the products that we distribute and hence affect our business. The U.S. EIA in its International Energy Outlook 2020 report continues to project, based on the agency's 2019 reference case, increases in world energy consumption for oil and gas through 2050, although this projection could change depending on regulatory developments, technological changes and changes in energy mix.

In addition, the U.S. Environmental Protection Agency (“EPA”) has previously implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”). In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source. This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers. There have been various court challenges and regulatory changes to these EPA regulations, such as the EPA’s June 2019 repeal of the Clean Power Plan and finalization of a replacement rule (known as the Affordable Clean Energy Rule) and, in January 2021, a D.C. Circuit vacatur of the Affordable Clean Energy Rule. Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions. Under the new presidential administration, it is likely that the EPA will promulgate new rules to further reduce greenhouse gas emissions, including rules concerning oil and gas production, but it is currently not possible to predict how new regulations would impact our business or that of our customers.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2020 and 2019 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the oil and natural gas industry. Demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development, production  and refining activity of, and the corresponding capital and other expenditures by, oil and natural gas companies. If our customers’ expenditures decline, our business will suffer.

Volatile oil and gas prices affect demand for our products.

As evidenced by the decline of oil prices from late 2014 through 2016 and again in 2020, prices for oil and natural gas are cyclical and subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

Many factors affect the supply of and demand for energy and, therefore, influence oil and natural gas prices, including:

●	the level of domestic and worldwide oil and natural gas production and inventories;
●

the level of drilling activity and the availability of attractive oil and natural gas field prospects, which governmental actions may affect, such as regulatory actions or legislation, or other restrictions on drilling, including those related to environmental concerns;

●	the discovery rate of new oil and natural gas reserves and the expected cost of developing new reserves;
●	the actual cost of finding and producing oil and natural gas;
●	depletion rates;
●	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;
●	the availability of transportation infrastructure and refining capacity;
●	increases in the cost of products and services that the oil and gas industry uses, such as those that we provide, which may result from increases in the cost of raw materials such as steel;
●	any impacts of climate change;
●	increases in usage of alternative fuels and fuel technology to increase energy efficiency;
●	the economic or political attractiveness of alternative fuels, such as wind, solar energy, hydrogen and biomass-based fuels;
●	increases in oil and natural gas prices or historically high oil and natural gas prices, which could lower demand for oil and natural gas products;
●	worldwide economic activity including growth or decline in non-Organization for Economic Cooperation and Development (“OECD”) member countries, including (among others) China and India;
●	interest rates and the cost of capital;
●	national government policies, including government policies that could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

●	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) along with other countries, such as Russia, to set and maintain production levels and prices for oil;
●	the impact of armed hostilities, or the threat or perception of armed hostilities;
●	environmental regulation and policies;
●	technological advances;
●	global weather conditions and natural disasters;
●	adverse health events, such as a pandemic;
●	currency fluctuations; and
●	tax policies.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute and the pricing and availability of supplies. General economic conditions and predictions regarding future economic conditions also affect our forecasts. A decrease in demand for the products we distribute or other adverse effects resulting from an economic downturn may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and customers include interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability and other matters that influence our customers’ spending. In addition, worldwide economic conditions could have an adverse effect on our business.

We may be unable to compete successfully with other companies in our industry.

We sell products and services in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation of our customers' businesses could heighten the impacts of the competition on our business. Our results of operations could also be impacted, particularly if consolidation results in competitors with stronger financial and strategic resources, which could also result in increases to the prices we are required to pay for acquisitions we may make in the future.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 42% of our total purchases during the year ended December 31, 2020 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 56% of our sales for the year ended December 31, 2020. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

Changes in our customer and product mix could cause our gross profit percentage to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. If customers require more lower-margin products from us and fewer higher-margin products, our business, results of operations and financial condition may suffer.

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

Even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

●	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
●	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;
●	difficulties in the integration and retention of customers, suppliers or personnel and the integration and effective deployment of operations or technologies;
●	amortization of acquired assets, which would reduce future reported earnings;
●	possible adverse short-term effects on our cash flows or operating results;
●	diversion of management’s attention from the ongoing operations of our business;
●	integrating personnel with diverse backgrounds and organizational cultures;
●	coordinating sales and marketing functions;
●	failure to obtain and retain key personnel of an acquired business; and
●	assumption of known or unknown material liabilities or regulatory non-compliance issues.

Failure to manage these acquisition risks could have an adverse effect on us.

Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have indebtedness. As of December 31, 2020, we had total debt outstanding of $383 million and excess availability of $432 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

●	limiting our ability to obtain additional financing to fund our working capital, acquisitions, expenditures, debt service requirements or other general corporate purposes;
●	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
●	limiting our ability to compete with other companies who are not as highly leveraged;
●	subjecting us to restrictive financial and operating covenants in the agreements governing our and our subsidiaries’ long-term indebtedness;
●

exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, results of operations and financial condition;

●	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and
●	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. In March 2018, we entered into a five-year $250 million interest rate swap to fix a portion of our variable interest rate exposure. Our interest expense for the year ended December 31, 2020 was $28 million.

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on:

●	investments, including acquisitions;
●	prepayment of certain indebtedness;
●	the granting of liens;
●	the incurrence of additional indebtedness;
●	asset sales;
●	the making of fundamental changes to our business;
●	transactions with affiliates; and
●	the payment of dividends.

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

We are subject to a variety of federal, state, local, foreign and provincial environmental, health and safety laws, regulations and permitting requirements (collectively, “environmental laws”), including those governing the following:

●	the discharge of pollutants or hazardous substances into the air, soil or water;
●	the generation, handling, use, management, storage and disposal of, or exposure to, hazardous substances and wastes;
●	the responsibility to investigate, remediate, monitor and clean up contamination; and
●	occupational health and safety.

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

Certain environmental laws, such as the U.S. federal Superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although our responsibility for the clean-up of contamination or pollution to date has not been material, were there to be a significant release of contamination or pollution related to our past or current operations, our obligation to clean up that contamination or pollution could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We are a defendant in lawsuits involving approximately 1,153 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced. In addition, our supply chain that spans over 40 countries could be negatively impacted. Such an adverse health event could adversely impact our business.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenue.

The proper functioning of our information systems is critical to the successful operation of our business. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures, cyber incidents and other problems. If critical information systems fail or are otherwise unavailable, our ability to operate our business could be adversely affected. In addition, the cost to repair, modify or replace all or part of our information systems or consolidate one or more systems onto one information technology platform, whether by necessity or choice, would require a significant cash investment on the part of the Company. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

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

Among others, cyber incidents could include the following:

●	Denial of service attacks, whereby third parties attempt to slow down or shut down our computer systems by overloading information interfaces, which in turn, could interrupt our operations.
●

Computer virus software that infects our computer systems to either allow third parties unauthorized access to private, confidential data or denies the Company access from its own information, often for the attacker’s financial gain by demanding a ransom.

●

Theft of private information. An unauthorized disclosure of sensitive or confidential supplier, customer or Company information or employee information could cause a theft or unwanted disclosure of data.

●

E-mail or other forms of spoofing or “phishing” whereby third parties attempt to trick or induce employees to provide private information, such as passwords, social security numbers or other identifying information, to allow the third party to fraudulently attempt to invoice the Company or gain access to the Company’s computer systems.

●

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

●

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

●

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

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

We may require more capital in the future to:

●	fund our operations;
●	finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;
●	enhance and expand the range of products we offer; and
●	respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

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

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods and to natural disasters such as earthquakes and fires. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our branches and require us to close branches. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

As of December 31, 2020, we had $493 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from our use of purchase accounting in connection with the acquisitions we have made over the past several years. In accordance with the purchase accounting method, the excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

Additionally, under U.S. generally accepted accounting principles, goodwill and certain other indefinite-lived intangible assets are not amortized, but must be reviewed for possible impairment annually, or more often in certain circumstances where events indicate that the asset values are not recoverable. These reviews could result in an earnings charge for impairment, which would reduce our net income even though there would be no impact on our underlying cash flow. During the year ended December 31, 2020, we recognized impairment charges of $217 million for goodwill and $25 million for our indefinite-lived intangible asset.

We face risks associated with conducting business in markets outside of North America.

We currently conduct substantial business in countries outside of North America. We could be materially and adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability. Examples of risks inherent in such non-North American activities include:

●	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;
●	unexpected changes in regulatory requirements;
●	changes in tariffs;
●	the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries;
●	fluctuations in currency exchange rates and the value of the U.S. dollar;

●	restrictions on repatriation of earnings;
●	expropriation of property without fair compensation;
●	governmental actions that result in the deprivation of contract or proprietary rights; and
●

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. Such a violation could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect the market for our common stock and other securities.

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

We have operations in the U.S. and in 16 other countries. Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In North America, we operate a hub and spoke model that is centered around our seven distribution centers in the U.S. and Canada with 94 branch locations which have inventory and local employees and house 13 valve and engineering service centers. Our U.S. network is comprised of 85 branch locations and six distribution centers. In Canada, we have 9 branch locations and one distribution center. We own less than 5% of our branch locations as we primarily lease these facilities. All of our distribution centers are leased.

Outside North America, we operate through a network of 22 branch locations located throughout Europe, Asia, Australasia, the Middle East and Caspian, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Twelve valve and engineering service centers are housed within our distribution centers and branch locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 12, 2021 are listed below.

Andrew R. Lane, age 61, has served as our president and chief executive officer (“CEO”) since September 2008. He has also served as a director of MRC Global Inc. since September 2008 and was chairman of the board from December 2009 to April 2016. From December 2004 to December 2007, he served as executive vice president and chief operating officer of Halliburton Company, a global oilfield services company. Prior to that, he held a variety of leadership roles within Halliburton. Mr. Lane received a B.S. in mechanical engineering from Southern Methodist University in 1981 (cum laude). He also completed the Advanced Management Program at Harvard Business School in 2000. Mr. Lane has announced his intent to retire on December 31, 2021, and the Company’s board of directors (the “Board”) is undertaking a process to name his successor.

Kelly Youngblood, age 55, has served as our executive vice president and chief financial officer since March 1, 2020 and executive vice president since November 2019. Mr. Youngblood brings more than 30 years of extensive energy and finance expertise to MRC Global. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services, a leading pressure pumping services provider in North America, from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a CPA and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 58, has served as our executive vice president – corporate affairs, general counsel, chief human resources officer and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s human resources, legal, risk and compliance, cyber security, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Board. Prior to May 2012, Mr. Churay served as executive vice president and general counsel since August 2011 and as our corporate secretary since November 2011. From 2010 to 2011, he served as president and CEO of Rex Energy Corporation, an independent oil and gas company. From 2002 to 2010, Mr. Churay served as executive vice president, general counsel and secretary of YRC Worldwide Inc., a transportation and logistics company. From 1985, he served in various legal roles with increasing responsibility with Baker Hughes Company. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center, where he was a member of the Law Review.

Grant Bates, age 49, is our senior vice president of strategy, corporate development and e-commerce since April 2020. In this role, he leads the implementation of our long-term business strategy, mergers and acquisitions and e-commerce initiatives. Prior to that he served as senior vice president of operations, International and Canada, and operational excellence. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer led our information systems and operational excellence functions since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served as regional vice president of the Australasian region since March 2012. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

John L. Bowhay, age 55, is our senior vice president of international operations and global valves, automation, measurement and instrumentation ("VAMI"). Prior to that he served as senior vice president of supply chain management, valve and technical product sales since August 2015. He previously served as senior vice president of Asia Pacific and Middle East operations since August 2014. Before that, Mr. Bowhay served as vice president of European operations since August 2013. Prior to this role, Mr. Bowhay served as the managing director for our United Kingdom operations and prior to that role, he was the vice president of sales in the U.K. He brings more than 31 years of industry experience and valve expertise to the MRC Global team. Mr. Bowhay attended the London Business School.

Rance Long, age 52, serves as our senior vice president of business development responsible for our business development efforts globally. Most recently he served as our vice president business development, midstream pipeline & gas utilities since 2013. Prior to this role, he served as vice president of line pipe and was responsible for all line pipe sales in the US. He joined MRC Global as part of the acquisition of LaBarge Pipe and Steel in 2008. Rance holds a bachelor’s degree in construction from Southern Illinois University Edwardsville.

Jack McCarthy, age 55, currently serves as our senior vice president of supply chain. Most recently, he served as our vice president of supply chain and technical sales. Prior to that role, Jack serviced as vice president of carbon steel pipe, fittings, flanges and VAMI supply chain management where he led our line pipe team since 2011 with responsibilities for our carbon steel fittings and flanges being added in 2016. Prior to joining MRC Global with the acquisition of LaBarge Pipe and Steel in 2005, he held roles in business development, sales and sales management in the industrial distribution industry for 17 years. Jack is a graduate of the University of Illinois at Urbana-Champaign and is a former vice president and board member of the National Association of Steel Pipe Distributors.

Karl W. Witt, age 60, is our senior vice president of North America operations since April 2020 having previously been responsible for U.S. operations since 2016. Prior to that, he served in a variety of roles including seven years as regional vice president of the Eastern and Gulf Coast regions since 2013 and seven years as regional vice president of the Midwest sub-region as well as warehouse manager, outside sales representative, branch manager and vice president of operations with Joliet Valves, which was acquired by the Company in 2001. Mr. Witt attended South Suburban College in Chicago.

Elton Bond, age 45, has served as our senior vice president and chief accounting officer since May 2011. From September 2009 to May 2011, he served as senior vice president and treasurer. Prior to that, he served as vice president of finance and compliance. Before that, Mr. Bond was the director of finance and compliance. He started his career with MRC Global as the acquisition development manager in April 2006. Prior to joining MRC Global, Mr. Bond was employed with Ernst & Young LLP from 1997 to 2006, serving in a variety of roles, including senior manager of assurance and advisory business services. Mr. Bond received a B.B.A. from Marshall University in 1997. He is a C.P.A., a chartered global management accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia Society of Certified Public Accountants.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 5, 2021, there were 135 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our board of directors has not declared any dividends on common stock during 2020 or 2019 and currently has no intention to declare any dividends on common stock.

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

Issuer Purchases of Securities

None.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Philadelphia Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2015, in MRC Global Inc., the S&P 500 Index and the Philadelphia Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
Statement of Operations Data:
Sales	$2,560	$3,662	$4,172	$3,646	$3,041
Cost of sales	2,129	3,009	3,483	3,064	2,573
Gross profit	431	653	689	582	468
Selling, general and administrative expenses	449	550	562	536	524
Goodwill and intangible asset impairment	242	—	—	—	—
Operating (loss) income	(260)	103	127	46	(56)
Other expenses:
Interest expense	(28)	(40)	(38)	(31)	(35)
Other, net	5	3	6	(8)	—
(Loss) income before income taxes	(283)	66	95	7	(91)
Income tax (benefit) expense	(9)	27	21	(43)	(8)
Net (loss) income	(274)	39	74	50	(83)
Series A preferred stock dividends	24	24	24	24	24
Net (loss) income attributable to common stockholders	$(298)	$15	$50	$26	$(107)
(Loss) earnings per share amounts:
Basic	$(3.63)	$0.18	$0.55	$0.28	$(1.10)
Diluted	$(3.63)	$0.18	$0.54	$0.27	$(1.10)
Weighted-average shares, basic	82.0	83.0	90.1	94.3	97.3
Weighted-average shares, diluted	82.0	83.9	91.8	95.6	97.3
Dividends (common)	—	—	—	—	—

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash	$119	$32	$43	$48	$109
Working capital (1)	567	732	896	756	684
Total assets	1,781	2,325	2,434	2,340	2,164
Long-term debt (2)	383	551	684	526	414
Redeemable preferred stock	355	355	355	355	355
Stockholders' equity	350	642	692	759	763

	Year Ended December 31,
	2020	2019	2018	2017	2016
Other Financial Data:
Net cash flow:
Operating activities	$261	$242	$(11)	$(48)	$253
Investing activities	19	(16)	(14)	(27)	16
Financing activities	(195)	(238)	24	9	(226)

(1)	Working capital is defined as current assets less current liabilities.
(2)	Includes current portion of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in oil and natural gas prices;
●	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
●	U.S. and international general economic conditions;
●	our ability to compete successfully with other companies in our industry;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	unexpected supply shortages;
●	cost increases by our suppliers;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
●	changes in our customer and product mix;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our obligations;
●	changes in our credit profile;
●	a decline in demand for or adverse change in the value of certain of the products we distribute if tariffs and duties on these products are imposed or lifted;

●	significant substitution of alternative fuels for oil and gas;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	loss of third-party transportation providers;
●	potential inability to obtain necessary capital;
●	risks related to adverse weather events or natural disasters;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
●	risks associated with international instability and geopolitical developments, including armed conflicts and terrorism;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
●	our intention not to pay dividends; and
●	risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the largest distributor of pipe, valves, and fittings ("PVF") and other infrastructure products and services to the energy industry, based on sales. We also sell our products and provide our services to industrial applications. We provide innovative supply chain solutions and technical product expertise to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With 100 years of history, our over 2,600 employees serve approximately 12,000 customers through approximately 230 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for customers by satisfying the most complex, multi- site needs of many of the largest companies in the energy sector as their primary PVF supplier. We believe the critical role we play in our customers' supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. In addition to general economic conditions, our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

●

Oil and Natural Gas Prices. Sales of PVF and related infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Oil and natural gas prices, both current and projected, along with the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity.

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

Recent Trends and Outlook

During 2020, the average oil price of West Texas Intermediate (“WTI”) decreased to $39.16 per barrel from $56.98 per barrel in 2019. Natural gas prices decreased to an average price of $2.03/Mcf (Henry Hub) for 2020 compared to $2.56/Mcf (Henry Hub) for 2019. North American drilling rig activity decreased 52% in 2020 compared to 2019. U.S. well completions were down 49% in 2020 as compared to 2019.

The energy industry, and our business in turn, is cyclical in nature. In 2019, our customers demonstrated an increased focus on returns, which has affected the risk assessment related to new projects and resulted in a more disciplined approach to spending that continues to impact each of our business sectors with the exception of gas utilities. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined and manufacturing declined. As a result, oil consumption dropped dramatically. At the same time, OPEC and other oil producing nations were initially unable to reach an agreement on oil production levels. This lack of agreement, between Saudi Arabia and Russia in particular, escalated concerns over the potential for oversupply of oil during a period of weakened demand thereby causing a significant, sustained decline in commodity prices. Although major oil-producing nations subsequently responded by reducing oil production, the expected level of oil demand in the near term is projected to be substantially lower than pre-pandemic levels. Oil prices have recently improved due to near-term OPEC production cuts, but there remains significant uncertainty regarding the timing and extent of a recovery. The pace of demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. The possibility of a global recession or depression still exists and, over the longer term, we could experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact. As a result of these factors, based on an average of industry research estimates, there was a decrease in oil and gas industry spending in 2020 of 32% globally, including approximately 45% in the U.S. upstream production market. These reductions in spending directly impact both the upstream production and midstream pipeline components of our business. In addition, we have seen our customers in the downstream and industrial sector seek to defer turnarounds and routine maintenance as well as idle facilities in order to preserve liquidity and comply with COVID-19 related limitations on employee activities. Furthermore, 79% of our business is concentrated in the U.S. where the majority of industry spending reductions occurred. Given these developments, the risk of resurgence of the COVID-19 virus and the continuing focus on capital discipline by oil and gas exploration and production operators, we experienced a sharp decline in sales beginning in the second quarter of 2020 and expect the market to remain challenged until there is a step-change improvement related to COVID-19 concerns, improving the outlook for global oil demand.

Notwithstanding the ongoing uncertainty, recent spending plan estimates by sell-side research analysts indicate possible outcomes ranging from a modest, single-digit improvement in U.S. upstream spending to a potential decline of up to 10% in 2021. While the mid-point of this range suggests a possible year-over-year decline in activity, it would represent an increase in activity as compared to recent pandemic-impacted quarters.

We play a critical role in supporting our customers and the energy industry throughout the cycles. We believe that carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries, and that oil and gas demand will continue to be significant in the coming decades. The U.S. EIA in its Reference Case published in the International Energy Outlook 2019 projects world energy consumption rising by 50% between 2018 and 2050. This Reference Case remains the latest EIA case for world energy markets; however, it was issued before the COVID-19 pandemic and may change to take into account energy use declines during the pandemic. Even so, we believe that oil and gas will continue to be in demand for some time. Even as the EIA projects in its Reference Case that renewables become the most used energy source by 2050, the EIA also projects petroleum and other liquids to rise more than 20% and natural gas to rise more than 40% in that timeframe. This would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in renewable energy technology. As they further rebalance their capital investment from traditional, carbon-based energy to alternative sources, we expect to continue to supply them and enhance our product and service offering as needed to support their changing requirements.

The gas utility sector of our business which is independent of oil and gas commodity prices was also initially impacted by certain customer activity delays due to COVID-19 concerns but has not experienced any material budget cuts or project cancellations. In the second half of the year we saw a modest rebound in sales for this sector and expect this business to continue to grow in 2021 due to recent market share gains and higher activity levels as COVID-19 concerns begin to diminish.

Because of the challenging environment in 2020, we took a number of actions to further reduce our operating costs. These steps included the following:

●	A voluntary early retirement program and an involuntary reduction in force to reduce headcount
●	Ongoing freezes on hiring and compensation increases
●	An indefinite suspension of the company’s matching provision for the 401(k) and RSP programs for its U.S. and Canadian employees respectively
●	Reductions in annual bonus incentive targets and resulting payouts for both executive management and eligible employees
●	A 30% reduction in 2020 equity grants to non-executive directors
●	For eligible executives and employees, a reduction in the long-term incentive awards for 2021 that the Company grants to them pursuant to the Company’s 2011 Omnibus Incentive Plan
●	Management and employee furloughs
●	Closure of certain branches and distribution centers where customer spending demand does not warrant continuation of those operations as we continue to adjust our distribution network as needed
●	Continued cost reductions and efficiency efforts throughout the Company

In addition to these efforts, we have and continue actively managing our investment in working capital which allows us to generate cash and reduce our indebtedness. In the fourth quarter, we completed the sale leaseback of four facilities which generated $29 million of net proceeds which we also used to reduce our indebtedness. For the year, we generated $261 million of cash from operations and reduced our net debt by almost half to $264 million.

During 2020, we closed 27 facilities and took other actions to reduce our costs associated with leased branches. As a result of these actions, we incurred charges totaling $14 million related to impairment of right of use assets, lease abandonment and charges associated with contractual obligations under lease agreements. Through these facility closures and other reductions in force, we have reduced headcount by approximately 600 employees. In connection with these reductions, we have incurred severance costs of $14 million.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our video and audio conferencing and enterprise resource planning and other operational systems have enabled our office employees to work from home, performing their job functions with minimal disruption or impact on our internal control environment. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. We have limited employee travel, with few exceptions, to local deliveries of our products. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an "essential' business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain screening, providing personal protection equipment such as face masks and hand sanitizer and providing "deep" cleaning services at Company facilities. As of February 2, 2021, of our approximate 2,600 employees, we had 10 employees with current cases of COVID-19. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with the impacted employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis, and as various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. While there were initially some temporary interruptions of manufacturing for some of our products in the Spring of 2020, especially those who manufacture product or components in China, South Korea and Italy, many of these manufacturers have now resumed production. We have not experienced significant delays by transportation providers. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we are working with our customers to discuss the impact of the COVID-19 delay. We continue to monitor the situation and have ongoing dialogue with our customers regarding the status of impacted orders.

In recent years, the United States imposed tariffs on imports of some products that we distribute. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. Of course, the price increases that tariffs and quotas engender may be offset by the pricing impacts of lower demand that the COVID-19 pandemic has caused. These issues are dynamic and continue to evolve. To the extent our products are further impacted by pricing fluctuations caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility.

In January 2021, a new U.S. President took office and new U.S. Congress was seated.  They have publicly made statements regarding the desire to support alternative energy sources such as solar, wind and “green” hydrogen, reduce U.S. emissions of greenhouse gases and generally address climate change. To that end, the new administration has implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. It has also announced an aggressive policy agenda to change the tax system, increase corporate and other income taxes, modify the relationships between the United States and other countries and make changes that reverse actions taken by the prior President. While at first impression these policies could impact demand for our oil and gas customers’ product and further regulate the industry, it is not clear that these actions will actually have that impact.  For instance, the new President has signed an executive order placing a moratorium on the leasing of U.S. federal lands for oil and gas exploration and production. However, given the current supply and demand for oil and gas, there does not appear to be a robust market for any such new leasing by our customers. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business.

Effective January 31, 2020, the United Kingdom formally exited the European Union (“EU”). Following the exit, there was a transition period until December 31, 2020. During the transition period, the UK's trading relationship with the EU remained the same while the two sides negotiated a free trade deal. The EU-UK Trade and Cooperation Agreement was signed on December 30, 2020 between the EU and the United Kingdom. Although this agreement is still awaiting ratification by the European Parliament, it has been applied provisionally since January 1, 2021 when the transition period ended. Although we don't expect these developments to have a meaningful impact on our business, we continue to maintain a physical presence in both the U.K. and EU member states that allow us to operate and to serve our customers as needed. In 2020, 3.0% of our revenue was derived from our U.K. business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S.	$193	$301	$426
Canada	13	34	35
International	134	174	177
	$340	$509	$638

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table sets forth key industry indicators for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Average Rig Count (1):
United States	433	943	1,032
Canada	89	134	191
Total North America	522	1,077	1,223
International	825	1,098	988
Total Worldwide	1,347	2,175	2,211

Average Commodity Prices (2):
WTI crude oil (per barrel)	$39.16	$56.98	$65.23
Brent crude oil (per barrel)	$41.96	$64.28	$71.34
Natural gas ($/Mcf)	$2.03	$2.56	$3.15

Average Monthly U.S. Well Permits (3)	1,614	4,494	4,652
U.S. Wells Completed (2)	7,394	14,362	14,753
3:2:1 Crack Spread (4)	$11.29	$18.23	$18.09

(1)	Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3)	Source-Evercore ISI Research
(4)	Source-Bloomberg

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

The breakdown of our sales by sector for the years ended December 31, 2020, 2019 and 2018 was as follows (in millions):

	Year Ended December 31,
	2020		2019		2018
Gas utilities	$832	33%	$857	24%	$844	20%
Downstream & industrial	786	31%	1,105	30%	$1,209	29%
Upstream production	600	23%	1,107	30%	1,286	31%
Midstream pipeline	342	13%	593	16%	833	20%
	$2,560	100%	$3,662	100%	$4,172	100%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Sales:
U.S.	$2,023	$2,956	$(933)	(32)%
Canada	128	226	(98)	(43)%
International	409	480	(71)	(15)%
Consolidated	$2,560	$3,662	$(1,102)	(30)%

Operating (loss) income:
U.S.	$(207)	$104	$(311)	N/M
Canada	(6)	(1)	(5)	N/M
International	(47)	—	(47)	N/M
Consolidated	(260)	103	(363)	N/M

Interest expense	(28)	(40)	12	(30)%
Other income	5	3	2	67%
Income tax benefit (expense)	9	(27)	36	N/M
Net (loss) income	(274)	39	(313)	N/M
Series A preferred stock dividends	24	24	—	N/M
Net (loss) income attributable to common stockholders	$(298)	$15	$(313)	N/M

Gross Profit	$431	$653	$(222)	(34)%
Adjusted Gross Profit (1)	$504	$719	$(215)	(30)%
Adjusted EBITDA (1)	$97	$201	$(104)	(52)%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 32-34 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $2,560 million for the year ended December 31, 2020 as compared to $3,662 million for the year ended December 31, 2019. The $1,102 million, or 30%, decrease included a $6 million unfavorable impact from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased $933 million to $2,023 million for 2020 from $2,956 million for 2019. This 32% decrease reflected a $20 million decrease in the gas utilities sector, a $288 million decrease in the downstream and industrial sector, a $394 million decrease in the upstream production sector and a $231 million decrease in the midstream pipeline sector. The decline in gas utilities was primarily due to pandemic restrictions as customers paused or slowed spending during the second quarter. The decline in the upstream production sector is a result of reduced customer spending and lower activity levels, including a 49% reduction in well completions. The decline in the midstream pipeline sector is attributable to lower production levels and reduced demand for infrastructure, as well as the timing of project activity. Downstream and industrial sales declined due to delayed or reduced maintenance spending from lower demand as well as non-recurring turnarounds. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic which started in March 2020.

Canadian Segment—Our Canadian sales decreased $98 million to $128 million for 2020 from $226 million for 2019. This 43% decrease was across all sectors including a $73 million decrease in the upstream production sector, which was adversely impacted by the COVID-19 pandemic and associated reduced demand. In addition, the midstream pipeline sector declined $13 million as a result of non-recurring project work. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 1%.

International Segment—Our International sales decreased $71 million to $409 million for 2020 from $480 million for 2019. The 15% decrease is attributable to reduced spending in the upstream production sector followed by the downstream and industrial sector due to lower activity levels associated with reduced demand. Upstream production sales also declined, in part, due to the 2019 completion of a multi-year project in Kazakhstan. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $5 million, or 1%.

Gross Profit. Our gross profit was $431 million (16.8% of sales) for the year ended December 31, 2020 as compared to $653 million (17.8% of sales) for the year ended December 31, 2019. The $222 million decrease was primarily attributable to the decrease in sales volumes. As compared to average cost, our last-in first-out (“LIFO”) inventory costing methodology reduced cost of sales by $19 million in 2020 compared to $2 million in 2019. In addition, gross profit for 2020 was negatively impacted by $46 million of inventory-related charges to reduce the carrying value of certain excess and obsolete inventory items to their realizable value compared to $5 million of similar charges in 2019.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $504 million (19.7% of sales) for 2020 from $719 million (19.6% of sales) for 2019, a decrease of $215 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2020	of Revenue	2019	of Revenue*
Gross profit, as reported	$431	16.8%	$653	17.8%
Depreciation and amortization	20	0.8%	21	0.6%
Amortization of intangibles	26	1.0%	42	1.1%
(Decrease) increase in LIFO reserve	(19)	(0.7)%	(2)	(0.1)%
Inventory-related charges**	46	1.8%	5	0.1%
Adjusted Gross Profit	$504	19.7%	$719	19.6%

*Does not foot due to rounding

**2019 adjustment revised to conform with current year presentation

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our branch and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $449 million (17.5% of sales) for the year ended December 31, 2020 as compared to $550 million (15.0% of sales) for the year ended December 31, 2019. The $101 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. These lower personnel costs were partially offset by $14 million of expenses associated with facilities closures and $14 million of severance and restructuring charges in 2020 as compared to $9 million of severance and restructuring charges in 2019. 2020 SG&A was reduced by the $2 million recovery of supplier bad debt. 2019 SG&A included a $5 million charge associated with the doubtful collection of a product claim against a foreign supplier. Excluding the impact of these charges, SG&A decreased $113 million. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted SG&A by $3 million.

Operating (Loss) Income. Operating loss was $260 million for the year ended December 31, 2020, as compared to operating income of $103 million for the year ended December 31, 2019, a decline of $363 million.

U.S. Segment—Our U.S. segment had an operating loss of $207 million for 2020 as compared to operating income of $104 million for 2019. The $311 million decrease was impacted by $202 million of goodwill and intangible asset impairments, $28 million of inventory-related charges, $8 million of severance costs, and $3 million of costs associated with facility closures. Excluding these charges, the decline in operating income was driven by lower sales offset by a reduction in SG&A.

Canadian Segment—Our Canadian segment had an operating loss of $6 million for 2020 as compared to $1 million for 2019. The $5 million decline was primarily a result of $2 million of inventory-related charges, $1 million of severance costs, and $1 million of costs associated with facility closures. The impact of the decline in sales was largely offset by reductions in SG&A expenses resulting from cost reduction measures.

International Segment—Our International segment had operating loss of $47 million for 2020 as compared to $0 million in 2019. The $47 million decline in operating income was primarily attributable to certain unusual charges. These included $40 million of goodwill impairment charges, $16 million of inventory-related charges, $5 million of severance and $10 million of cost associated with facility closures. Excluding these charges, operating income would have increased which was primarily attributable to cost reductions that occurred in the fourth quarter of 2019 as well as the $2 million reduction in 2020 SG&A expense resulting from the recovery of a supplier bad debt.

Interest Expense. Our interest expense was $28 million for the year ended December 31, 2020 as compared to $40 million for the year ended December 31, 2019. The decrease in interest expense was attributable to lower average debt levels and lower interest rates in 2020 as compared to 2019.

Other Income. Our other income was $5 million for the year ended December 31, 2020 as compared to $3 million for the year ended December 31, 2019. Other income for 2020 included a $5 million gain from a sale leaseback transaction.

Income Tax (Benefit) Expense. Our income tax benefit was $9 million for the year ended December 31, 2020, as compared to expense of $27 million for the year ended December 31, 2019. Our effective tax rates were 3% and 41% for the years ended December 31, 2020 and 2019, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the 2020 was lower primarily due to a non-tax deductible goodwill impairment charge during the second quarter.

Net (Loss) Income. Our net loss was $274 million for the year ended December 31, 2020 as compared to net income of $39 million for the year ended December 31, 2019, a decrease of $313 million reflecting a decline in income before taxes for the reasons noted above.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $97 million for the year ended December 31, 2020, as compared to $201 million for the year ended December 31, 2019. Our Adjusted EBITDA decreased $104 million over that period primarily as a result of the factors noted above.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2020	2019
Net income	$(274)	$39
Income tax expense	(9)	27
Interest expense	28	40
Depreciation and amortization	20	21
Amortization of intangibles	26	42
Goodwill and intangible asset impairment	242	—
Inventory-related charges	46	5
Facility closures	17	—
Severance and restructuring	14	9
Decrease increase in LIFO reserve	(19)	(2)
Equity-based compensation expense	12	16
Gain on early extinguishment of debt	(1)	—
Recovery of supplier bad debt and supplier bad debt	(2)	5
Gain on sale leaseback	(5)	—
Foreign currency losses (gains)	2	(1)
Adjusted EBITDA	$97	$201

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For discussion and analysis of fiscal year 2019 compared to fiscal year 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020 and is incorporated herein by reference.

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$261	$242
Investing activities	19	(16)
Financing activities	(195)	(238)
Net cash provided (used):	$85	$(12)

Operating Activities

Net cash provided by operating activities was $261 million in 2020 compared to $242 million provided by operating activities in 2019. The change in operating cash flows was primarily the result of lower working capital requirements due to declining sales in 2020 as compared to 2019. A reduction in working capital provided cash of $220 million in 2020 compared to $118 million provided by working capital in 2019. The decline in accounts receivable generated $141 million of cash in 2020 as compared to $127 million in accounts receivable in 2019. In addition, because of the decline in sales, we have reduced inventory resulting in $173 million of cash provided from inventory in 2020 as compared to $95 million in 2019. These reductions in the use of cash were offset by $98 million of cash utilized from a reduction in accounts payable in 2020 as compared to $79 million in 2019.

Investing Activities

Net cash provided by investing activities was $19 million in 2020 compared to $16 million used in 2019. In 2020, we completed sale leaseback transactions involving four of our locations which generated net proceeds of $29 million. Purchases of property, plant and equipment utilized cash of $11 million and $18 million in 2020 and 2019, respectively.

Financing Activities

Net cash used in financing activities was $195 million in 2020, compared to net cash used in financing activities of $238 million in 2019. Net payments on our Global ABL Facility totaled $161 million in 2020 compared to $129 million in 2019. In 2019, we used $75 million to fund purchases of our common stock. We used $24 million to fund dividends on our preferred stock in each of 2020 and 2019.

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility. As of December 31, 2020, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $383 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. For the current year, as a result of declining profitability and the generation of positive cash flow from working capital contraction, we would be required to make a repayment by April 2021 pursuant to this provision unless we obtain an amendment to the Term Loan. We are exploring the possibility of entering into such an amendment with representatives of our Term Loan lenders. If we make this payment, which we currently estimate will be approximately $105 million, we expect to source it from availability on our Global ABL Facility. As such, the payment would reduce overall liquidity and result in lower interest expense going forward.

The Global ABL Facility matures in September 2022 and provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of December 31, 2020, we had no borrowings outstanding and $432 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2020, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $551 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2020 and 2019, we had cash and cash equivalents of $119 million and $32 million, respectively. As of December 31, 2020 and 2019, $57 million and $32 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2020, we repatriated $29 million of cash from our Canadian subsidiaries.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the second quarter of 2020, Moody’s Investor Services and S&P Global Ratings downgraded our credit ratings, from B1 to B2 and B to B-, respectively, largely due to softening demand for our products due to the COVID-19 pandemic and the reduction in our customer’s spending outlook from unusually low oil and gas prices. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2020. Our credit facilities contain provisions that address the forthcoming need to transition away from LIBOR when it is discontinued or replaced.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2020 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2021	2022-2023	2024-2025	5 Years
Long-term debt (1)	$383	$4	$8	$371	—
Interest payments (2)	44	12	24	8	—
Operating leases	355	43	65	45	202
Purchase obligations (3)	337	337	—	—	—
Foreign exchange forward contracts	—	—	—	—	—
Other long-term liabilities	41	—	—	—	41
Total	$1,160	$396	$97	$424	$243

(1)	Long-term debt is based on debt outstanding at December 31, 2020.
(2)	Interest payments are based on interest rates in effect at December 31, 2020 and assume contractual amortization payments.
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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $20 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2020. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2020, we are a named defendant in approximately 578 lawsuits involving approximately 1,153 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

●	That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;
●	That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;
●	That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;
●	That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;
●	That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;
●	That there are no materially negative developments in the claims pending against us; and
●	That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. In our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 17—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as SEC rules and regulations define that term.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $145 million and $181 million at December 31, 2020 and 2019, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 28% of our total assets as of December 31, 2020. We record goodwill as the excess of cost over the fair value of net assets that we acquire. We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life. We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2020 (in millions):

	U.S.	Canada	International	Total
Customer base intangibles	$115	$—	$7	$122
Indefinite lived trade name	107	—	—	107
Goodwill	264	—	—	264

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

●	customer base intangibles; and
●	property, plant and equipment.

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

We group customer base intangible assets on a basis consistent with our reporting units. We determine the fair value of customer base intangibles using a discounted cash flow analysis. The most significant factor in the determination of the fair value of our customer base intangibles is forecasted sales to our customers including, in particular, our largest customers. Possible indicators of impairment could include the following:

●	prolonged decline in commodity oil and natural gas prices;
●	the resulting decline in activity levels of many of our major customers;
●	significant reductions in capital spending budgets of our customers; and
●	a pessimistic outlook for the price of oil and natural gas.

Although we determined there were no impairments of long-lived assets in 2020 and 2019, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2020 was $103 million, or 6% of total assets. This amount was comprised of $89 million, $2 million and $12 million in our U.S., Canada and International segments, respectively. We group property, plant and equipment and evaluate it for recoverability at a country or regional level. We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information. In 2020, no indicators of property, plant and equipment impairment were present. Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

When testing for the impairment of the value of long-lived assets, we make forecasts of:

●	our future operating results;
●	the extent and timing of future cash flows;
●	working capital;
●	profitability; and
●	sales growth trends.

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

When we perform the goodwill impairment test, we compare the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. To the extent the carrying value of a reporting unit is greater than its estimated fair value, a goodwill impairment charge is recorded for the difference, up to the carrying value of goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding:

●	future operating results,
●	the extent and timing of future cash flows,
●	working capital,
●	sales prices,
●	profitability,
●	discount rates; and
●	sales growth trends.

We make these forecasts using the best available information at the time including information regarding current market conditions and customer spending forecasts. While we believe that these assumptions and estimates are reasonable, because of the volatile nature of the energy industry, actual results may differ materially from the projected results which could result in the recognition of additional impairment charges. Factors that could lead to actual results differing materially from projected results include, among other things:

●	reduction of oil and natural gas prices,
●	changes in projected sales growth rate; and
●	changes in factors affecting our discount rate including risk premiums, risk free interest rates and costs of capital.

In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

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

●	future operating results,
●	sales prices,
●	discount rates; and
●	sales growth trends.

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

In connection with our annual goodwill and indefinite-lived tradename impairment tests as of October 1, 2020, we performed a qualitative assessment of the carrying value of the goodwill for our U.S. reporting unit and U.S. indefinite-lived tradename asset. This assessment took into consideration changes in the broader economy, our industry and our business since the quantitative impairment tests completed as of April 30, 2020. Based on our assessment, we concluded that it was not more likely than not that the carrying value of the U.S. reporting unit or tradename asset exceeded their fair values. The U.S. tradename is our only indefinite-lived intangible asset.

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

Interest Rate Risk

As of December 31, 2020, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days. We are currently party to a $250 million interest rate swap to fix a portion of our variable rate exposure that matures in March 2023.

As of December 31, 2020, a 1% increase in the LIBOR rate would result in an increase in our interest expense of approximately $1 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. We recorded gains related to foreign currency contracts of $1 million in the year ended December 31, 2018. Gains and losses incurred in the years ended December 31, 2020 and 2019 were not material.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2020 and has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held in 2021 (“Proxy Statement”), which information is incorporated by reference herein.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2020,” “Grants of Plan-Based Awards in Fiscal Year 2020,” “Outstanding Equity Awards at 2020 Fiscal Year-End,” “Option Exercises and Stock Vested During 2020,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	4,885,948	$17.04	1,828,274

Equity compensation plans not approved by security holders	None	N/A	None
Total	4,885,948	$17.04	1,828,274

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

4.1	Description of Securities of Registrant. (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of MRC Global Inc. filed with the SEC on February 14, 2020, File No. 001-35479).

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

10.2.9	Consent Fee Letter dated April 26, 2020, between MRC Global (US) Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc., filed with the SEC on April 29, 2020, File No. 001-35479).

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

10.3.3†	Third Amendment to Employment Agreement, dated as of May 27, 2020, between MRC Global Inc. and Andrew R. Lane (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 28, 2020, File No. 001-35479).

Exhibit Number	Description

10.4†

Form of Employment Agreement by and among MRC Global Inc. and each of James E. Braun and Daniel J. Churay (Incorporated by reference to Exhibit 10.5 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.4.1†

First Amendment to Employment Agreement, dated as of October 29, 2019, between MRC Global Inc. and Daniel J. Churay (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on October 30, 2019, File No. 001-35479).

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

10.6†	Executive Separation Policy. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on February 12, 2021, File No.001-35479).

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

10.8.3†

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

10.8.5†

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

10.8.7†

Form of MRC Global Inc. Director Restricted Stock Award Agreement.(Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.8.8†*	Form of MRC Global Inc. Performance Share Unit Award Agreement.

10.8.9†*	Form of MRC Global Inc. Restricted Stock Unit Award Agreement.

10.9†

MRC Global Director Compensation Plan (Incorporated by reference to Exhibit 10.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2017 filed with the SEC on February 16, 2018, File No. 001-35479).

10.10

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees. (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

Exhibit Number	Description

10.11

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

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve-month periods ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ Andrew R. Lane
Andrew R. Lane President and Chief Executive Officer

Date: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Andrew R. Lane	President and Chief Executive Officer	February 12, 2021
Andrew R. Lane	(principal executive officer)

/s/ Kelly Youngblood	Executive Vice President and Chief Financial Officer	February 12, 2021
Kelly Youngblood	(principal financial officer)

/s/ Elton Bond	Senior Vice President and Chief Accounting Officer	February 12, 2021
Elton Bond	(principal accounting officer)

/s/ Rhys J. Best	Chairman	February 12, 2021
Rhys J. Best

/s/ Deborah G. Adams	Director	February 12, 2021
Deborah G. Adams

/s/ Leonard M. Anthony	Director	February 12, 2021
Leonard M. Anthony

/s/ Henry Cornell	Director	February 12, 2021
Henry Cornell

/s/ Barbara J. Duganier	Director	February 12, 2021
Barbara J. Duganier

/s/ Dr. Cornelis Adrianus Linse	Director	February 12, 2021
Dr. Cornelis Adrianus Linse

/s/ John A. Perkins	Director	February 12, 2021
John A. Perkins

/s/ Robert L. Wood	Director	February 12, 2021
Robert L. Wood

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

/s/ ANDREW R. LANE
Andrew R. Lane President and Chief Executive Officer

/s/ KELLY YOUNGBLOOD
Kelly Youngblood Executive Vice President and Chief Financial Officer

Houston, Texas

February 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

February 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-lived Intangible Asset Impairment Assessment

Description of the Matter

At December 31, 2020 the Company’s goodwill and indefinite-lived intangible asset, which consists of the Company’s U.S. tradename, were $264 million and $107 million, respectively. Goodwill and indefinite lived intangible assets are tested for impairment at least annually or when events occur that indicate impairment could exist. As more fully described in Note 6 to the consolidated financial statements, during the second quarter of fiscal 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator that an interim assessment was required. As a result of this assessment, the Company recognized impairments of $242 million during the year ended December 31, 2020.

Auditing management’s impairment tests for goodwill and indefinite-lived intangible assets was complex and judgmental due to the estimation required in determining the fair value of the reporting units and U.S. tradename. In particular, the estimates of the fair value of the reporting units are sensitive to significant assumptions such as the revenue growth rates, discount rates and projected EBITDA margins. The estimate of fair value of the U.S. tradename intangible asset is sensitive to significant assumptions including the revenue growth rates, royalty rates, and discount rates. These assumptions are affected by expectations about future economic and industry factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible asset impairment assessment process. For example, we tested management’s review controls over the significant assumptions described above as well as over the underlying data used in the valuation analyses.

To test the estimated fair value of the Company’s reporting units and U.S. tradename, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the revenue growth rates and projected EBITDA margins used in the valuations to current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range of the discount rate and royalty rate assumptions and compared them to the rates determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and the U.S. tradename intangible asset that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 12, 2021

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

(in millions, except shares)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$119	$32
Accounts receivable, net	319	459
Inventories, net	509	701
Other current assets	19	26
Total current assets	966	1,218

Long-term assets:
Operating lease assets	200	186
Property, plant and equipment, net	103	138
Other assets	19	19

Intangible assets:
Goodwill, net	264	483
Other intangible assets, net	229	281
	$1,781	$2,325

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$264	$357
Accrued expenses and other current liabilities	94	91
Operating lease liabilities	37	34
Current portion of long-term debt	4	4
Total current liabilities	399	486

Long-term obligations:
Long-term debt, net	379	547
Operating lease liabilities	187	167
Deferred income taxes	70	91
Other liabilities	41	37

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,315,296 and 105,624,750 issued, respectively	1	1
Additional paid-in capital	1,739	1,731
Retained deficit	(781)	(483)
Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(234)	(232)
	350	642
	$1,781	$2,325

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales	$2,560	$3,662	$4,172
Cost of sales	2,129	3,009	3,483
Gross profit	431	653	689

Selling, general and administrative expenses	449	550	562
Goodwill and intangible asset impairment	242	—	—
Operating (loss) income	(260)	103	127

Other (expense) income:
Interest expense	(28)	(40)	(38)
Write off of debt issuance costs	—	—	(1)
Other, net	5	3	7

(Loss) income before income taxes	(283)	66	95
Income tax (benefit) expense	(9)	27	21
Net (loss) income	(274)	39	74
Series A preferred stock dividends	24	24	24
Net (loss) income attributable to common stockholders	$(298)	$15	$50

Basic (loss) earnings per common share	$(3.63)	$0.18	$0.55
Diluted (loss) earnings per common share	$(3.63)	$0.18	$0.54
Weighted-average common shares, basic	82.0	83.0	90.1
Weighted-average common shares, diluted	82.0	83.9	91.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(274)	$39	$74

Other comprehensive income (loss):
Foreign currency translation adjustments	2	5	(20)
Hedge accounting adjustments, net of tax	(4)	(5)	(2)
Total other comprehensive loss, net of tax	(2)	—	(22)
Comprehensive (loss) income	$(276)	$39	$52

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2017	103	1	1,691	(548)	(12)	(175)	(210)	759
Net income	—	—	—	74	—	—	—	74
Foreign currency translation	—	—	—	—	—	—	(20)	(20)
Hedge accounting adjustments	—	—	—	—	—	—	(2)	(2)
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
Equity-based compensation expense	—	—	14	—	—	—	—	14
Exercise and vesting of stock awards	2	—	21	—	—	—	—	21
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)
Purchase of common stock	—	—	—	—	(7)	(125)	—	(125)

Balance at December 31, 2018	105	1	1,721	(498)	(19)	(300)	(232)	692
Net income	—	—	—	39	—	—	—	39
Foreign currency translation	—	—	—	—	—	—	5	5
Hedge accounting adjustments	—	—	—	—	—	—	(5)	(5)
Shares withheld for taxes	—	—	(6)	—	—	—	—	(6)
Equity-based compensation expense	1	—	16	—	—	—	—	16
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)
Purchase of common stock	—	—	—	—	(5)	(75)	—	(75)

Balance at December 31, 2019	106	1	1,731	(483)	(24)	(375)	(232)	642
Net income	—	—	—	(274)	—	—	—	(274)
Foreign currency translation	—	—	—	—	—	—	2	2
Hedge accounting adjustments	—	—	—	—	—	—	(4)	(4)
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(274)	$39	$74
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	20	21	23
Amortization of intangibles	26	42	45
Equity-based compensation expense	12	16	14
Deferred income tax benefit	(21)	(5)	(9)
Amortization of debt issuance costs	1	1	1
Write off of debt issuance costs	—	—	1
(Decrease) increase in LIFO reserve	(19)	(2)	62
Goodwill and intangible asset impairment	242	—	—
Lease impairment and abandonment	14	—	—
Inventory-related charges	46	5	—
Change in fair value of derivative instruments	—	—	(1)
Provision for credit losses	2	2	1
Gain on sale leaseback	(5)	—	—
Other non-cash items	(3)	5	9
Changes in operating assets and liabilities:
Accounts receivable	141	127	(74)
Inventories	173	95	(175)
Other current assets	7	10	8
Accounts payable	(98)	(79)	27
Accrued expenses and other current liabilities	(3)	(35)	(17)
Net cash provided by (used in) operations	261	242	(11)

Investing activities
Purchases of property, plant and equipment	(11)	(18)	(20)
Proceeds from the disposition of property, plant and equipment	30	1	6
Other investing activities	—	1	—
Net cash provided by (used in) investing activities	19	(16)	(14)

Financing activities
Payments on revolving credit facilities	(819)	(1,145)	(1,118)
Proceeds from revolving credit facilities	658	1,016	1,280
Payments on long-term obligations	(6)	(4)	(4)
Debt issuance costs paid	—	—	(1)
Purchases of common stock	—	(75)	(125)
Dividends paid on preferred stock	(24)	(24)	(24)
Proceeds from exercise of stock options	—	—	21
Repurchases of shares to satisfy tax withholdings	(4)	(6)	(5)
Net cash (used in) provided by financing activities	(195)	(238)	24

Increase (decrease) in cash	85	(12)	(1)
Effect of foreign exchange rate on cash	2	1	(4)
Cash beginning of year	32	43	48
Cash end of year	$119	$32	$43

Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$39	$37
Cash paid for income taxes	$3	$34	$39

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2020

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations:MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related infrastructure products and services across each of the gas utilities (storage and distribution of natural gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors. We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and Caspian. We obtain products from a broad range of suppliers.

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

Allowance for Credit Losses: We evaluate the adequacy of the allowance for credit losses on receivables based upon periodic evaluation of accounts that may have a higher credit risk using information available about the customer and other relevant data. This formal analysis is inherently subjective and requires us to make significant estimates of factors affecting credit losses including customer specific information, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. Because this process is subjective and based on estimates, ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. The provision for credit losses is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $145 million and $181 million at December 31, 2020 and 2019, respectively, which are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to sales activity over time. The reserve, which totaled $19 million and $35 million at December 31, 2020 and 2019, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

Debt Issuance Costs: We defer costs directly related to obtaining financing and amortize them over the term of the indebtedness on a straight-line basis. The use of the straight-line method does not produce results that are materially different from those which would result from the use of the effective interest method. These amounts are reflected in the consolidated statement of operations as a component of interest expense. Debt issuance costs associated with our Global ABL Facility are presented in other assets and totaled $2 million at December 31, 2020 and 2019. Debt issuance costs associated with our Term Loan are presented as a reduction of the carrying amount of the debt liability and totaled $1 million and $2 million at December 31, 2020 and 2019, respectively.

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

Insurance: We are self-insured for U.S. employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $4 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $12 million and $11 million as of December 31, 2020 and 2019. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million as of  December 31, 2020 and 2019.

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

Equity-Based Compensation: Our equity-based compensation consists of restricted stock, restricted unit awards, performance share unit awards and nonqualified stock options. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Our policy is to expense equity-based compensation using the fair-value of awards granted, modified or settled. Restricted units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

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

Concentration of Credit Risk: Most of our business activity is with customers in the energy sector. In the normal course of business, we grant credit to these customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2020, 2019 and 2018, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2020, 2019 and 2018, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Adoption of New Accounting Standards: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020. The adoption of this new standard resulted in the recognition of $1 million of incremental bad debt expense during 2020.

Recently Issued Accounting Standards: In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This update will be effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"). The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2020 and December 31, 2019, was $17 million and $26 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2020 and December 31, 2019 was $6 million and $4 million, respectively. During the year ended December 31, 2020, we recognized all of the revenue that was deferred as of December 31, 2019. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the gas utilities (storage and distribution of natural gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	Canada	International	Total
2020:
Gas utilities	$821	$11	$—	$832
Downstream & industrial	566	15	205	786
Upstream production	329	89	182	600
Midstream pipeline	307	13	22	342
	$2,023	$128	$409	$2,560
2019:
Gas utilities	$841	$16	$—	$857
Downstream & industrial	854	22	229	1,105
Upstream production	723	162	222	1,107
Midstream pipeline	538	26	29	593
	$2,956	$226	$480	$3,662

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for credit losses is as follows (in millions):

	December 31,
	2020	2019	2018
Beginning balance	$4	$4	$4
Net charge-offs	(4)	(2)	(1)
Provision	2	2	1
Ending balance	$2	$4	$4

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at December 31, 2020, 2019 and 2018.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2020	2019
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$279	$355
Carbon steel pipe, fittings and flanges	156	268
All other products	229	268
	664	891
Less: Excess of average cost over LIFO cost (LIFO reserve)	(136)	(155)
Less: Other inventory reserves	(19)	(35)
	$509	$701

Our inventory quantities were reduced during 2020 and 2019, resulting in a liquidation of a last in, first out (“LIFO”) inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended December 31, 2020 and 2019, the effect of this LIFO decrement decreased cost of sales by $29 million and $5 million, respectively. There was no LIFO decrement for the year ended December 31, 2018.

During 2020, we incurred non-cash inventory-related charges totaling $46 million necessary to reduce the carrying value of certain products determined to be excess or obsolete to their net realizable value based on our current market outlook for these products. This amount includes $28 million in our U.S. segment, $2 million in our Canada segment, and $16 million in our International segment due to increased reserves for excess and obsolete inventory as well as the exit of our Thailand business. We may continue to sell to customers in Thailand from time-to-time on an export basis. In the fourth quarter of 2019, we incurred an inventory charge of $5 million associated with excess and obsolete inventory in our International segment. This charge reflected adjustments necessary to reduce the carrying value of these products to their net realizable value.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life (in years)	2020	2019
Land and improvements	—	$3	$12
Building and building improvements	40	45	70
Machinery and equipment	3 to 10	134	155
Enterprise resource planning software	10	56	56
Software in progress	—	2	—
		240	293
Allowances for depreciation and amortization		(137)	(155)
		$103	$138

Building and building improvements include $9 million and $10 million of non-cash leasehold improvements representing lease incentives as of December 31, 2020 and December 31, 2019, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2017 (1)	$441	$—	$45	$486
Effect of foreign currency translation	—	—	(2)	(2)

Goodwill at December 31, 2018	441	—	43	484
Effect of foreign currency translation	—	—	(1)	(1)

Goodwill at December 31, 2019	441	—	42	483
Impairment	(177)	—	(40)	(217)
Effect of foreign currency translation	—	—	(2)	(2)
Goodwill at December 31, 2020	$264	$—	$—	$264

(1)	Net of prior years’ accumulated impairment losses of $350 million, $69 million and $183 million in the U.S., Canadian and International segments, respectively.

Impairment of Goodwill and Other Intangible Assets

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

In 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the year ended December 31, 2020 comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

Other Intangible Assets

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2020
Customer base (1)	$418	$(296)	$122
Indefinite lived trade names (2)	107	—	107
	$525	$(296)	$229

December 31, 2019
Customer base (1)	$449	$(300)	$149
Indefinite lived trade names (2)	132	—	132
	$581	$(300)	$281

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2020 and 2019.
(2)	Net of accumulated impairment losses of $229 million and $204 million as of December 31, 2020 and 2019, respectively.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test, as of April 30, 2020, for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million during the year ended December 31, 2020. The remaining balance of the indefinite-lived tradename was $107 million as of December 31, 2020. The U.S. tradename is our only indefinite-lived intangible asset.

Our impairment test uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates including future operating results, the extent and timing of future cash flows, working capital requirements, sales prices, profitability, discount rates, sales growth trends and cost trends. As of April 30, 2020, the discount rates utilized to value the reporting units were in a range from 9.75% to 11.25%. We utilized third-party valuation advisors to assist us with these valuations. These impairment tests incorporate inherent uncertainties, which are difficult to predict in volatile economic environments. While we believe that our assumptions and estimates were reasonable, actual results may differ materially from projected results which could result in the recognition of additional impairment charges in future periods.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2021 to 2025 is currently estimated as follows (in millions):

2021	$24
2022	21
2023	21
2024	19
2025	18

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

Expense associated with our operating leases was $38 million and $42 million for the year ended December 31, 2020 and 2019, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $43 million and $46 million for the year ended December 31, 2020 and 2019, respectively,

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
2021	$43
2022	35
2023	30
2024	25
2025	20
After 2025	202
Total lease payments	355
Less: Interest	(131)
Present value of lease liabilities	$224

Amounts maturing after 2025 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

December 31,
Operating Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)	13
Weighted-average discount rate	6.8%

During the year ended December 31, 2020, actions were taken to close a number of facilities as part of a broader plan to streamline operations and reduce costs. In connection with these closures, we incurred charges totaling $14 million related to impairments of right of use assets, lease abandonments and charges associated with contractual obligations under lease agreements. These are reflected in selling, general and administrative expense in the accompanying statement of operations and amounted to $3 million, $1 million, and $10 million in our U.S., Canada and International segments, respectively.

In December 2020, we completed the sale and leaseback of certain owned office and warehouse facilities. Net proceeds from these transactions totaled $29 million and, upon the close of these transactions, we recognized a gain on the sale of the underlying assets of $5 million which is reflected in Other, net income in the accompanying statement of operations. At the same time, we recorded $24 million of ROU assets and operating lease liabilities for these arrangements.

NOTE 8—LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	December 31,
	2020	2019
Senior Secured Term Loan B, net of discount and issuance costs of $2	$383	$390
Global ABL Facility	—	161
	383	551
Less: current portion	4	4
	$379	$547

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale, insurance and debt proceeds. In addition, on an annual basis, the Company is required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under the terms of the Term Loan, we are required to make a payment of approximately $105 million in April 2021 as a result of excess cash flow generated in the year ended December 31, 2020. This amount is reflected in long-term debt in the accompanying balance sheet based on our intent and ability to refinance the payment on a long-term basis under our Global ABL Facility.

Restrictive Covenants. The Term Loan does not include any financial maintenance covenants.

The Term Loan contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of the Company and its restricted subsidiaries to:

●	make investments, including acquisitions;
●	prepay certain indebtedness;
●	grant liens;
●	incur additional indebtedness;
●	sell assets;
●	make fundamental changes to our business;
●	enter into transactions with affiliates; and
●	pay dividends.

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

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the year ended December 31, 2020.

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

Excess Availability. At December 31, 2020, availability under our revolving credit facilities was $432 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2020 and 2019, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2020	2019
Senior Secured Term Loan B	4.93%	5.50%
Global ABL Facility	—%	3.47%
Weighted average interest rate	4.93%	4.91%

Maturities of Long-Term Debt: At December 31, 2020, annual maturities of long-term debt during the next five years are as follows (in millions):

2021	$4
2022	4
2023	4
2024	371
2025	—
Thereafter	—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. The fair value of the interest rate swap was a liability of $14 million and $9 million as of December 31, 2020 and December 31, 2019, respectively.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheets at December 31, 2020 and 2019 was not material. The total notional amount of outstanding forward foreign exchange contracts was approximately $3 million and $21 million at December 31, 2020 and 2019, respectively.

We recognized a gain of $1 million in the year ended December 31, 2018 in our consolidated statements of operations related to our derivative instruments. For the years ended December 31, 2020 and 2019, the gain or loss was not material.

NOTE 10—INCOME TAXES

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$(216)	$86	$95
Foreign	(67)	(20)	—
	$(283)	$66	$95

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$8	$22	$21
State	2	6	1
Foreign	2	4	8
	12	32	30

Deferred:
Federal	(20)	(4)	(6)
State	—	—	(1)
Foreign	(1)	(1)	(2)
	(21)	(5)	(9)
Income tax (benefit) expense	$(9)	$27	$21

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2020	2019	2018
Federal tax (benefit) expense at statutory rates	$(60)	$14	$20
State taxes	—	4	2
Transition tax	—	—	(4)
Nondeductible expenses and other	5	3	2
Goodwill impairment charge	43	—	—
Change in valuation allowance related to foreign losses	3	6	1
Income tax (benefit) expense	$(9)	$27	$21
Effective tax rate	3%	41%	22%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$1	$1
Accruals and reserves	17	20
Net operating loss and tax credit carryforwards	68	58
Other	2	1
Subtotal	88	80
Valuation allowance	(71)	(64)
Total	17	16

Deferred tax liabilities:
Inventory valuation	(23)	(29)
Property, plant and equipment	(10)	(13)
Intangible assets	(50)	(63)
Total	(83)	(105)
Net deferred tax liability	$(66)	$(89)

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

In the United States, we had approximately $17 million of state net operating loss (“NOL”) carryforwards as of December 31, 2020, which will expire in future years through 2032 and foreign tax credit (“FTC”) carryforwards of $5 million, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $213 million of NOL carryforwards, of which $170 million have no expiration and $43 million will expire in future years through 2030. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2016 and the statute of limitations at our international locations is generally six years or seven years.

At December 31, 2020 and 2019, our unrecognized tax benefits totaled $1 million and $4 million, respectively.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2020 and 2019, the 363,000 shares of preferred stock described in Note 11 were issued and outstanding.

Share Repurchase Programs

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. Under these plans, we have repurchased 24,216,330 shares of common stock at an average price per share of $15.48 for a total cost of $375 million. As of December 31, 2019, there were no remaining authorizations outstanding under these programs. There were 82,098,966 shares of common stock outstanding as of December 31, 2020.

The following table summarizes the share repurchase activity:

	2020	2019	2018
Number of shares acquired on the open market	—	4,868,491	7,596,113
Average price per share	$—	$15.38	$16.46
Total cost of acquired shares (in millions)	$—	$75	$125

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2020	2019
Currency translation adjustments	$(222)	$(224)
Hedge accounting adjustments	(11)	(7)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(234)	$(232)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(298)	$15	$50

Average basic shares outstanding	82.0	83.0	90.1
Effect of dilutive securities	—	0.9	1.7
Average diluted shares outstanding	82.0	83.9	91.8

Net (loss) income per share:
Basic	$(3.63)	$0.18	$0.55
Diluted	$(3.63)	$0.18	$0.54

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2020, 2019 and 2018 all of the shares of Preferred Stock were anti-dilutive. We had approximately 3.6 million, 2.5 million and 3.1 million anti-dilutive stock options, restricted stock units, and performance units for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our 2007 Stock Option Plan (prior to its replacement) permitted the grant of stock options to our employees, directors and consultants for up to 3,750,000 shares of common stock. The options were not to be granted with an exercise price less than the fair market value of the Company’s common stock on the date of the grant, nor for a term exceeding ten years. Vesting generally occurred over a five year period on the anniversaries of the date specified in the employees’ respective option agreements, subject to accelerated vesting under certain circumstances set forth in the option agreements. During 2020, no stock options were exercised, and no stock options were granted under this plan.

Shares that do not vest and are forfeited and shares that are surrendered for the payment of withholding taxes are returned to the pool of shares available for issuance pursuant to the plan. Certain shares that are not likely to be issued may also be available.

In April 2012, we replaced our 2007 Stock Option Plan and our 2007 Restricted Stock Plan with the 2011 Omnibus Incentive Plan. No additional shares or other equity interests will be awarded under the prior plans. The 2011 Omnibus Incentive Plan originally had 3,250,000 shares available for issuance pursuant to the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 shares and 2,500,000 shares, respectively, for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year to five year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2020, 169,603 shares of restricted stock, 277,106 performance share units and 1,373,575 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. During 2019, 74,055 shares of restricted stock, 242,290 performance share units and 712,600 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. To date, 9,531,643 shares have been granted under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2019	2,218,906	$23.99	2.7	$—
Exercised	—	—
Forfeited	(74,711)	23.40
Expired	—	—
Balance at December 31, 2020	2,144,195	$24.01	1.7	$—

At December 31, 2020
Options outstanding, vested and exercisable	2,144,195	$24.01	1.7	$—
Options outstanding, vested and expected to vest	2,144,195	$24.01	1.7	$—

	Year Ended December 31,
	2020	2019	2018
Stock Options
Weighted-average, grant-date fair value of awards granted	$—	$—	$—
Total intrinsic value of stock options exercised	—	767	1,722,539
Total fair value of stock options vested	—	—	—

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2019	74,055	$18.05
Granted	169,603	4.59
Vested	(74,055)	18.05
Forfeited	—	—
Nonvested at December 31, 2020	169,603	$4.59

	Year Ended December 31,
	2020	2019	2018
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$4.59	$18.05	$19.28
Total fair value of restricted stock vested	396,935	1,461,431	4,986,620

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2019	1,321,382	$15.96
Granted	1,373,575	8.30
Vested	(729,309)	16.38
Forfeited	(85,718)	11.84
Nonvested at December 31, 2020	1,879,930	$10.38

	Year Ended December 31,
	2020	2019	2018
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$8.30	$15.25	$16.08
Total fair value of restricted stock units vested	7,918,337	9,619,773	9,187,360

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

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2019	612,049	$20.60
Granted	277,106	12.25
Vested (1)	(147,569)	24.39
Forfeited	(49,366)	18.95
Nonvested at December 31, 2020	692,220	$16.57

(1)	Excludes 68,109 shares awarded for performance above goals.

	Year Ended December 31,
	2020	2019	2018
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$12.25	$19.40	$18.87
Total fair value of performance share units vested	2,328,350	5,921,169	2,349,749

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2020	2019	2018
Equity-based compensation expense:
Stock options	$—	$—	$—
Restricted stock awards	1	1	2
Restricted stock unit awards	10	10	9
Performance share unit awards	1	5	3
Total equity-based compensation expense	$12	$16	$14
Income tax benefits related to equity-based compensation	$2	$4	$3

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2020
Unrecognized equity-based compensation expense:
Restricted stock awards	0.3	$—
Restricted stock unit awards	1.0	8
Performance share unit awards	1.2	1
Total unrecognized equity-based compensation expense		$9

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 15.5% of eligible compensation. In June 2020, the Company indefinitely suspended matching contributions for employees in the U.S. and Canada. Expense under defined contribution plans were $5 million, $9 million and $10 million for the years ended December 31, 2020, 2019 and 2018.

NOTE 14—RELATED PARTY TRANSACTIONS

Leases

We lease land and buildings at various locations from Hansford Associates Limited Partnership (“Hansford Associates”) and Prideco LLC (“Prideco”). Certain of our former directors participate in ownership of Hansford Associates and Prideco. Most of these leases are renewable for various periods through 2024 and are renewable at our option. The renewal options are subject to escalation clauses. These leases contain clauses for payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Rent expense attributable to related parties was $1 million for each of the years ended December 31, 2020 and 2019 and $2 million for the year ended December 31, 2018.

Future minimum rental payments required under operating leases with related parties that have initial or remaining non-cancelable lease terms in excess of one year are $1 million per year from 2021 to 2023.

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course. We recognized revenue of $23 million, $18 million and $34 million from these customers for the years ended December 31, 2020, 2019 and 2018, respectively. There was $1 million of accounts receivable with these customers outstanding as of December 31, 2020 and 2019.

NOTE 15—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the gas utilities (storage and distribution of natural gas), downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2020	2019	2018
Sales
U.S.	$2,023	$2,956	$3,321
Canada	128	226	315
International	409	480	536
Consolidated sales	$2,560	$3,662	$4,172

Depreciation and amortization
U.S.	$15	$15	$16
Canada	1	1	1
International	4	5	6
Total depreciation and amortization expense	$20	$21	$23

Amortization of intangibles
U.S.	$23	$39	$42
Canada	1	1	1
International	2	2	2
Total amortization of intangibles expense	$26	$42	$45

Operating (loss) income
U.S.	$(207)	$104	$112
Canada	(6)	(1)	9
International	(47)	—	6
Total operating income	(260)	103	127

Interest expense	(28)	(40)	(38)
Other income (expense)	5	3	6
Income before income taxes	$(283)	$66	$95

Total assets by segment are as follows (in millions):

	December 31,
	2020	2019
Total assets
United States	$1,506	$1,915
Canada	53	91
International	222	319
Total assets	$1,781	$2,325

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2020	2019
Property, plant and equipment
United States	86%	78%
Canada	2%	10%
International	12%	12%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2020		2019		2018
Line pipe	$308	12%	$560	15%	$728	18%
Carbon steel fittings and flanges	340	13%	565	16%	683	16%
Total carbon steel pipe, fittings and flanges	648	25%	1,125	31%	1,411	34%
Valves, automation, measurement and instrumentation	1,018	40%	1,434	39%	1,553	37%
Gas products	517	20%	551	15%	561	13%
Stainless steel alloy pipe and fittings	128	5%	177	5%	196	5%
General products	249	10%	375	10%	451	11%
	$2,560		$3,662		$4,172

NOTE 16—FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $383 million and $551 million at December 31, 2020 and 2019, respectively.

The fair value of our debt was $372 million and $554 million at December 31, 2020 and 2019, respectively. The carrying values of amounts outstanding under our Global ABL Facility approximate fair value. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2020 and 2019, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2020, we are a named defendant in approximately 578 lawsuits involving approximately 1,153 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted over the next 15 years are currently adequate. This belief, however, relies on a number of assumptions, including:

●	That our future settlement payments, disease mix and dismissal rates will be materially consistent with historic experience;
●	That future incidences of asbestos-related diseases in the U.S. will be materially consistent with current public health estimates;
●	That the rates at which future asbestos-related mesothelioma incidences result in compensable claims filings against us will be materially consistent with its historic experience;
●	That insurance recoveries for settlement payments and defense costs will be materially consistent with historic experience;
●	That legal standards (and the interpretation of these standards) applicable to asbestos litigation will not change in material respects;
●	That there are no materially negative developments in the claims pending against us; and
●	That key co-defendants in current and future claims remain solvent.

If any of these assumptions prove to be materially different in light of future developments, liabilities related to asbestos-related litigation may be materially different than amounts accrued or estimated. Further, while we anticipate that additional claims will be filed in the future, we are unable to predict with any certainty the number, timing and magnitude of such future claims. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. In our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2020 approximated $16 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2020 was approximately $4 million.

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

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

Our quarterly financial information is presented in the table below (in millions, except per share amounts):

	First	Second	Third	Fourth	Year
2020
Revenue	$794	$602	$585	$579	$2,560
Gross profit	148	79	114	90	431
Net income (loss) attributable to common stockholders	3	(287)	(3)	(11)	(298)
Earnings (loss) per share:
Basic	$0.04	$(3.50)	$(0.04)	$(0.13)	$(3.63)
Diluted	$0.04	$(3.50)	$(0.04)	$(0.13)	$(3.63)

2019
Revenue	$970	$984	$942	$766	$3,662
Gross profit	174	174	174	131	653
Net income (loss) attributable to common stockholders	12	18	15	(30)	15
Earnings (loss) per share:
Basic (1)	$0.14	$0.22	$0.18	$(0.37)	$0.18
Diluted (1)	$0.14	$0.21	$0.18	$(0.37)	$0.18

(1)	Earnings per share does not add across due to rounding and equity-related transactions resulting in differing weighted average shares outstanding on a quarterly basis.