Form 10-Q
period 2021-03-31
MRC GLOBAL INC.
filed 2021-04-28
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

There were 82,505,851 shares of the registrant’s common stock (excluding 169,603 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 21, 2021.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash	$132	$119
Accounts receivable, net	369	319
Inventories, net	504	509
Other current assets	24	19
Total current assets	1,029	966

Long-term assets:
Operating lease assets	195	200
Property, plant and equipment, net	98	103
Other assets	19	19

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	222	229
	$1,827	$1,781

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$338	$264
Accrued expenses and other current liabilities	85	94
Operating lease liabilities	35	37
Current portion of long-term debt	105	4
Total current liabilities	563	399

Long-term liabilities:
Long-term debt, net	277	379
Operating lease liabilities	181	187
Deferred income taxes	71	70
Other liabilities	36	41

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,721,847 and 106,315,296 issued, respectively	1	1
Additional paid-in capital	1,742	1,739
Retained deficit	(790)	(781)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(234)	(234)
	344	350
	$1,827	$1,781

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2021	2020

Sales	$609	$794
Cost of sales	506	646
Gross profit	103	148
Selling, general and administrative expenses	100	126
Operating income	3	22
Other expense:
Interest expense	(6)	(8)
Other, net	-	-

(Loss) income before income taxes	(3)	14
Income tax expense	-	5
Net (loss) income	(3)	9
Series A preferred stock dividends	6	6
Net (loss) income attributable to common stockholders	$(9)	$3

Basic (loss) income per common share	$(0.11)	$0.04
Diluted (loss) income per common share	$(0.11)	$0.04
Weighted-average common shares, basic	82.3	81.7
Weighted-average common shares, diluted	82.3	82.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2021	2020

Net (loss) income	$(3)	$9

Other comprehensive (loss) income
Foreign currency translation adjustments	(1)	(21)
Hedge accounting adjustments, net of tax	1	(6)
Total other comprehensive income (loss), net of tax	—	(27)
Comprehensive loss	$(3)	$(18)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350
Net loss	-	-	-	(3)	-	-	-	(3)
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	1	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2021	107	$1	$1,742	$(790)	(24)	$(375)	$(234)	$344

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2021	2020

Operating activities
Net (loss) income	$(3)	$9
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	5	5
Amortization of intangibles	6	7
Equity-based compensation expense	5	2
Deferred income tax benefit	-	1
Increase (decrease) in LIFO reserve	4	(3)
Provision for credit losses	-	6
Other	-	1
Changes in operating assets and liabilities:
Accounts receivable	(50)	(33)
Inventories	-	(4)
Other current assets	(6)	2
Accounts payable	75	49
Accrued expenses and other current liabilities	(12)	(5)
Net cash provided by operations	24	37

Investing activities
Purchases of property, plant and equipment	(2)	(2)
Other investing activities	1	-
Net cash used in investing activities	(1)	(2)

Financing activities
Payments on revolving credit facilities	(2)	(228)
Proceeds from revolving credit facilities	2	205
Payments on long-term obligations	(1)	(4)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(2)	(3)
Net cash used in financing activities	(9)	(36)

Increase (decrease) in cash	14	(1)
Effect of foreign exchange rate on cash	(1)	(3)
Cash -- beginning of period	119	32
Cash -- end of period	$132	$28

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$8
Cash paid for income taxes	$2	$1

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and related infrastructure products and services across each of the following sectors:

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2021. We have derived our condensed consolidated balance sheet as of December 31, 2020 from the audited consolidated financial statements for the year ended December 31, 2020. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This update will be effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our consolidated financial statements.

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

Adoption of New Accounting Standards: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This accounting standards update was adopted as of January 1, 2021, but did not have a material impact on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of March 31, 2021 and December 31, 2020 was $11 million and $17 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2021 and December 31, 2020 was $5 million and $6 million, respectively. During the three months ended March 31, 2021, we recognized $3 million of revenue that was deferred as of December 31, 2020. During the three months ended March 31, 2020, we recognized $2 million of revenue that was deferred as of December 31, 2019. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2021:
Gas utilities	$209	$1	$—	$210
Downstream & industrial	138	4	52	194
Upstream production	68	23	36	127
Midstream pipeline	69	4	5	78
	$484	$32	$93	$609
2020:
Gas utilities	$199	$3	$—	$202
Downstream & industrial	190	6	55	251
Upstream production	139	37	46	222
Midstream pipeline	110	4	5	119
	$638	$50	$106	$794

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2021	2020
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$265	$279
Carbon steel pipe, fittings and flanges	153	156
All other products	245	229
	663	664
Less: Excess of average cost over LIFO cost (LIFO reserve)	(140)	(136)
Less: Other inventory reserves	(19)	(19)
	$504	$509

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. For the year ended December 31, 2020, our inventory quantities were reduced, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs (a “LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the three months ended March 31, 2020, the effect of this LIFO decrement decreased cost of sales by approximately $3 million. No such LIFO decrement is expected for the current year and, as such, there is no similar impact on cost of sales for the three months ended March 31, 2021.

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

Expense associated with our operating leases was $9 million for the three months ended March 31, 2021, and $10 million for the three months ended March 31, 2020, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million for the three months ended March 31, 2021 and March 31, 2020.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2021	$31
2022	35
2023	29
2024	25
2025	20
After 2025	203
Total lease payments	343
Less: Interest	(127)
Present value of lease liabilities	$216

Amounts maturing after 2025 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	14
Weighted-average discount rate	6.8%

NOTE 5 – GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

In 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the year ended December 31, 2020 comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit. Following the impairment charges, the goodwill balance in our U.S. reporting unit was $264 million as of March 31, 2021 and December 31, 2020. There is no remaining goodwill in our Canada or International reporting units.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test, as of April 30, 2020, for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million during the year ended December 31, 2020. The remaining balance of the indefinite-lived tradename was $107 million as of  March 31, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

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

As of March 31, 2021, there was no indication that it was more likely than not the fair value of our U.S. reporting unit was lower than its carrying value. No goodwill or intangible asset impairment charges were recorded in the three months ended March 31, 2021.

NOTE 6 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2021	2020
Senior Secured Term Loan B, net of discount and issuance costs of $2	$382	$383
Global ABL Facility	—	—
	382	383
Less: Current portion	(105)	(4)
	$277	$379

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below, (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries, as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. We are required to repay the Term Loan with certain asset sales and insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, we are required to make a payment of $105 million in April 2021 as a result of excess cash flow generated in the year ended December 31, 2020. This amount is reflected in the current portion of long-term debt in the accompanying balance sheet.

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the three months ended March 31, 2020.

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $395 million as of March 31, 2021.

Interest on Borrowings: The interest rates on our borrowings outstanding at March 31, 2021 and December 31, 2020, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	March 31,	December 31,
	2021	2020
Senior Secured Term Loan B	4.92%	4.93%
Global ABL Facility	-%	-%
Weighted average interest rate	4.92%	4.93%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares available for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, available for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2021, 366,799 performance share unit awards, no restricted stock shares and 934,595 shares of restricted stock units have been granted to employees. To date, 10,833,037 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2021	2020
Foreign currency translation adjustments	$(223)	$(222)
Hedge accounting adjustments	(10)	(11)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(234)	$(234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net (loss) income	$(3)	$9
Less: Dividends on Series A Preferred Stock	6	6
Net (loss) income attributable to common stockholders	$(9)	$3

Weighted average basic shares outstanding	82.3	81.7
Effect of dilutive securities	-	0.7
Weighted average diluted shares outstanding	82.3	82.4

Net (loss) income per share:
Basic	$(0.11)	$0.04
Diluted	$(0.11)	$0.04

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2021 and 2020, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2021 and March 31, 2020, respectively, we had approximately 3.2 million and 3.4 million anti-dilutive stock options, restricted stock units, and performance units.

NOTE 9 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Sales
U.S.	$484	$638
Canada	32	50
International	93	106
Consolidated sales	$609	$794

Operating (loss) income
U.S.	$(1)	$18
Canada	-	-
International	4	4
Total operating income	3	22

Interest expense	(6)	(8)
Other, net	-	-
(Loss) income before income taxes	$(3)	$14

	March 31,	December 31,
	2021	2020
Total assets
U.S.	$1,564	$1,506
Canada	57	53
International	206	222
Total assets	$1,827	$1,781

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2021	2020
Line pipe	$65	$100
Carbon fittings and flanges	85	115
Total carbon pipe, fittings and flanges	150	215
Valves, automation, measurement and instrumentation	241	323
Gas products	134	134
Stainless steel and alloy pipe and fittings	29	37
General products	55	85
	$609	$794

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $12 million and $14 million as of March 31, 2021 and December 31, 2020, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $1 million and $3 million at  March 31, 2021 and December 31, 2020, respectively. The fair value of our foreign exchange contracts was not material as of March 31, 2021 and December 31, 2020.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $382 million and $383 million at March 31, 2021 and December 31, 2020, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $380 million and $372 million at March 31, 2021 and December 31, 2020 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2021, we are named a defendant in approximately 578 lawsuits involving approximately 1,152 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in oil and natural gas prices;
●	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
●	U.S. and international general economic conditions;
●	our ability to compete successfully with other companies in our industry;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	unexpected supply shortages;
●	cost increases by our suppliers;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
●	changes in our customer and product mix;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our obligations;
●	changes in our credit profile;
●	a decline in demand for or adverse change in the value of certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	significant substitution of alternative fuels for oil and gas;

●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	loss of third-party transportation providers;
●	potential inability to obtain necessary capital;
●	risks related to adverse weather events or natural disasters;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
●	risks associated with international instability and geopolitical developments, including armed conflicts and terrorism;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
●	our intention not to pay dividends; and
●	risks related to changing laws and regulations, including trade policies and tariffs.

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

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to the energy sector globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

●	Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for gas utilities which is currently our largest sector by sales. Activity with customers in this market is dependent on new residential and commercial development as well as upgrades of existing infrastructure. Maintenance of an aging network of pipelines is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time and moves independently of commodity prices.

●

Oil and Natural Gas Demand and Prices. Sales of PVF and related infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and natural gas industry and its ability and willingness to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas along with both current and projected prices and the costs necessary to produce oil and gas, impact other drivers of our business, including capital spending by customers, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity.

●

Economic Conditions. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary thereby causing demand for the products we distribute to materially change.

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

●

Steel Prices, Availability and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability.

Recent Trends and Outlook

During the first three months of 2021, the average oil price of West Texas Intermediate (“WTI”) increased to $58.09 per barrel from $45.34 per barrel in the first three months of 2020. Natural gas prices increased to an average price of $3.50/MMBtu (Henry Hub) for the first three months of 2021 compared to $1.91/MMBtu (Henry Hub) for the first three months of 2020. North American drilling rig activity decreased 45% in the three months ended March 31, 2021, as compared to the same period of 2020. U.S. well completions were down 47% in the three months ended March 31, 2021, compared to the same period in 2020.

The energy industry, and our business in turn, is cyclical in nature. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. As various governments implemented COVID-19 isolation orders, transportation use declined, energy use declined and manufacturing declined. As a result, oil consumption dropped dramatically and the expected level of oil demand in the near term is projected to be substantially lower than pre-pandemic levels. Oil prices have recently improved due to near-term OPEC production cuts, but there remains significant uncertainty regarding the timing and extent of a recovery. The pace of demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact. As a result of these factors, based on an average of industry research estimates, there was a decrease in oil and gas industry spending in 2020 of 32% globally, including approximately 45% in the U.S. upstream production market. These reductions in spending directly impact both the upstream production and midstream pipeline components of our business. In addition, our customers in the downstream and industrial sector have sought to defer turnarounds and routine maintenance as well as idle facilities in order to preserve liquidity and comply with COVID-19 related limitations on employee activities. Furthermore, 79% of our business is concentrated in the U.S. where the majority of industry spending reductions occurred. Given these developments, the risk of resurgence of the COVID-19 virus and the continuing focus on capital discipline by oil and gas exploration and production operators, we experienced a sharp decline in sales beginning in the second quarter of 2020 and expect the market to remain challenged until there is a step-change improvement related to COVID-19 concerns, improving the outlook for global oil demand.

Notwithstanding the ongoing uncertainty, we experienced a 5% sequential growth in sales in the first quarter of 2021 as compared to the fourth quarter of 2020. North American rig count, which is a leading indicator of activity levels, increased by 35% from the fourth quarter of 2020 to the first quarter of 2021. In addition, COVID-19 vaccines continue to become more widely available which we believe will ultimately contribute to increased demand for energy. Recent spending plan estimates by sell-side research analysts indicate U.S. upstream spending in 2021 will be comparable to 2020 with a range of mid-single-digit percentage growth to mid-single-digit percentage decline. While the midpoint of this range suggests year-over-year activity will be flat, it would represent an increase in activity as compared to recent pandemic-impacted quarters.

We play a critical role in supporting our customers and the energy industry throughout the cycles. We believe that carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries, and that oil and gas demand will continue to be significant in the coming decades. The U.S. EIA in its Reference Case published in the Annual Energy Outlook 2021 projects U.S. energy consumption rising by 17% between 2020 and 2050. Even as the EIA projects in its Reference Case that renewables become the fastest growing energy source by 2050, the EIA also projects petroleum and other liquids demand in the U.S. to rise by 16% in that timeframe and natural gas to rise more than 22% after reaching a trough in 2021. While the U.S. EIA has not recently published a global outlook, its U.S. Reference Case suggests increasing world demand for hydrocarbons may also increase. This would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in renewable energy technology. As they further rebalance their capital investment from traditional, carbon-based energy to alternative sources, we expect to continue to supply them and enhance our product and service offerings as needed to support their changing requirements, including in areas such as carbon capture, biofuels and wind.

The gas utility sector of our business, which is independent of oil and gas commodity prices, was also initially impacted by certain customer activity delays due to COVID-19 concerns but did not experience any material budget cuts or project cancellations. In the second half of 2020 we saw a modest rebound in sales for this sector and expect this business to continue to grow in 2021 due to recent market share gains and higher activity levels as COVID-19 concerns begin to diminish.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our video and audio conferencing and enterprise resource planning and other operational systems have enabled our office employees to work from home, performing their job functions with minimal disruption or impact on our internal control environment. We required our employees to work from home as a result of governmental isolation orders and, in many cases, in advance of those orders for the health and safety of our employees. We have limited employee travel, with few exceptions, to local deliveries of our products. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an "essential' business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain symptom-based screening, providing personal protection equipment such as face masks and hand sanitizer and providing "deep" cleaning services at Company facilities. As of April 12, 2021, of our approximate 2,600 employees, we had 16 employees with current cases of COVID-19. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with the impacted employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis, and as various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

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

In January 2021, a new U.S. President took office and a new U.S. Congress was seated. Both have publicly stated a desire to support alternative energy sources such as solar, wind and “green” hydrogen, reduce U.S. emissions of greenhouse gases and generally address climate change. To that end, the new administration has implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. It has also announced an aggressive policy agenda to change the tax system, increase corporate and other income taxes, modify the relationships between the United States and other countries and make changes that reverse actions taken by the prior President. While these policies could impact demand for our oil and gas customers’ products and further regulate the industry, it is not clear that these actions will ultimately have that impact. For instance, the new President has signed an executive order placing a moratorium on the leasing of U.S. federal lands for oil and gas exploration and production. However, given the current supply and demand for oil and gas, there does not appear to be a robust market for any such new leasing by our customers. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2021	2020	2020
U.S.	$239	$193	$280
Canada	15	13	32
International	132	134	167
	$386	$340	$479

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table shows key industry indicators for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Average Rig Count (1):
United States	393	785
Canada	145	196
Total North America	538	981
International	698	1,074
Total	1,236	2,055

Average Commodity Prices (2):
WTI crude oil (per barrel)	$58.09	$45.34
Brent crude oil (per barrel)	$61.04	$50.27
Natural gas ($/MMBtu)	$3.50	$1.91

Average Monthly U.S. Well Permits (3)	1,810	2,246
U.S. Wells Completed (2)	1,741	3,313
3:2:1 Crack Spread (4)	$16.14	$13.73

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The breakdown of our sales by sector for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended
	March 31, 2021		March 31, 2020
Gas utilities	$210	34%	$202	25%
Downstream & industrial	194	32%	251	32%
Upstream production	127	21%	222	28%
Midstream pipeline	78	13%	119	15%
	$609	100%	$794	100%

For the three months ended March 31, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2021	2020	$ Change	% Change
Sales:
U.S.	$484	$638	$(154)	(24)%
Canada	32	50	(18)	(36)%
International	93	106	(13)	(12)%
Consolidated	$609	$794	$(185)	(23)%

Operating (loss) income:
U.S.	$(1)	$18	$(19)	N/M
Canada	-	-	-	0%
International	4	4	-	0%
Consolidated	3	22	(19)	(86)%

Interest expense	(6)	(8)	2	(25)%
Other, net	-	-	-	0%
Income tax expense	-	(5)	5	(100)%
Net (loss) income	(3)	9	(12)	N/M
Series A preferred stock dividends	6	6	-	0%
Net (loss) income attributable to common stockholders	$(9)	$3	$(12)	N/M

Gross profit	$103	$148	$(45)	(30)%
Adjusted Gross Profit (1)	$118	$157	$(39)	(25)%
Adjusted EBITDA (1)	$24	$34	$(10)	(29)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.  Our sales were $609 million for the three months ended March 31, 2021 as compared to $794 million for the three months ended March 31, 2020, a decrease of $185 million, or 23%. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $10 million.

U.S. Segment—Our U.S. sales decreased to $484 million for the three months ended March 31, 2021 from $638 million for the three months ended March 31, 2020. This $154 million, or 24%, decrease reflected a $10 million increase in the gas utilities sector, a $52 million decrease in the downstream and industrial sector, a $71 million decrease in the upstream production sector and a $41 million decrease in the midstream pipeline sector. The increase in the gas utilities sector was primarily due to market share gains and certain customers increasing activity levels in preparation for seasonal construction. Downstream and industrial sales declined due to delayed or reduced maintenance spending from lower demand as well as non-recurring turnarounds. The decline in the upstream production sector is a result of reduced customer spending and lower activity levels, including a 47% reduction in well completions. The decline in the midstream pipeline sector is attributable to lower production levels and reduced demand for infrastructure, as well as the timing of project activity. All sectors were negatively impacted by the economic slowdown resulting from the COVID-19 pandemic which started in March 2020.

Canada Segment—Our Canada sales decreased to $32 million for the three months ended March 31, 2021 from $50 million for the three months ended March 31, 2020, a decrease of $18 million, or 36%. The decline was across all sectors including a $14 million decrease in the upstream production sector, which was adversely impacted by the COVID-19 pandemic and associated reduced demand. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $2 million, or 4%.

International Segment—Our International sales decreased to $93 million for the three months ended March 31, 2021 from $106 million for the same period in 2020. The $13 million, or 12%, decrease is attributable to reduced spending in the upstream production sector followed by the downstream and industrial sector due to lower activity levels associated with reduced demand. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $8 million, or 8%.

Gross Profit.  Our gross profit was $103 million (16.9% of sales) for the three months ended March 31, 2021 as compared to $148 million (18.6% of sales) for the three months ended March 31, 2020. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $4 million for the first three months of 2021 compared to a reduction of $3 million in the first three months of 2020.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $118 million (19.4% of sales) for the three months ended March 31, 2021 from $157 million (19.8% of sales) for the three months ended March 31, 2020, a decrease of $39 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2021	of Revenue	2020	of Revenue*
Gross profit, as reported	$103	16.9%	$148	18.6%
Depreciation and amortization	5	0.8%	5	0.6%
Amortization of intangibles	6	1.0%	7	0.9%
Increase (decrease) in LIFO reserve	4	0.7%	(3)	(0.4)%
Adjusted Gross Profit	$118	19.4%	$157	19.8%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $100 million for the three months ended March 31, 2021 as compared to $126 million for the three months ended March 31, 2020. The $26 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. SG&A in the first quarter of 2021 included $2 million of employee separation costs. In the first quarter of 2020, SG&A included $6 million of bad debt expense resulting from the declining financial condition, including bankruptcy, of certain customers and the impact of the adoption of ASU 2016-03 on January 1, 2020. The strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $2 million.

Operating Income.  Operating income was $3 million for the three months ended March 31, 2021 as compared to $22 million for the three months ended March 31, 2020, a decline of $19 million.

U.S. Segment—Operating loss for our U.S. segment was $1 million for the three months ended March 31, 2021 compared to operating income of $18 million for the three months ended March 31, 2020. The $19 million decline in the first three months of 2021 was attributable to the decline in sales offset by reductions in SG&A expense.

Canada Segment—Operating income for our Canada segment was $0 million for the three months ended March 31, 2021 and 2020.

International Segment—Operating income for our International segment was $4 million for the three months ended March 31, 2021 and 2020.

Interest Expense.  Our interest expense was $6 million and $8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense was primarily attributable to lower average debt levels during the first three months of 2021 as compared to the first three months of 2020.

Other, net.  Our other income was $0 million for the three months ended March 31, 2021 and 2020.

Income Tax Expense.  Our income tax expense was $0 million for the three months ended March 31, 2021 as compared to $5 million for the three months ended March 31, 2020. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the three months ended March 31, 2021 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 0% and 36% for the three months ended March 31, 2021 and 2020, respectively. The 0% effective tax rate for the first quarter of 2021 was the result of tax expenses on foreign income offsetting U.S. tax benefits on pre-tax losses. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net (Loss) Income.  We had a net loss of $3 million for the three months ended March 31, 2021 compared to net income of $9 million for the three months ended March 31, 2020.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $24 million (3.9% of sales) for the three months ended March 31, 2021 as compared to $34 million (4.3% of sales) for the three months ended March 31, 2020.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net (loss) income	$(3)	$9
Income tax expense	-	5
Interest expense	6	8
Depreciation and amortization	5	5
Amortization of intangibles	6	7
Employee separation	1	-
Increase (decrease) in LIFO reserve	4	(3)
Equity-based compensation expense	5	2
Gain on early extinguishment of debt	-	(1)
Foreign currency losses	-	2
Adjusted EBITDA	$24	$34

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility. As of March 31, 2021, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $382 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, we are required to make a payment of $105 million in April 2021 as a result of excess cash flow generation in 2020. As a result of stronger cash generated during the first quarter of 2021 and higher cash balances as of March 31, 2021 than previously forecasted, we now expect to source the payment from cash on hand and, if necessary, from availability on our Global ABL Facility. As such, the payment would reduce overall liquidity and result in lower interest expense going forward.

The Global ABL Facility matures in September 2022 and provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2021, we had no borrowings outstanding and $395 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At March 31, 2021, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $527 million. As of March 31, 2021 and December 31, 2020, we had cash of $132 million and $119 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2021 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash provided by (used in) :
Operating activities	$24	$37
Investing activities	(1)	(2)
Financing activities	(9)	(36)
Net increase (decrease) in cash and cash equivalents	$14	$(1)

Operating Activities

Net cash provided by operating activities was $24 million during the three months ended March 31, 2021 compared to $37 million during the three months ended March 31, 2020. The change in operating cash flows was primarily the result of lower profitability due to declining sales in the first three months of 2021 as compared to the first three months of 2020. In addition, a reduction in working capital provided cash of $7 million in the first three months of 2021 compared to $9 million in the first three months of 2020. Accounts receivable used $50 million of cash in the first three months of 2021 compared to $33 million in the first three months of 2020. In addition, inventory used no cash in the first three months of 2021 as compared to $4 million in the same period of 2020. The accounts receivable and inventory decreases in cash were offset by $75 million of cash provided by an increase in accounts payable in the first three months of 2021 as compared to $49 million cash provided in the first three months of 2020.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $2 million for the three months ended March 31, 2021 and 2020.

Financing Activities

Net cash used in financing activities was $9 million for the three months ended March 31, 2021 compared to $36 million for the three months ended March 31, 2020. In the first three months of 2021, we had net payments under revolving credit facilities of $0 million as compared to net payments of $23 million in the first three months of 2020. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2021 and 2020. In addition, we repurchased and retired $3 million of our outstanding Term Loan in March 2020.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2021, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under “Risk Factors”.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2021

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer