Form 10-Q
period 2021-06-30
MRC GLOBAL INC.
filed 2021-07-30
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

There were 82,665,437 shares of the registrant’s common stock (excluding 104,388 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 23, 2021.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash	$63	$119
Accounts receivable, net	382	319
Inventories, net	484	509
Other current assets	32	19
Total current assets	961	966

Long-term assets:
Operating lease assets	190	200
Property, plant and equipment, net	95	103
Other assets	19	19

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	216	229
	$1,745	$1,781

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$350	$264
Accrued expenses and other current liabilities	81	94
Operating lease liabilities	34	37
Current portion of long-term debt	1	4
Total current liabilities	466	399

Long-term liabilities:
Long-term debt, net	296	379
Operating lease liabilities	177	187
Deferred income taxes	70	70
Other liabilities	34	41

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,881,767 and 106,315,296 issued, respectively	1	1
Additional paid-in capital	1,744	1,739
Retained deficit	(792)	(781)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(231)	(234)
	347	350
	$1,745	$1,781

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Sales	$686	$602	$1,295	$1,396
Cost of sales	574	523	1,080	1,169
Gross profit	112	79	215	227
Selling, general and administrative expenses	102	126	202	252
Goodwill and intangible asset impairment	-	242	-	242
Operating income (loss)	10	(289)	13	(267)
Other (expense) income:
Interest expense	(6)	(7)	(12)	(15)
Other, net	1	(2)	1	(2)

Income (loss) before income taxes	5	(298)	2	(284)
Income tax expense (benefit)	1	(17)	1	(12)
Net income (loss)	4	(281)	1	(272)
Series A preferred stock dividends	6	6	12	12
Net loss attributable to common stockholders	$(2)	$(287)	$(11)	$(284)

Basic loss per common share	$(0.02)	$(3.50)	$(0.13)	$(3.47)
Diluted loss per common share	$(0.02)	$(3.50)	$(0.13)	$(3.47)
Weighted-average common shares, basic	82.6	82.0	82.5	81.9
Weighted-average common shares, diluted	82.6	82.0	82.5	81.9

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income (loss)	$4	$(281)	$1	$(272)

Other comprehensive income (loss)
Foreign currency translation adjustments	1	8	—	(13)
Hedge accounting adjustments, net of tax	2	—	3	(6)
Total other comprehensive income (loss), net of tax	3	8	3	(19)
Comprehensive income (loss)	$7	$(273)	$4	$(291)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended June 30, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350
Net loss	-	-	-	(3)	-	-	-	(3)
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	1	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2021	107	$1	$1,742	$(790)	(24)	$(375)	$(234)	$344
Net income	-	-	-	4	-	-	-	4
Foreign currency translation	-	-	-	-	-	-	1	1
Hedge accounting adjustments	-	-	-	-	-	-	2	2
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2021	107	$1	$1,744	$(792)	(24)	$(375)	$(231)	$347

	Six Months Ended June 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617
Net loss	-	-	-	(281)	-	-	-	(281)
Foreign currency translation	-	-	-	-	-	-	8	8
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2020	106	$1	$1,733	$(767)	(24)	$(375)	$(251)	$341

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2021	2020

Operating activities
Net income (loss)	$1	$(272)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	10	10
Amortization of intangibles	12	13
Equity-based compensation expense	7	5
Deferred income tax benefit	(1)	(8)
Increase (decrease) in LIFO reserve	15	(9)
Goodwill and intangible asset impairment	-	242
Lease impairment and abandonment	-	15
Inventory-related charges	-	34
Provision for credit losses	-	5
Other	3	1
Changes in operating assets and liabilities:
Accounts receivable	(62)	69
Inventories	8	41
Other current assets	(16)	(10)
Accounts payable	86	(51)
Accrued expenses and other current liabilities	(16)	(1)
Net cash provided by operations	47	84

Investing activities
Purchases of property, plant and equipment	(4)	(5)
Other investing activities	2	-
Net cash used in investing activities	(2)	(5)

Financing activities
Payments on revolving credit facilities	(125)	(460)
Proceeds from revolving credit facilities	125	389
Payments on long-term obligations	(87)	(4)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(2)	(3)
Net cash used in financing activities	(101)	(90)

Decrease in cash	(56)	(11)
Effect of foreign exchange rate on cash	-	(2)
Cash -- beginning of period	119	32
Cash -- end of period	$63	$19

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$15
Cash paid for income taxes	$12	$2

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

We have branches in principal industrial, hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and the Caspian. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2021. We have derived our condensed consolidated balance sheet as of December 31, 2020 from the audited consolidated financial statements for the year ended December 31, 2020. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

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

Adoption of New Accounting Standards: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This accounting standard update was adopted as of January 1, 2021 but did not have a material impact on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2021 and December 31, 2020 was $12 million and $17 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2021 and December 31, 2020 was $6 million, respectively. During the three and six months ended June 30, 2021, we recognized $2 million and $5 million of revenue that was deferred as of December 31, 2020. During the three and six months ended June 30, 2020, we recognized $2 million and $4 million of revenue that was deferred as of December 31, 2019. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to companies that are predominantly in each of our four end-use sectors, including gas utilities, downstream and industrial, upstream production and midstream pipeline sectors, in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2021:
Gas utilities	$267	$2	$—	$269
Downstream & industrial	136	5	50	191
Upstream production	81	21	41	143
Midstream pipeline	74	2	7	83
	$558	$30	$98	$686
2020:
Gas utilities	$200	$5	$—	$205
Downstream & industrial	126	2	48	176
Upstream production	66	18	50	134
Midstream pipeline	82	3	2	87
	$474	$28	$100	$602

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2021:
Gas utilities	$476	$3	$—	$479
Downstream & industrial	274	9	102	385
Upstream production	149	44	77	270
Midstream pipeline	143	6	12	161
	$1,042	$62	$191	$1,295
2020:
Gas utilities	$399	$8	$—	$407
Downstream & industrial	316	8	103	427
Upstream production	205	55	96	356
Midstream pipeline	192	7	7	206
	$1,112	$78	$206	$1,396

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2021	2020
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$250	$279
Carbon steel pipe, fittings and flanges	152	156
All other products	252	229
	654	664
Less: Excess of average cost over LIFO cost (LIFO reserve)	(151)	(136)
Less: Other inventory reserves	(19)	(19)
	$484	$509

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

Expense associated with our operating leases was $10 million and $19 million for the three and six months ended June 30, 2021, respectively, and $9 million and $19 million for the three and six months ended June 30, 2020, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $8 million and $19 million for the three and six months ended June 30, 2021, respectively, and $11 million and $22 million for the three and six months ended  June 30, 2020.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2021	$22
2022	35
2023	29
2024	25
2025	20
After 2025	203
Total lease payments	334
Less: Interest	(123)
Present value of lease liabilities	$211

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

In 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter of 2020. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the year ended December 31, 2020 comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit. Following the impairment charges, the goodwill balance in our U.S. reporting unit was $264 million as of June 30, 2021 and December 31, 2020. There is no remaining goodwill in our Canada or International reporting units.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test, as of April 30, 2020, for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million during the year ended December 31, 2020. The remaining balance of the indefinite-lived tradename was $107 million as of  June 30, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

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

As of June 30, 2021, there was no indication that it was more likely than not the fair value of our U.S. reporting unit was lower than its carrying value. No goodwill or intangible asset impairment charges were recorded in the three or six months ended June 30, 2021.

NOTE 6 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2021	2020
Senior Secured Term Loan B, net of discount and issuance costs of $1	$297	$383
Global ABL Facility	—	—
	297	383
Less: Current portion	(1)	(4)
	$296	$379

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which is guaranteed by MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries. In addition, it is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. We are required to repay the Term Loan with certain asset sales and insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, we were required to make a payment of $86 million in April 2021 as a result of excess cash flow generated in the year ended December 31, 2020.

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the six months ended June 30, 2020.

Global ABL Facility: We have an $800 million multi-currency asset-based revolving credit facility (the “Global ABL Facility”) that matures in September 2022. This facility is comprised of revolver commitments of $675 million in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. It contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable and inventory. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $444 million as of June 30, 2021.

Interest on Borrowings: The interest rates on our borrowings outstanding at June 30, 2021 and December 31, 2020, including a floating to fixed interest rate swap and amortization of debt issuance costs, are as set forth below:

	June 30,	December 31,
	2021	2020
Senior Secured Term Loan B	5.42%	4.93%
Global ABL Facility	-%	-%
Weighted average interest rate	5.42%	4.93%

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. The Company currently has the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at 105% of par value, subject to certain redemption price adjustments. On or after June 10, 2022, the Company will have the option to redeem, in whole but not in part, all of the outstanding shares of Preferred Stock at par value, subject to certain redemption price adjustments. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares available for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, available for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2021, 366,799 performance share unit awards, 104,388 restricted stock shares and 1,004,267 shares of restricted stock units have been granted to employees. To date, 11,007,097 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2021	2020
Foreign currency translation adjustments	$(222)	$(222)
Hedge accounting adjustments	(8)	(11)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(231)	$(234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income (loss)	$4	$(281)	$1	$(272)
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net loss attributable to common stockholders	$(2)	$(287)	$(11)	$(284)

Weighted average basic shares outstanding	82.6	82.0	82.5	81.9
Effect of dilutive securities	-	-	-	-
Weighted average diluted shares outstanding	82.6	82.0	82.5	81.9

Net loss per share:
Basic	$(0.02)	$(3.50)	$(0.13)	$(3.47)
Diluted	$(0.02)	$(3.50)	$(0.13)	$(3.47)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2021 and 2020, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2021, respectively, we had approximately 4.1 million and 4.3 million anti-dilutive stock options, restricted stock units, and performance units. For the three and six months ended  June 30, 2020, respectively, we had approximately 4.5 million and 4.2 million anti-dilutive stock options, restricted stock units, and performance units.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Sales
U.S.	$558	$474	$1,042	$1,112
Canada	30	28	62	78
International	98	100	191	206
Consolidated sales	$686	$602	$1,295	$1,396

Operating income (loss)
U.S.	$7	$(226)	$6	$(208)
Canada	-	(2)	-	(2)
International	3	(61)	7	(57)
Total operating income (loss)	10	(289)	13	(267)

Interest expense	(6)	(7)	(12)	(15)
Other, net	1	(2)	1	(2)
Income (loss) before income taxes	$5	$(298)	$2	$(284)

	June 30,	December 31,
	2021	2020
Total assets
U.S.	$1,493	$1,506
Canada	49	53
International	203	222
Total assets	$1,745	$1,781

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2021	2020	2021	2020
Line pipe	$100	$80	$165	$180
Carbon fittings and flanges	88	73	173	188
Total carbon pipe, fittings and flanges	188	153	338	368
Valves, automation, measurement and instrumentation	243	249	484	572
Gas products	162	114	296	248
Stainless steel and alloy pipe and fittings	36	30	65	67
General products	57	56	112	141
	$686	$602	$1,295	$1,396

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $11 million and $14 million as of June 30, 2021 and December 31, 2020, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, have not been designated as hedges and, accordingly, changes in their fair market value are recorded in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $2 million and $3 million at  June 30, 2021 and December 31, 2020, respectively. The fair value of our foreign exchange contracts was not material as of June 30, 2021 and December 31, 2020.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $297 million and $383 million at June 30, 2021 and December 31, 2020, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $297 million and $372 million at June 30, 2021 and December 31, 2020 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2021, we are named a defendant in approximately 586 lawsuits involving approximately 1,152 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the leading global distributor of pipe, valves, and fittings ("PVF") and other infrastructure products and services to diversified energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream and industrial (crude oil refining and petrochemical and chemical processing and general industrials)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With over 100 years of experience, our over 2,500 employees serve approximately 12,000 customers through approximately 220 service locations including regional distribution centers, branches, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Key Drivers of Our Business

Our revenue is predominantly derived from the sale of PVF and other oilfield and industrial supplies to energy and industrial users globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the gas utilities, downstream and industrial, upstream production and midstream pipeline sectors of the industry. Long-term growth in spending has been driven by several factors, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for future oil, natural gas, refined products and petrochemical PVF spending is influenced by numerous factors, including the following:

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

●

Steel Prices, Availability and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products, or other steel products that we do not supply, impacts the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times.

Recent Trends and Outlook

During the first six months of 2021, the average oil price of West Texas Intermediate (“WTI”) increased to $62.21 per barrel from $36.58 per barrel in the first six months of 2020. Natural gas prices increased to an average price of $3.22/MMBtu (Henry Hub) for the first six months of 2021 compared to $1.80/MMBtu (Henry Hub) for the first six months of 2020. North American drilling rig activity decreased 24% in the six months ended June 30, 2021, as compared to the same period of 2020. U.S. well completions were up 3% in the six months ended June 30, 2021, compared to the same period in 2020.

The energy industry, and our business in turn, is cyclical in nature. In the first half of 2020, demand for oil and natural gas declined sharply because of the COVID-19 pandemic. This resulted in lower commodity prices, which, in turn, led to a significant decline in oil and gas industry spending. Based on an average of industry research estimates, there was a decrease in oil and gas industry spending in 2020 of 32% globally, including approximately 45% in the U.S. upstream production market. These reductions in spending directly impacted both the upstream production and midstream pipeline components of our business. In addition, our customers in the downstream and industrial sector deferred turnarounds and routine maintenance as well as idled facilities to preserve liquidity and comply with COVID-19 related limitations on employee activities. Furthermore, approximately 80% of our business is concentrated in the U.S. where the majority of industry spending reductions occurred.

In the first half of 2021, we began to see an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to demand recovery has led to higher commodity prices and although demand levels remain below pre-pandemic levels, there is growing confidence of returning to 2019 levels in the coming years. Also contributing to the improvement in oil prices has been cooperation within OPEC to implement production cuts over the last year; however, it was recently announced that OPEC intends to increase production beginning in August 2021 that will continue into late 2022 to match increasing demand expectations. Demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could also experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact.

Notwithstanding the ongoing uncertainty, we experienced a 5% sequential growth in sales in the first quarter of 2021 as compared to the fourth quarter of 2020, followed by a 13% sequential growth in the second quarter of 2021. North American rig count, which is a leading indicator of activity levels, increased by 31% from the fourth quarter of 2020 to the second quarter of 2021. Recent spending plan estimates by sell-side research analysts indicate U.S. upstream spending in 2021 will be higher compared to 2020, although the percentage increases can vary significantly by customer and we expect a continued focus on capital discipline by oil and gas exploration and production operators. For example, the majority of rig count and completion activity increases to date have been led by private operators, which historically have not been our primary customer base. Despite this we have seen a substantial improvement in both our upstream and midstream sectors in the first half of 2021.

Our gas utility business had the most significant contribution to our revenue improvement in the second quarter of 2021, with an increase of 28% compared to the first quarter. This continues to be our largest sector making up approximately 39% of our total company revenue in the second quarter of 2021. This business, which is largely independent of oil and gas commodity prices, was also initially impacted by certain customer activity delays due to COVID-19 concerns but did not experience any material budget cuts or project cancellations. This sector is expected to have the most significant revenue improvement in 2021 with a double-digit percentage increase compared to 2020 due to increased customer activity levels as pandemic restrictions ease and customers continue to execute their integrity upgrade programs.

In January 2021, a new U.S. President took office and a new U.S. Congress was seated. Both have publicly stated a desire to support alternative energy sources such as solar, wind and “green” hydrogen, reduce U.S. emissions of greenhouse gases and generally address climate change. To that end, the new administration has implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. It has also announced an aggressive policy agenda to change the tax system, increase corporate and other income taxes, modify the relationships between the United States and other countries and make changes that reverse actions taken by the prior President. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business. However, we believe that carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries, and that oil and gas demand will continue to be significant in the coming decades. The U.S. EIA in its Reference Case published in the Annual Energy Outlook 2021 projects U.S. energy consumption rising by 17% between 2020 and 2050. Even as the EIA projects in its Reference Case that renewables become the fastest growing energy source by 2050, the EIA also projects petroleum and other liquids demand in the U.S. to rise by 16% in that timeframe and natural gas to rise more than 22% after reaching a trough in 2021. While the U.S. EIA has not recently published a global outlook, its U.S. Reference Case suggests increasing world demand for hydrocarbons may also increase. This would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in renewable energy technology. As they further rebalance their capital investment from traditional, carbon-based energy to alternative sources, we expect to continue to supply them and enhance our product and service offerings as needed to support their changing requirements, including in areas such as carbon capture, biofuels and wind.

During the COVID-19 pandemic crisis, we have continued to operate our business. Our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an "essential' business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have taken measures to safeguard the health and welfare of our employees. As the COVID-19 vaccines have become more widely distributed, we have begun to reopen our offices. In the U.S., in particular, all of our offices are open under appropriate safety measures.

As of July 12, 2021, of our approximate 2,500 employees, we had 5 employees with current cases of COVID-19. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis, and as various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. While there were initially some temporary interruptions of manufacturing for some of our products in the Spring of 2020, most of these manufacturers have now resumed production. We have not experienced significant delays by transportation providers, but we are experiencing significant increases in transportation costs as the economy of the U.S. and other countries begins to recover from the initial onset of the pandemic. Our inventory position for most products has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we are working with our customers to discuss the impact of the COVID-19 delay. We continue to monitor the situation and have ongoing dialogue with our customers regarding the status of impacted orders.

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

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2021	2020	2020
U.S.	$257	$193	$220
Canada	13	13	22
International	124	134	150
	$394	$340	$392

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table shows key industry indicators for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Average Rig Count (1):
United States	450	392	423	588
Canada	72	25	107	110
Total North America	522	417	530	698
International	734	834	716	954
Total	1,256	1,251	1,246	1,652

Average Commodity Prices (2):
WTI crude oil (per barrel)	$66.19	$27.96	$62.21	$36.58
Brent crude oil (per barrel)	$68.98	$29.70	$64.95	$40.23
Natural gas ($/MMBtu)	$2.95	$1.70	$3.22	$1.80

Average Monthly U.S. Well Permits (3)	1,885	1,441	1,863	1,844
U.S. Wells Completed (2)	2,394	1,082	4,406	4,266
3:2:1 Crack Spread (4)	$20.74	$12.11	$18.66	$12.91

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The breakdown of our sales by sector for the three months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended
	June 30, 2021		June 30, 2020
Gas utilities	$269	39%	$205	34%
Downstream & industrial	191	28%	176	29%
Upstream production	143	21%	134	22%
Midstream pipeline	83	12%	87	15%
	$686	100%	$602	100%

For the three months ended June 30, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change
Sales:
U.S.	$558	$474	$84	18%
Canada	30	28	2	7%
International	98	100	(2)	(2)%
Consolidated	$686	$602	$84	14%

Operating income (loss):
U.S.	$7	$(226)	$233	N/M
Canada	-	(2)	2	N/M
International	3	(61)	64	N/M
Consolidated	10	(289)	299	N/M

Interest expense	(6)	(7)	1	(14)%
Other, net	1	(2)	3	N/M
Income tax (expense) benefit	(1)	17	(18)	N/M
Net income (loss)	4	(281)	285	N/M
Series A preferred stock dividends	6	6	-	0%
Net loss attributable to common stockholders	$(2)	$(287)	$285	(99)%

Gross profit	$112	$79	$33	42%
Adjusted Gross Profit (1)	$134	$118	$16	14%
Adjusted EBITDA (1)	$36	$17	$19	N/M

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.  Our sales were $686 million for the three months ended June 30, 2021 as compared to $602 million for the three months ended June 30, 2020, an increase of $84 million, or 14%. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $14 million, or 2%.

U.S. Segment—Our U.S. sales increased to $558 million for the three months ended June 30, 2021 from $474 million for the three months ended June 30, 2020. This $84 million, or 18%, increase reflected a $67 million increase in the gas utilities sector driven by the full implementation of a new customer contract as well as increased activity levels as pandemic restrictions eased and customers continued to execute their integrity upgrade programs, a $10 million increase in the downstream and industrial sector due to increased turnaround and small project spending, a $15 million increase in the upstream production sector due to increased customer spending driven by improved commodity prices and a corresponding increase in well completions, offset by an $8 million decrease in the midstream pipeline sector due to the completion of non-repeatable project activity in 2020.

Canada Segment—Our Canada sales increased to $30 million for the three months ended June 30, 2021 from $28 million for the three months ended June 30, 2020, an increase of $2 million, or 7%. Improved commodity pricing, the easing of pandemic restrictions, as well as small projects and turnarounds all contributed to the increase. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $3 million, or 11%.

International Segment—Our International sales decreased to $98 million for the three months ended June 30, 2021 from $100 million for the same period in 2020. The $2 million, or 2%, decrease is primarily driven by lower activity levels in the upstream sector in the U.K. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $11 million, or 11%.

Gross Profit.  Our gross profit was $112 million (16.3% of sales) for the three months ended June 30, 2021 as compared to $79 million (13.1% of sales) for the three months ended June 30, 2020. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $11 million for the second quarter of 2021 compared to a $6 million reduction in the second quarter of 2020. In addition, gross profit for the three months ended June 30, 2020 was negatively impacted by $34 million of inventory-related charges due to the COVID-19 pandemic and related economic downturn.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $134 million (19.5% of sales) for the three months ended June 30, 2021 from $118 million (19.6% of sales) for the three months ended June 30, 2020, an increase of $16 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2021	of Revenue	2020	of Revenue*
Gross profit, as reported	$112	16.3%	$79	13.1%
Depreciation and amortization	5	0.7%	5	0.8%
Amortization of intangibles	6	0.9%	6	1.0%
Increase (decrease) in LIFO reserve	11	1.6%	(6)	(1.0)%
Inventory-related charges	-	0.0%	34	5.6%
Adjusted Gross Profit	$134	19.5%	$118	19.6%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $102 million for the three months ended June 30, 2021 as compared to $126 million for the three months ended June 30, 2020. The $24 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. Additionally, the strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $3 million. For the three months ended June 30, 2020 personnel costs were partially offset by $15 million of expenses associated with facilities closures and $7 million of severance and restructuring charges. Excluding these charges, SG&A would have been $104 million.

Goodwill and Intangible Asset Impairment. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which resulted in a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers have taken to curtail costs and reduce spending. As a result of these developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million. The remaining balance of the indefinite-lived tradename was $107 million as of June 30, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

Operating Income (Loss). Operating income was $10 million for the three months ended June 30, 2021 as compared to operating loss of $289 million for the three months ended June 30, 2020, an increase of $299 million.

U.S. Segment—Operating income for our U.S. segment was $7 million for the three months ended June 30, 2021 compared to operating loss of $226 million for the three months ended June 30, 2020, a $233 million increase. Operating loss for the second quarter of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $6 million of severance costs, and $2 million of costs associated with facility closures. Excluding these charges, operating income would have been $3 million.

Canada Segment—Operating income for our Canada segment was $0 million for the three months ended June 30, 2021 and 2020 as compared to $2 million operating loss for the three months ended June 30, 2020.

International Segment—Operating income for our international segment was $3 million for the three months ended June 30, 2021 as compared to operating loss of $61 million for the three months ended June 30, 2020. The $61 million operating loss included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $1 million of severance costs and $12 million of costs associated with facility closures.  Excluding these charges, operating income would have been $6 million for the three months ended June 30, 2020.

Interest Expense. Our interest expense was $6 million and $7 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest expense was attributable to lower average debt levels and interest rates during the second quarter of 2021 as compared to the second quarter of 2020.

Other, net. Our other income was $1 million for the three months ended June 30, 2021 as compared to other expense of $2 million for the three months ended June 30, 2020. Other expense in the second quarter of 2020 included $3 million of asset write-downs related to facility closures.

Income Tax Expense (Benefit). Our income tax expense was $1 million for the three months ended June 30, 2021 as compared to $17 million benefit for the three months ended June 30, 2020. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the three months ended June 30, 2021 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 20% and 6% for the three months ended June 30, 2021 and 2020, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Income (Loss). Our net income was $4 million for the three months ended June 30, 2021 as compared to net loss of $281 million for the three months ended June 30, 2020.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $36 million (5.2% of sales) for the three months ended June 30, 2021 as compared to $17 million (2.8% of sales) for the three months ended June 30, 2020.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2021	2020
Net income (loss)	$4	$(281)
Income tax expense (benefit)	1	(17)
Interest expense	6	7
Depreciation and amortization	5	5
Amortization of intangibles	6	6
Goodwill and intangible asset impairment	-	242
Inventory-related charges	-	34
Facility closures	-	18
Severance and restructuring	-	7
Increase (decrease) in LIFO reserve	11	(6)
Equity-based compensation expense	2	3
Foreign currency losses (gains)	1	(1)
Adjusted EBITDA	$36	$17

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The breakdown of our sales by sector for the six months ended June 30, 2021 and 2020 was as follows (in millions):

	Six Months Ended
	June 30, 2021		June 30, 2020
Gas utilities	$479	37%	$407	29%
Downstream & industrial	385	30%	427	31%
Upstream production	270	21%	356	25%
Midstream pipeline	161	12%	206	15%
	$1,295	100%	$1,396	100%

For the six months ended June 30, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change
Sales:
U.S.	$1,042	$1,112	$(70)	(6)%
Canada	62	78	(16)	(21)%
International	191	206	(15)	(7)%
Consolidated	$1,295	$1,396	$(101)	(7)%

Operating income (loss):
U.S.	$6	$(208)	$214	N/M
Canada	-	(2)	2	N/M
International	7	(57)	64	N/M
Consolidated	13	(267)	280	N/M

Interest expense	(12)	(15)	3	(20)%
Other, net	1	(2)	3	N/M
Income tax (expense) benefit	(1)	12	(13)	N/M
Net income (loss)	1	(272)	273	N/M
Series A preferred stock dividends	12	12	-	0%
Net loss attributable to common stockholders	$(11)	$(284)	$273	(96)%

Gross profit	$215	$227	$(12)	(5)%
Adjusted Gross Profit (1)	$252	$275	$(23)	(8)%
Adjusted EBITDA (1)	$60	$51	$9	18%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-28 herein.

Sales.  Our sales were $1,295 million for the six months ended June 30, 2021 as compared to $1,396 million for the six months ended June 30, 2020, a decrease of $101 million, or 7%. The decline was primarily due to the first quarter of 2020 being largely unaffected by the COVID-19 pandemic before impacting revenue in the second quarter of 2020. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $24 million, or 2%.

U.S. Segment—Our U.S. sales decreased to $1,042 million for the six months ended June 30, 2021 from $1,112 million for the six months ended June 30, 2020. This $70 million, or 6%, decrease reflected a $42 million decrease in the downstream and industrial sector, a $56 million decrease in the upstream production sector, a $49 million decrease in the midstream pipeline sector offset by a $77 million increase in the gas utilities sector.  Downstream and industrial sales declined due to delayed or reduced maintenance spending from lower demand as well as non-recurring turnarounds.  The decline in the upstream production sector is a result of reduced customer spending and lower activity levels. The decline in the midstream pipeline sector is attributable to lower production levels and reduced demand for infrastructure, as well as the timing of project activity.  The increase in the gas utilities sector was primarily due to increasing activity levels as pandemic restrictions eased and customers continued to execute their integrity upgrade programs.

Canada Segment—Our Canada sales decreased to $62 million for the six months ended June 30, 2021 from $78 million for the six months ended June 30, 2020, a decrease of $16 million, or 21%. The decline was primarily due to an $11 million decrease in the upstream production sector, due to reduced demand. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $5 million, or 6%.

International Segment—Our International sales decreased to $191 million for the six months ended June 30, 2021 from $206 million for the same period in 2020. The $15 million, or 7%, decrease is attributable to reduced spending in the upstream production sector due to lower activity associated with reduced demand. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $19 million, or 9%.

Gross Profit.  Our gross profit was $215 million (16.6% of sales) for the six months ended June 30, 2021 as compared to $227 million (16.3% of sales) for the six months ended June 30, 2020. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $15 million for the first six months of 2021 compared to a reduction of $9 million in the first six months of 2020.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $252 million (19.5% of sales) for the six months ended June 30, 2021 from $275 million (19.7% of sales) for the six months ended June 30, 2020, a decrease of $23 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2021	of Revenue	2020	of Revenue
Gross profit, as reported	$215	16.6%	$227	16.3%
Depreciation and amortization	10	0.8%	10	0.7%
Amortization of intangibles	12	0.9%	13	0.9%
Increase (decrease) in LIFO reserve	15	1.2%	(9)	(0.6)%
Inventory-related charges	-	0.0%	34	2.4%
Adjusted Gross Profit	$252	19.5%	$275	19.7%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $202 million for the six months ended June 30, 2021 as compared to $252 million for the six months ended June 30, 2020. The $50 million decrease in SG&A was driven by lower employee-related costs, including incentives and benefits, resulting from the decline in business activity. SG&A in the first half of 2021 included $2 million of employee separation costs. Additionally, the strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $5 million. In the first half of 2020, SG&A included $15 million of expenses associated with facilities closures and $7 million of severance and restructuring charges. Excluding these charges, SG&A would have been $230 million.

Goodwill and Intangible Asset Impairment. In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which resulted in a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers have taken to curtail costs and reduce spending. As a result of these developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million. The remaining balance of the indefinite-lived tradename was $107 million as of June 30, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

Operating Income (Loss).  Operating income was $13 million for the six months ended June 30, 2021 as compared to operating loss of $267 million for the six months ended June 30, 2020, an increase of $280 million.

U.S. Segment—Operating income for our U.S. segment was $6 million for the six months ended June 30, 2021 compared to operating loss of $208 million for the six months ended June 30, 2020. The $208 million loss in the first half of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $6 million of severance costs, and $2 million of costs associated with facility closures.  Excluding these charges, operating income would have been $21 million.

Canada Segment—Operating income for our Canada segment was $0 million for the six months ended June 30, 2021 compared to operating loss of $2 million for the six months ended June 30, 2020. The $2 million loss in the first half of 2020 included $1 million of costs associated with facility closures.

International Segment—Operating income for our International segment was $7 million for the six months ended June 30, 2021 compared to operating loss of $57 million for the six months ended June 30, 2020. The $57 million loss in the first half of 2020 included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $1 million of severance and $12 million of cost associated with facility closures.  Excluding these charges, operating income would have been $10 million.

Interest Expense.  Our interest expense was $12 million and $15 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense was primarily attributable to lower average debt levels during the first six months of 2021 as compared to the first six months of 2020.

Other, net.  Our other income was $1 million for the six months ended June 30, 2021 compared to other expense of $2 million for the six months ended June 30, 2020.

Income Tax Expense (Benefit).  Our income tax expense was $1 million for the six months ended June 30, 2021 as compared to income tax benefit of $12 million for the six months ended June 30, 2020. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the six months ended June 30, 2021 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 50% and 4% for the six months ended June 30, 2021 and 2020, respectively. The 50% effective tax rate for the six months ended June 30, 2021 was primarily driven by the low level of pre-tax income and losses netted across all jurisdictions. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Income (Loss).  We had net income of $1 million for the six months ended June 30, 2021 compared to net loss of $272 million for the six months ended June 30, 2020.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $60 million (4.6% of sales) for the six months ended June 30, 2021 as compared to $51 million (3.7% of sales) for the six months ended June 30, 2020.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net income (loss)	$1	$(272)
Income tax expense (benefit)	1	(12)
Interest expense	12	15
Depreciation and amortization	10	10
Amortization of intangibles	12	13
Goodwill and intangible asset impairment	-	242
Inventory-related charges	-	34
Facility closures	-	18
Severance and restructuring	-	7
Employee separation	1	-
Increase (decrease) in LIFO reserve	15	(9)
Equity-based compensation expense	7	5
Gain on early extinguishment of debt	-	(1)
Foreign currency losses	1	1
Adjusted EBITDA	$60	$51

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and an $800 million Global ABL Facility. As of June 30, 2021, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $297 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, in April 2021 we made a payment of $86 million as a result of excess cash flow generation in 2020. We do not expect to make a similar payment for 2021 in 2022.

The Global ABL Facility matures in September 2022 and provides $675 million in revolver commitments in the United States, $65 million in Canada, $18 million in Norway, $15 million in Australia, $13 million in the Netherlands, $7 million in the United Kingdom and $7 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $200 million, subject to securing additional lender commitments. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2021, we had no borrowings outstanding and $444 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At June 30, 2021, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $507 million. As of June 30, 2021 and December 31, 2020, we had cash of $63 million and $119 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2021 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash provided by (used in) :
Operating activities	$47	$84
Investing activities	(2)	(5)
Financing activities	(101)	(90)
Net decrease in cash and cash equivalents	$(56)	$(11)

Operating Activities

Net cash provided by operating activities was $47 million during the six months ended June 30, 2021 compared to $84 million during the six months ended June 30, 2020. In addition, a reduction in working capital used cash of $1 million in the first six months of 2021 compared to providing $48 million in the first six months of 2020. Accounts receivable used $62 million of cash in the first six months of 2021 compared to providing $69 million in the first six months of 2020. In addition, inventory provided $8 million of cash in the first six months of 2021 as compared to providing $41 million in the same period of 2020.  An increase in accounts payable provided $86 million in the first six months of 2021 as compared to $51 million cash utilized in the first six months of 2020.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $4 million and $5 million for the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities was $101 million for the six months ended June 30, 2021 compared to $90 million for the six months ended June 30, 2020. In the first six months of 2021, we made a payment of $86 million on our Term Loan as a result of excess cash flow generation in 2020. In the first six months of 2020, we made net payments under our Global ABL Facility of $71 million. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2021 and 2020. In addition, we repurchased and retired $3 million of our outstanding term loan in March 2020.

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

As of June 30, 2021, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2021

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer