Form 10-Q
period 2021-09-30
MRC GLOBAL INC.
filed 2021-11-09
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

There were 82,666,252 shares of the registrant’s common stock (excluding 104,388 unvested restricted shares), par value $0.01 per share, issued and outstanding as of November 2, 2021.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash	$47	$119
Accounts receivable, net	399	319
Inventories, net	471	509
Other current assets	28	19
Total current assets	945	966

Long-term assets:
Operating lease assets	186	200
Property, plant and equipment, net	92	103
Other assets	22	19

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	210	229
	$1,719	$1,781

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$329	$264
Accrued expenses and other current liabilities	76	94
Operating lease liabilities	33	37
Current portion of long-term debt	2	4
Total current liabilities	440	399

Long-term liabilities:
Long-term debt, net	323	379
Operating lease liabilities	173	187
Deferred income taxes	65	70
Other liabilities	32	41

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 106,882,401 and 106,315,296 issued, respectively	1	1
Additional paid-in capital	1,747	1,739
Retained deficit	(809)	(781)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(233)	(234)
	331	350
	$1,719	$1,781

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Sales	$685	$585	$1,980	$1,981
Cost of sales	590	471	1,670	1,640
Gross profit	95	114	310	341
Selling, general and administrative expenses	102	100	304	352
Goodwill and intangible asset impairment	-	-	-	242
Operating (loss) income	(7)	14	6	(253)
Other (expense) income:
Interest expense	(6)	(7)	(18)	(22)
Other, net	-	1	1	(1)
(Loss) income before income taxes	(13)	8	(11)	(276)
Income tax (benefit) expense	(2)	5	(1)	(7)
Net (loss) income	(11)	3	(10)	(269)
Series A preferred stock dividends	6	6	18	18
Net loss attributable to common stockholders	$(17)	$(3)	$(28)	$(287)

Basic loss per common share	$(0.21)	$(0.04)	$(0.34)	$(3.50)
Diluted loss per common share	$(0.21)	$(0.04)	$(0.34)	$(3.50)
Weighted-average common shares, basic	82.7	82.1	82.5	81.9
Weighted-average common shares, diluted	82.7	82.1	82.5	81.9

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net (loss) income	$(11)	$3	$(10)	$(269)

Other comprehensive (loss) income
Foreign currency translation adjustments	(3)	5	(3)	(8)
Hedge accounting adjustments, net of tax	1	1	4	(5)
Total other comprehensive (loss) income, net of tax	(2)	6	1	(13)
Comprehensive (loss) income	$(13)	$9	$(9)	$(282)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended September 30, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350
Net loss	-	-	-	(3)	-	-	-	(3)
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	1	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2021	107	$1	$1,742	$(790)	(24)	$(375)	$(234)	$344
Net income	-	-	-	4	-	-	-	4
Foreign currency translation	-	-	-	-	-	-	1	1
Hedge accounting adjustments	-	-	-	-	-	-	2	2
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2021	107	$1	$1,744	$(792)	(24)	$(375)	$(231)	$347
Net loss	-	-	-	(11)	-	-	-	(11)
Foreign currency translation	-	-	-	-	-	-	(3)	(3)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2021	107	$1	$1,747	$(809)	(24)	$(375)	$(233)	$331

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2019	106	$1	$1,731	$(483)	(24)	$(375)	$(232)	$642
Net income	-	-	-	9	-	-	-	9
Foreign currency translation	-	-	-	-	-	-	(21)	(21)
Hedge accounting adjustments	-	-	-	-	-	-	(6)	(6)
Shares withheld for taxes	-	-	(3)	-	-	-	-	(3)
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2020	106	$1	$1,730	$(480)	(24)	$(375)	$(259)	$617
Net loss	-	-	-	(281)	-	-	-	(281)
Foreign currency translation	-	-	-	-	-	-	8	8
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2020	106	$1	$1,733	$(767)	(24)	$(375)	$(251)	$341
Net income	-	-	-	3	-	-	-	3
Foreign currency translation	-	-	-	-	-	-	5	5
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2020	106	$1	$1,736	$(770)	(24)	$(375)	$(245)	$347

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2021	2020

Operating activities
Net loss	$(10)	$(269)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	14	15
Amortization of intangibles	18	20
Equity-based compensation expense	10	8
Deferred income tax benefit	(7)	(10)
Amortization of debt issuance costs	1	-
Increase (decrease) in LIFO reserve	47	(20)
Goodwill and intangible asset impairment	-	242
Lease impairment and abandonment	-	15
Inventory-related charges	-	34
Provision for credit losses	-	3
Other	3	3
Changes in operating assets and liabilities:
Accounts receivable	(81)	110
Inventories	(15)	102
Other current assets	(11)	(3)
Accounts payable	68	(63)
Accrued expenses and other current liabilities	(21)	(9)
Net cash provided by operations	16	178

Investing activities
Purchases of property, plant and equipment	(6)	(8)
Other investing activities	2	1
Net cash used in investing activities	(4)	(7)

Financing activities
Payments on revolving credit facilities	(262)	(655)
Proceeds from revolving credit facilities	290	519
Payments on long-term obligations	(87)	(5)
Debt issuance costs paid	(3)	-
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(2)	(3)
Net cash used in financing activities	(82)	(162)

(Decrease) increase in cash	(70)	9
Effect of foreign exchange rate on cash	(2)	(1)
Cash -- beginning of period	119	32
Cash -- end of period	$47	$40

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$21
Cash paid for income taxes	$16	$3

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and infrastructure products and services across each of the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We have branches in principal industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, the Middle East and the Caspian. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2021. We have derived our condensed consolidated balance sheet as of December 31, 2020 from the audited consolidated financial statements for the year ended December 31, 2020. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by terms such as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

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

In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

Adoption of New Accounting Standards: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This accounting standard update, which we adopted as of January 1, 2021, did not have a material impact on our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize substantially all of our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, we exclude these taxes from sales in the accompanying consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization of intangible assets. In some cases, particularly with third-party pipe shipments, we consider shipping and handling costs to be separate performance obligations, and as such, we record the revenue and cost of sales when the performance obligation is fulfilled.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of September 30, 2021 and December 31, 2020 was $15 million and $17 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at September 30, 2021 and December 31, 2020 was $4 million and $6 million, respectively. During the three and nine months ended September 30, 2021, we recognized $1 million and $6 million of revenue that was deferred as of December 31, 2020. During the three and nine months ended September 30, 2020, we recognized $0 million and $4 million of revenue that was deferred as of December 31, 2019. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to companies that are predominantly in each of our four end-use sectors, including gas utilities, downstream, industrial and energy transition, upstream production and midstream pipeline sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity, impact and influence each of our end sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2021:
Gas utilities	$269	$2	$—	$271
Downstream, Industrial & Energy Transition	143	6	48	197
Upstream production	82	18	32	132
Midstream pipeline	76	4	5	85
	$570	$30	$85	$685
2020:
Gas utilities	$206	$2	$—	$208
Downstream, Industrial & Energy Transition	131	4	50	185
Upstream production	61	17	40	118
Midstream pipeline	65	4	5	74
	$463	$27	$95	$585

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2021:
Gas utilities	$745	$5	$—	$750
Downstream, Industrial & Energy Transition	417	15	150	582
Upstream production	231	62	109	402
Midstream pipeline	219	10	17	246
	$1,612	$92	$276	$1,980
2020:
Gas utilities	$605	$10	$—	$615
Downstream, Industrial & Energy Transition	447	12	153	612
Upstream production	266	72	136	474
Midstream pipeline	257	11	12	280
	$1,575	$105	$301	$1,981

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2021	2020
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$242	$279
Carbon steel pipe, fittings and flanges	164	156
Gas products	161	126
All other products	108	103
	675	664
Less: Excess of average cost over LIFO cost (LIFO reserve)	(183)	(136)
Less: Other inventory reserves	(21)	(19)
	$471	$509

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO calculations on management’s estimates of expected year-end inventory levels and costs and these estimates are subject to the final year-end LIFO inventory determination.

NOTE 4 – LEASES

We lease certain distribution centers, warehouses, office space, land and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed based on the total lease obligation ratably over the life of the lease. Leasehold improvements are depreciated over the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments using a portfolio approach. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Expense associated with our operating leases was $9 million and $28 million for the three and nine months ended September 30, 2021, respectively, and $10 million and $29 million for the three and nine months ended September 30, 2020, respectively, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $8 million and $27 million for the three and nine months ended September 30, 2021, respectively, and $10 million and $32 million for the three and nine months ended  September 30, 2020.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2021	$11
2022	37
2023	30
2024	26
2025	20
After 2025	203
Total lease payments	327
Less: Interest	(121)
Present value of lease liabilities	$206

Amounts maturing after 2025 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

September 30,
Operating Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	13
Weighted-average discount rate	6.8%

NOTE 5 – GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

In 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter of 2020. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not that the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the year ended December 31, 2020 comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit. Following the impairment charges, the goodwill balance in our U.S. reporting unit was $264 million as of September 30, 2021 and December 31, 2020. There is no remaining goodwill in our Canada or International reporting units.

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test, as of April 30, 2020, for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million during the year ended December 31, 2020. The remaining balance of the indefinite-lived tradename was $107 million as of  September 30, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

Our impairment test uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium estimates and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates including future operating results, the extent and timing of future cash flows, working capital requirements, sales prices, profitability, discount rates, sales growth trends and cost trends. As of April 30, 2020, the discount rates utilized to value the reporting units were in a range from 9.75% to 11.25%. We utilized third-party valuation advisors to assist us with these valuations. These impairment tests incorporate inherent uncertainties, which are difficult to predict in volatile economic environments. While we believe that our assumptions and estimates were reasonable, actual results may differ materially from projected results which could result in the recognition of additional impairment charges in future periods.

As of September 30, 2021, there was no indication that it was more likely than not the fair value of our U.S. reporting unit was lower than its carrying value. No goodwill or intangible asset impairment charges were recorded in the three or nine months ended September 30, 2021.

NOTE 6 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2021	2020
Senior Secured Term Loan B, net of discount and issuance costs of $1	$297	$383
Global ABL Facility	28	—
	325	383
Less: Current portion	(2)	(4)
	$323	$379

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries guarantees. In addition, the Term Loan is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, we were required to make a payment of $86 million in April 2021 as a result of excess cash flow generated in the year ended December 31, 2020.

In March 2020, we purchased and retired $3 million of the outstanding interests in the Term Loan at a cost of $2 million. We recognized a gain of $1 million on the extinguishment of the debt in the nine months ended September 30, 2020.

Global ABL Facility: In September 2021, the Company entered into a Fourth Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. As part of the amendment, the multi-currency global asset-based revolving credit facility was reduced to $750 million from $800 million and the maturity was extended to September 2026 from September 2022. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $445 million as of September 30, 2021.

Interest on Borrowings: The interest rates on our outstanding borrowings at September 30, 2021 and December 31, 2020, including a floating to fixed interest rate swap, are set forth below:

	September 30,	December 31,
	2021	2020
Senior Secured Term Loan B	5.41%	4.93%
Global ABL Facility	1.83%	-%
Weighted average interest rate	5.11%	4.93%

NOTE 7 – REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. In June 2018, the holders of Preferred Stock designated one member to our board of directors. If we fail to declare and pay the quarterly dividend for an amount equal to six or more dividend periods, the holders of the Preferred Stock would be entitled to designate an additional member to our board of directors. Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where law requires a separate class vote of the common stockholders. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

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

Holders of the Preferred Stock may, at their option, require the Company to repurchase their shares in the event of a fundamental change, as defined in the agreement. The repurchase price is based on the original $1,000 per share purchase price except in the case of a liquidation, in which case the holders would receive the greater of $1,000 per share and the amount that would be received if they held common stock converted at the conversion rate in effect at the time of the fundamental change. Because this feature could require redemption as a result of the occurrence of an event not solely within the control of the Company, the Preferred Stock is classified as temporary equity on our balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares available for issuance under the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 and 2,500,000 shares, respectively, available for issuance under the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2021, 366,799 performance share unit awards, 104,388 restricted stock shares and 1,012,703 shares of restricted stock units have been granted to employees. To date, 11,015,533 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2021	2020
Foreign currency translation adjustments	$(225)	$(222)
Hedge accounting adjustments	(7)	(11)
Pension related adjustments	(1)	(1)
Accumulated other comprehensive loss	$(233)	$(234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net (loss) income	$(11)	$3	$(10)	$(269)
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net loss attributable to common stockholders	$(17)	$(3)	$(28)	$(287)

Weighted average basic shares outstanding	82.7	82.1	82.5	81.9
Effect of dilutive securities	-	-	-	-
Weighted average diluted shares outstanding	82.7	82.1	82.5	81.9

Net loss per share:
Basic	$(0.21)	$(0.04)	$(0.34)	$(3.50)
Diluted	$(0.21)	$(0.04)	$(0.34)	$(3.50)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2021, respectively, we had approximately 4.2 million and 4.1 million anti-dilutive stock options, restricted stock units, and performance units. For the three and nine months ended  September 30, 2020, respectively, we had approximately 4.1 million and 4.3 million anti-dilutive stock options, restricted stock units, and performance units.

NOTE 9 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the gas utilities, downstream, industrial and energy transition, upstream production and midstream pipeline sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Sales
U.S.	$570	$463	$1,612	$1,575
Canada	30	27	92	105
International	85	95	276	301
Consolidated sales	$685	$585	$1,980	$1,981

Operating (loss) income
U.S.	$(7)	$13	$(1)	$(195)
Canada	(1)	(1)	(1)	(3)
International	1	2	8	(55)
Total operating (loss) income	(7)	14	6	(253)

Interest expense	(6)	(7)	(18)	(22)
Other, net	-	1	1	(1)
(Loss) income before income taxes	$(13)	$8	$(11)	$(276)

	September 30,	December 31,
	2021	2020
Total assets
U.S.	$1,483	$1,506
Canada	48	53
International	188	222
Total assets	$1,719	$1,781

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2021	2020	2021	2020
Line pipe	$103	$63	$268	$243
Carbon fittings and flanges	96	76	269	264
Total carbon pipe, fittings and flanges	199	139	537	507
Valves, automation, measurement and instrumentation	230	230	714	802
Gas products	169	131	465	379
Stainless steel and alloy pipe and fittings	35	29	100	96
General products	52	56	164	197
	$685	$585	$1,980	$1,981

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income (loss). Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $9 million and $14 million as of September 30, 2021 and December 31, 2020, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $0 million and $3 million at  September 30, 2021 and December 31, 2020, respectively. The fair value of our foreign exchange contracts was not material as of September 30, 2021 and December 31, 2020.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $325 million and $383 million at September 30, 2021 and December 31, 2020, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $321 million and $372 million at September 30, 2021 and December 31, 2020 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2021, we are named a defendant in approximately 568 lawsuits involving approximately 1,133 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in oil and natural gas prices;
●	decreases in oil and natural gas industry expenditure levels, which may result from decreased oil and natural gas prices or other factors;
●	U.S. and international general economic conditions;
●	our ability to compete successfully with other companies in our industry;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	unexpected supply shortages;
●	cost increases by our suppliers;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
●	changes in our customer and product mix;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our obligations;
●	changes in our credit profile;
●	a decline in demand for or adverse change in the value of certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	significant substitution of renewables and low-carbon fuels for oil and gas;

●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	loss of third-party transportation providers;
●	potential inability to obtain necessary capital;
●	risks related to adverse weather events or natural disasters;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	exposure to U.S. and international laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act and other economic sanctions programs;
●	risks associated with international instability and geopolitical developments, including armed conflicts and terrorism;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
●	our intention not to pay dividends; and
●	risks related to changing laws and regulations, including trade policies and tariffs.

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

Overview

We are the leading global distributor of pipe, valves, fittings ("PVF") and other infrastructure products and services to diversified energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

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

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other oilfield and industrial supplies to energy, industrial and gas utility customers globally. Our business is, therefore, dependent upon both the current conditions and future prospects in the energy industry and, in particular, maintenance and expansionary operating and capital expenditures by our customers in the gas utilities, downstream, industrial and energy transition, upstream production and midstream pipeline sectors. Several factors drive our customers' spending, including demand growth for petroleum and petroleum derived products, underinvestment in global energy infrastructure, safety and integrity upgrades to gas utility systems, growth in demand for alternative energy, growth in shale and unconventional exploration and production (“E&P”) activity, and anticipated strength in the oil, natural gas, refined products and petrochemical sectors. The outlook for PVF spending is influenced by numerous factors, including the following:

●	Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for gas utilities, which is currently our largest sector by sales. Activity with customers in this sector is dependent on new residential and commercial development as well as upgrades of existing infrastructure. Maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time and moves independently of commodity prices.

●

Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon oil and natural gas participants to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture, biofuels and wind.

●

Economic Conditions. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary, thereby causing demand for the products we distribute to materially change.

●

Manufacturer and Distributor Inventory Levels of PVF and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and often result in increased revenue, higher PVF pricing and improved profitability.

●

Steel Prices, Availability and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply, impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times.

Recent Trends and Outlook

The energy industry, and our business in turn, is cyclical in nature. In the first half of 2020, demand for oil and natural gas declined sharply because of the COVID-19 pandemic. This resulted in lower commodity prices, which, in turn, led to a significant decline in oil and gas industry spending. Based on an average of industry research estimates, there was a decrease in oil and gas industry spending in 2020 of 32% globally, including approximately 45% in the U.S. upstream production market. These reductions in spending directly impacted both the upstream production and midstream pipeline components of our business. In addition, our customers in the downstream, industrial and energy transition sector deferred turnarounds and routine maintenance as well as idled facilities to preserve liquidity and to comply with COVID-19 related limitations on employee activities. Furthermore, approximately 81% of our business is concentrated in the U.S. where the majority of industry spending reductions occurred.

During the first nine months of 2021, we have seen an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to demand recovery has led to higher commodity prices. Most recently, oil prices have risen to levels not seen since 2014. Although demand levels remain below pre-pandemic levels, there is growing confidence of returning to 2019 demand levels as soon as the end of 2022. Also contributing to the improvement in oil prices has been cooperation within OPEC to implement production cuts over the last year; however, OPEC has begun increasing production and is expected to continue into late 2022 to match increasing demand. Demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could also experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact.

Notwithstanding the ongoing uncertainty, our 2021 revenue has recovered from the low point in the fourth quarter of 2020. Revenue is currently trending approximately 18% higher than the second half of 2020 run rate, and we are expecting continued growth in all our sectors in 2022. Recent spending plan estimates by sell-side research analysts indicate U.S. upstream spending in 2022 will experience double-digit growth compared to 2021. However, the percentage increases can vary significantly by customer and we expect a continued focus on capital discipline by oil and gas exploration and production operators, particularly the larger public operators that typically represent a significant portion of our upstream revenue. Additionally, analysts are projecting that North America upstream capital spending in 2022 will be more heavily weighted to drilling activity instead of completions activity, and the latter is correlated more closely to our upstream revenues. Furthermore, since the U.S. rig count bottomed in the second quarter of 2020, the majority of the rig count increase since then has been driven by private operators, who historically have represented a smaller portion of our upstream revenues. As such, our company upstream revenues may trend lower compared to projected market improvements in the U.S. upstream spending estimates.

Although the energy sector is a significant part of our business, we have increased the diversification of our end markets greatly over the last few years. As of the third quarter 2021, 69% of our revenue is derived from our gas utility and downstream, industrial and energy transition (DIET) sectors.

Our gas utility business had the most significant contribution to our revenue improvement in the first nine months of 2021, with an increase of 22% compared to the first nine months of 2020. This continues to be our largest sector, making up 40% of our total company revenue in the third quarter of 2021. This business, which is largely independent of oil and gas commodity prices, was also initially impacted by certain customer activity delays due to COVID-19 concerns but did not experience any material budget cuts or project cancellations. This sector is expected to have the most significant revenue improvement for the full year 2021, with a double-digit percentage increase compared to 2020 due to increased customer activity levels as pandemic restrictions ease, and customers continue to execute their integrity upgrade programs.

DIET, our second largest sector, generated 29% of our total company revenue.  Although DIET revenue for the first nine months of 2021 declined 5% compared to the same period in 2020, the average monthly revenue in 2021 has increased 8% compared to the second half of 2020.  COVID-19 had a significant impact on maintenance, repair and operations (MRO) and upgrade projects in 2020 but we have seen meaningful improvements in activity levels in 2021. This business has historically been less volatile than the upstream production and midstream pipeline sectors as it is less commodity price dependent because the revenue allocation is typically evenly split between chemicals, refining and other industrial markets that are more focused on MRO and turnaround activity.  Also, starting this quarter we began including all energy transition related project revenue in this sector.

In January 2021, a new U.S. President took office and a new U.S. Congress was seated. Both have publicly stated a desire to support alternative energy sources such as solar, wind and “green” hydrogen, reduce U.S. emissions of greenhouse gases and generally address climate change. To that end, the new administration has implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. It has also announced an aggressive policy agenda to change the tax system, increase corporate and other income taxes, modify the relationships between the United States and other countries and make changes that reverse actions taken by the prior President. Congress has made proposals to increase U.S. federal government spending significantly on infrastructure and programs to address climate changes and to add new taxes to help pay for these proposals. On November 5, 2021, Congress passed H.R. 3684, the "Infrastructure Investment and Jobs Act", the first of these proposals, which the President is expected to sign into law. This act is primarily focused on providing funding for upgrading roads, bridges, public transit, railways, broadband infrastructure and clean water projects. This act is not expected to have a direct, negative impact on the Company's business. As of the date of this filing, other proposals have not yet been enacted. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact these policies will have on our business. However, we believe that carbon-based energy will continue to play a critical role in supporting economic growth, particularly in developing countries, and that oil and gas demand will continue to be significant in the coming decades.

The U.S. EIA in its Reference Case published in the Annual Energy Outlook 2021 projects U.S. energy consumption rising by 17% between 2020 and 2050. Even as the EIA projects in its Reference Case that renewables become the fastest growing energy source by 2050, the EIA also projects petroleum and other liquids demand in the U.S. to rise by 16% in that timeframe and natural gas to rise more than 22% after reaching a trough in 2021. While the U.S. EIA has not recently published a global outlook, its U.S. Reference Case suggests world demand for hydrocarbons may also increase. This would require an increase in oil and gas production from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in energy transition projects. As they further rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture, biofuels and wind.

During the COVID-19 pandemic, we have continued to operate our business, and our warehouses and regional distribution centers have remained open. Under various isolation orders by national, state, provincial and local governments, we have been exempted as an "essential" business as the products we sell are necessary for the maintenance and functioning of the energy infrastructure. We have adopted significant measures to safeguard the health and safety of our employees. As the COVID-19 vaccines have become more widely distributed, we have begun to reopen our offices. In the U.S., in particular, all of our offices are open under appropriate safety measures.

As of October 25, 2021, of our approximate 2,500 employees, we had 8 employees with current cases of COVID-19. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis. As various governmental isolation orders evolve, we review our operational plans while addressing the health and safety of our employees and those with whom our business comes into contact.

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. Lead-times for purchases of certain products have extended substantially over the last few quarters and we expect continued headwinds related to both lead-times and logistics for the foreseeable future. We have not experienced significant delays by transportation providers, but we are experiencing significant increases in transportation costs as the economies of the U.S. and other countries recover from the pandemic. Our inventory position has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we work with our customers to limit the impacts on their business and maintain an ongoing dialogue regarding the status of impacted orders. We also continue to monitor the current constrained labor market and related costs.

We have experienced significant inflation this year for certain product categories, especially in carbon steel pipe. Although inflation causes the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the high volume of our purchases to achieve market competitive pricing and preferential allocations of limited supplies. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable timeframe after they occur. To the extent our products are further impacted by pricing fluctuations caused by tariffs and quotas, the impact on our revenue and cost of goods sold, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility.

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2021	2020	2020
U.S.	$297	$193	$215
Canada	30	13	15
International	113	134	145
	$440	$340	$375

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

The following table shows key industry indicators for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Average Rig Count (1):
United States	496	254	448	477
Canada	151	47	122	89
Total North America	647	301	570	566
International	772	731	735	879
Total	1,419	1,032	1,305	1,445

Average Commodity Prices (2):
WTI crude oil (per barrel)	$70.58	$40.89	$65.05	$38.04
Brent crude oil (per barrel)	$73.51	$42.91	$67.89	$41.15
Natural gas ($/MMBtu)	$4.35	$2.00	$3.61	$1.87

Average Monthly U.S. Well Permits (3)	2,620	1,292	2,115	1,660
U.S. Wells Completed (2)	2,572	1,242	7,121	5,529
3:2:1 Crack Spread (4)	$20.78	$10.10	$19.38	$11.96

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The breakdown of our sales by sector for the three months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended
	September 30, 2021		September 30, 2020
Gas utilities	$271	40%	$208	36%
Downstream, industrial and energy transition	197	29%	185	32%
Upstream production	132	19%	118	20%
Midstream pipeline	85	12%	74	12%
	$685	100%	$585	100%

For the three months ended September 30, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change
Sales:
U.S.	$570	$463	$107	23%
Canada	30	27	3	11%
International	85	95	(10)	(11)%
Consolidated	$685	$585	$100	17%

Operating (loss) income:
U.S.	$(7)	$13	$(20)	N/M
Canada	(1)	(1)	-	0%
International	1	2	(1)	(50)%
Consolidated	(7)	14	(21)	N/M

Interest expense	(6)	(7)	1	(14)%
Other, net	-	1	(1)	(100)%
Income tax benefit (expense)	2	(5)	7	N/M
Net (loss) income	(11)	3	(14)	N/M
Series A preferred stock dividends	6	6	-	0%
Net loss attributable to common stockholders	$(17)	$(3)	$(14)	N/M

Gross profit	$95	$114	$(19)	(17)%
Adjusted Gross Profit (1)	$137	$115	$22	19%
Adjusted EBITDA (1)	$39	$24	$15	63%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 22-24 herein.

Sales.  Our sales were $685 million for the three months ended September 30, 2021 as compared to $585 million for the three months ended September 30, 2020, an increase of $100 million, or 17%. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $4 million, or 1%.

U.S. Segment—Our U.S. sales increased to $570 million for the three months ended September 30, 2021 from $463 million for the three months ended September 30, 2020. This $107 million, or 23%, increase reflected a $63 million increase in the gas utilities sector driven by the implementation of a new customer contract as well as increased activity levels as pandemic restrictions eased and customers continued to execute their integrity upgrade programs, a $21 million increase in the upstream production sector due to increased customer spending driven by increased demand coupled with improved commodity prices and a corresponding increase in well completions, a $12million increase in the downstream, industrial and energy transition sector due to additional turnaround spending and increased activity associated with a recovery from the pandemic, and an $11 million increase in the midstream pipeline sector driven by smaller pipeline projects as well as gathering and processing projects from increased completion activity.

Canada Segment—Our Canada sales increased to $30 million for the three months ended September 30, 2021 from $27 million for the three months ended September 30, 2020, an increase of $3 million, or 11%. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $2 million, or 7%. Improvement in the downstream, industrial, and energy transition sector as scheduled maintenance activity increased also drove the increase.

International Segment—Our International sales decreased to $85 million for the three months ended September 30, 2021 from $95 million for the same period in 2020. The $10 million, or 11%, decrease is primarily driven by non-recurring projects primarily in the upstream sector. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $2 million, or 7%.

Gross Profit.  Our gross profit was $95 million (13.9% of sales) for the three months ended September 30, 2021 as compared to $114 million (19.5% of sales) for the three months ended September 30, 2020. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $32 million for the third quarter of 2021 compared to an $11 million decrease in cost of sales in the third quarter of 2020.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $137 million (20.0% of sales) for the three months ended September 30, 2021 from $115 million (19.7% of sales) for the three months ended September 30, 2020, an increase of $22 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2021	of Revenue	2020	of Revenue
Gross profit, as reported	$95	13.9%	$114	19.5%
Depreciation and amortization	4	0.6%	5	0.9%
Amortization of intangibles	6	0.9%	7	1.2%
Increase (decrease) in LIFO reserve	32	4.7%	(11)	(1.9)%
Adjusted Gross Profit	$137	20.0%	$115	19.7%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $102 million for the three months ended September 30, 2021 as compared to $100 million for the three months ended September 30, 2020. The $2 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity. Additionally, the strengthening of foreign currencies in areas where we operate outside of the U.S. dollar unfavorably impacted SG&A by $1 million. For the three months ended September 30, 2020 personnel costs included $5 million of severance and restructuring charges partially offset by $2 million as a result of the recovery of supplier bad debt previously written off.

Operating (Loss)/Income. Operating loss was $7 million for the three months ended September 30, 2021 as compared to operating income of $14 million for the three months ended September 30, 2020, a decrease of $21 million.

U.S. Segment—Operating loss for our U.S. segment was $7 million for the three months ended September 30, 2021 compared to operating income of $13 million for the three months ended September 30, 2020, a $20 million decrease. The decrease was due to an increase in the LIFO reserve of $32 million for the three months ended September 30, 2021 compared to a decrease in the LIFO reserve of $11 million for the three months ended September 30, 2020.

Canada Segment—Operating loss for our Canada segment was $1 million for the three months ended September 30, 2021 and for the three months ended September 30, 2020.

International Segment—Operating income for our international segment was $1 million for the three months ended September 30, 2021 as compared to operating income of $2 million for the three months ended September 30, 2020.

Interest Expense. Our interest expense was $6 million and $7 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest expense was attributable to lower average debt levels during the third quarter of 2021 as compared to the third quarter of 2020.

Other, net. Our other income was $0 million for the three months ended September 30, 2021 as compared to income of $1 million for the three months ended September 30, 2020.

Income Tax (Benefit)/Expense. Our income tax benefit was $2 million for the three months ended September 30, 2021 as compared to $5 million expense for the three months ended September 30, 2020. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the three months ended September 30, 2021 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 15% and 63% for the three months ended September 30, 2021 and 2020, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net (Loss)/Income. Our net loss was $11 million for the three months ended September 30, 2021 as compared to net income of $3 million for the three months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $39 million (5.7% of sales) for the three months ended September 30, 2021 as compared to $24 million (4.1% of sales) for the three months ended September 30, 2020.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2021	2020
Net (loss) income	$(11)	$3
Income tax (benefit) expense	(2)	5
Interest expense	6	7
Depreciation and amortization	4	5
Amortization of intangibles	6	7
Severance and restructuring	-	5
Increase (decrease) in LIFO reserve	32	(11)
Equity-based compensation expense	3	3
Recovery of supplier bad debt	-	(2)
Foreign currency losses	1	2
Adjusted EBITDA	$39	$24

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The breakdown of our sales by sector for the nine months ended September 30, 2021 and 2020 was as follows (in millions):

	Nine Months Ended
	September 30, 2021		September 30, 2020
Gas utilities	$750	38%	$615	31%
Downstream, industrial and energy transition	582	29%	612	31%
Upstream production	402	20%	474	24%
Midstream pipeline	246	13%	280	14%
	$1,980	100%	$1,981	100%

For the nine months ended September 30, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change
Sales:
U.S.	$1,612	$1,575	$37	2%
Canada	92	105	(13)	(12)%
International	276	301	(25)	(8)%
Consolidated	$1,980	$1,981	$(1)	(0)%

Operating income (loss):
U.S.	$(1)	$(195)	$194	(99)%
Canada	(1)	(3)	2	(67)%
International	8	(55)	63	N/M
Consolidated	6	(253)	259	N/M

Interest expense	(18)	(22)	4	(18)%
Other, net	1	(1)	2	N/M
Income tax benefit	1	7	(6)	(86)%
Net loss	(10)	(269)	259	(96)%
Series A preferred stock dividends	18	18	-	0%
Net loss attributable to common stockholders	$(28)	$(287)	$259	(90)%

Gross profit	$310	$341	$(31)	(9)%
Adjusted Gross Profit (1)	$389	$390	$(1)	(0)%
Adjusted EBITDA (1)	$99	$75	$24	32%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-28 herein.

Sales.  Our sales were $1,980 million for the nine months ended September 30, 2021 as compared to $1,981 million for the nine months ended September 30, 2020, a decrease of $1 million, or 0%.

U.S. Segment—Our U.S. sales increased to $1,612 million for the nine months ended September 30, 2021 from $1,575 million for the nine months ended September 30, 2020. This $37 million, or 2%, increase reflected a $140 million increase in the gas utilities sector, offset by a $30 million decrease in the downstream, industrial and energy transition sector, a $35 million decrease in the upstream production sector and a $38 million decrease in the midstream pipeline sector.  The increase in the gas utilities sector was primarily due to increasing activity levels as pandemic restrictions eased, the implementation of a new customer contract and customers continued to execute their integrity upgrade programs. Downstream, industrial and energy transition sales declined due to delayed or reduced maintenance spending as well as non-recurring projects. The decline in the upstream production sector is a result of reduced customer spending and driven by continued focus on capital discipline. The decline in the midstream pipeline sector is attributable to reduced capital spending from reduced demand for infrastructure and capital discipline as well as non-recurring projects.

Canada Segment—Our Canada sales decreased to $92 million for the nine months ended September 30, 2021 from $105 million for the nine months ended September 30, 2020, a decrease of $13 million, or 12%. The decline was primarily due to a $10 million decrease in the upstream production sector. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $7 million, or 8%.

International Segment—Our International sales decreased to $276 million for the nine months ended September 30, 2021 from $301 million for the same period in 2020. The $25 million, or 8%, decrease is attributable to reduced spending in the upstream production sector due to lower activity. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $22 million, or 8%.

Gross Profit.  Our gross profit was $310 million (15.7% of sales) for the nine months ended September 30, 2021 as compared to $341 million (17.2% of sales) for the nine months ended September 30, 2020. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $47 million for the first nine months of 2021 compared to a reduction of $20 million in the first nine months of 2020. In addition, gross profit for the nine months ended September 30, 2020 included $34 million of inventory-related charges.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $389 million (19.6% of sales) for the nine months ended September 30, 2021 from $390 million (19.7% of sales) for the nine months ended September 30, 2020, a decrease of $1 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2021	of Revenue	2020	of Revenue
Gross profit, as reported	$310	15.7%	$341	17.2%
Depreciation and amortization	14	0.7%	15	0.8%
Amortization of intangibles	18	0.9%	20	1.0%
Increase (decrease) in LIFO reserve	47	2.4%	(20)	(1.0)%
Inventory-related charges	-	0.0%	34	1.7%
Adjusted Gross Profit	$389	19.6%	$390	19.7%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $304 million for the nine months ended September 30, 2021 as compared to $352 million for the nine months ended September 30, 2020. The $48 million decrease in SG&A was driven by effective cost management of employee-related costs, including incentives and benefits. SG&A in the nine months of 2021 included $2 million of employee separation costs. In the first nine months of 2020, SG&A included $15 million of expenses associated with facilities closures and $12 million of severance and restructuring charges.

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

As a result of the same factors that necessitated an interim impairment test for goodwill, we completed an interim impairment test for our U.S. indefinite-lived tradename asset. This test resulted in an impairment charge of $25 million. The remaining balance of the indefinite-lived tradename was $107 million as of September 30, 2021. The U.S. tradename is our only indefinite-lived intangible asset.

Operating Income/(Loss).  Operating income was $6 million for the nine months ended September 30, 2021 as compared to an operating loss of $253 million for the nine months ended September 30, 2020, an increase of $259 million.

U.S. Segment—Operating loss for our U.S. segment was $1 million for the nine months ended September 30, 2021 compared to an operating loss of $195 million for the nine months ended September 30, 2020. The $195 million loss in the first nine months of 2020 was impacted by $202 million of goodwill and intangible asset impairments, $19 million of inventory-related charges, $7 million of severance costs, and $2 million of costs associated with facility closures.

Canada Segment—Operating loss for our Canada segment was $1 million for the nine months ended September 30, 2021 compared to operating loss of $3 million for the nine months ended September 30, 2020. The $3 million loss in the first nine months of 2020 included $1 million of costs associated with facility closures and $1 million of severance costs.

International Segment—Operating income for our International segment was $8 million for the nine months ended September 30, 2021 compared to an operating loss of $55 million for the nine months ended September 30, 2020. The $55 million loss in the first nine months of 2020 included $40 million of goodwill impairment charges, $14 million of inventory-related charges, $4 million of severance and $12 million of cost associated with facility closures.

Interest Expense.  Our interest expense was $18 million and $22 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense was primarily attributable to lower average debt levels during the first nine months of 2021 as compared to the first nine months of 2020.

Other, net.  Our other income was $1 million for the nine months ended September 30, 2021 compared to other expense of $1 million for the nine months ended September 30, 2020.

Income Tax (Benefit)/Expense.  Our income tax benefit was $1 million for the nine months ended September 30, 2021 as compared to an income tax benefit of $7 million for the nine months ended September 30, 2020. We typically record income tax expense for interim periods based on estimated annual effective tax rates. However, due to the uncertainty in our industry and the effects of COVID-19, the income tax expense for the nine months ended September 30, 2021 was computed based on a year-to-date effective tax rate. We will return to utilizing an estimated annual effective tax rate when appropriate. Our effective tax rates were 9% and 3% for the nine months ended September 30, 2021 and 2020, respectively. The 9% effective tax rate for the nine months ended September 30, 2021 was primarily driven by the low level of pre-tax income and losses netted across all jurisdictions. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates.

Net Loss.  We had net loss of $10 million for the nine months ended September 30, 2021 compared to net loss of $269 million for the nine months ended September 30, 2020. The decrease in net loss was due to the impairments described above.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $99 million (5.0% of sales) for the nine months ended September 30, 2021 as compared to $75 million (3.8% of sales) for the nine months ended September 30, 2020.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Net loss	$(10)	$(269)
Income tax benefit	(1)	(7)
Interest expense	18	22
Depreciation and amortization	14	15
Amortization of intangibles	18	20
Goodwill and intangible asset impairment	-	242
Inventory-related charges	-	34
Facility closures	-	18
Severance and restructuring	-	12
Employee separation	1	-
Increase (decrease) in LIFO reserve	47	(20)
Equity-based compensation expense	10	8
Gain on early extinguishment of debt	-	(1)
Recovery of supplier bad debt	-	(2)
Foreign currency losses	2	3
Adjusted EBITDA	$99	$75

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility. As of September 30, 2021, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $297 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, in April 2021 we made a payment of $86 million as a result of excess cash flow generation in 2020. We do not expect to make a similar payment for 2021 in 2022.

In September 2021, we amended and renewed our Global ABL Facility. The Global ABL Facility now matures in September 2026 and provides $705 million in revolver commitments in the United States, $30 million in Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of September 30, 2021, we had borrowings outstanding of $28 million and $445 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At September 30, 2021, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $492 million. As of September 30, 2021 and December 31, 2020, we had cash of $47 million and $119 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2021 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Net cash provided by (used in) :
Operating activities	$16	$178
Investing activities	(4)	(7)
Financing activities	(82)	(162)
Net (decrease) increase in cash and cash equivalents	$(70)	$9

Operating Activities

Net cash provided by operating activities was $16 million during the nine months ended September 30, 2021 compared to $178 million provided during the nine months ended September 30, 2020. The decrease was primarily due to an increase in working capital as a result of growing market activity.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $6 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities was $82 million for the nine months ended September 30, 2021 compared to $162 million for the nine months ended September 30, 2020. In the first nine months of 2021, we made a payment of $86 million on our Term Loan as a result of excess cash flow generation in 2020 as well as a $1 million mandatory principal payment. In the first nine months of 2020, we made net payments under our Global ABL Facility of $136 million. We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2021 and 2020. In addition, we repurchased and retired $3 million of our outstanding term loan in March 2020.

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

As of September 30, 2021, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

As of November 8, 2021, the Company and each of its named officers, including the Company's president and chief executive officer, Robert Saltiel, have entered into an amendment to their respective performance share unit award agreements, dated February 8, 2021 or March 15, 2021, to adjust net income in the return on average net capital employed (RANCE) calculation to remove the impacts (positive or negative) of the Company's last-in, first-out inventory costing methodology.

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

10.1*	Amendment to 2021 Performance Share Unit Award Agreement

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer