Form 10-K
period 2021-12-31
MRC GLOBAL INC.
filed 2022-02-16
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No   ☐

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $777 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2021. There were 83,200,480 shares of the registrant’s common stock (excluding 119,782 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 9, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2022 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General

We are the leading global distributor of pipe, valves and fittings ("PVF") and other infrastructure products and services to diversified energy, industrial and gas utility end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With over 100 years of experience, we serve approximately 10,000 customers through digital commerce applications and approximately 210 service locations including regional distribution centers, service centers, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in energy, industrial and gas utility sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

We have made significant strides in increasing the diversification of our end markets over the last few years supporting not only the energy transition but other industrial end markets. Our gas utility business, generating $1 billion in revenue, had the most significant contribution to our revenue improvement in 2021. This business, which is largely independent of oil and gas commodity prices, continues to be our largest sector. Our largest customers are among the leading investors in energy transition projects. As they further rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture, utilization and storage, biofuels and offshore wind.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As a distributor of PVF and other infrastructure products to diversified energy, industrial and gas utility sectors, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships. Our strategic objectives are to:

●	increase our market share by executing preferred supplier contracts with new and existing customers, maintaining a focus on our managed and targeted growth accounts,
●	enhance our product and service offerings around our core PVF distribution offerings as well as complementary products,
●	extend our global platform to major gas utilities, energy and industrial companies that utilize PVF,
●	provide our products and services to companies engaged in the energy transition,
●	invest in technology systems and distribution warehouse infrastructure to achieve improved operational excellence,
●	continue our penetration of electronic interaction with our customers through e-commerce,
●	safely and sustainably increase our efficiency and lower our cost to serve to enhance our margins,
●	maintain superior customer service, and
●	optimize our working capital.

We believe that preferred supplier agreements allow us to better serve our customers’ needs and provide customers with a global platform in which to procure their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we generally have a larger proportion of the customer’s spending in our product categories when we enter into these agreements.

We strive to add scope to these arrangements in various ways including adding customer locations, product lines, inventory management and inventory logistics.

We conduct detailed account planning and educate potential customers on the offerings and logistics services we provide. In addition, through digital system integration with our customers and suppliers, we believe transactions with our customers can be more streamlined.

Our approach to expanding existing markets and accessing new markets is multifaceted. We seek to optimize our geographic footprint, pursue strategic acquisitions and organic investments and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high-quality products that our customers need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our market share with both new and existing customers.

We maintain a diverse universe of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously providing our customers access to alternative sources of supply and high-quality products across the entire spectrum of their PVF needs. We continually broaden our product and service offerings and supplier base. Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals, products that prevent the unwanted emission of greenhouse gases, such as methane, and other industrial supply products. We remain focused on products and value-added services such as valves, valve automation and modification, measurement and instrumentation, as well as, high alloy products that command higher margins.

Although we have not been active with acquisitions in recent years, our acquisition strategy is focused on those businesses that:

●	can increase scale, especially with respect to purchasing and breadth of supply for our customers,
●	result in efficiencies in providing our products and services that can reduce the cost to serve our customers,
●	add services or technology that complement our product offerings,
●	optimize our geographic footprint to serve energy, industrial or gas utility intensive regions that provide accretive profit opportunities,
●	expand our product and service offerings, adding breadth and depth to our existing product offerings, such as valves, complementing our existing product offerings such as related measurement and instrumentation products or products that control the unwanted discharge of greenhouse gases like methane, or
●	expand our product and service offerings to new end use sectors.

Where suitable acquisition opportunities are not available in the market, we may choose to grow through organic investment in the current markets we serve or consider expanding into markets that we do not currently serve to further diversify our revenue stream.

We invest in information technology (“IT”) systems and service center infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. We continue to develop our digital commerce platform, MRCGO™. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives. Through this platform we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our cost to serve by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the regional distribution center (“RDC”) fulfillment model. Where practical and cost effective, we are delivering directly from our RDCs to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. Globally, over the last twelve months, 42% of our revenue was generated through e-commerce channels.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S. and western Canada, as well as Europe, Asia, Australasia, and the Middle East. Many of these locations are also strategically located to service gas utilities and industrial customers. Our business is segregated into three geographical operating segments: U.S., Canada and International. These segments represent our business of providing PVF and other infrastructure products and services to the sectors that we serve. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Safety.  In our business, safety is of paramount importance to us and to our customers. Unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient. We are also subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration (“OSHA”), the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us. Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business. For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm. Our operations, therefore, focus on the safety of our employees and those with whom we do business. Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work-day rate (“LWDR”), both per 200,000 hours worked. Our TRIR was 1.09 in 2021. This compares favorably to the 2020 U.S. Bureau of Labor Statistics (“BLS”) average of 3.5 for wholesalers of metal products. Our LWDR was 0.48 in 2021. This also compares favorably to the BLS average of 2.3 for wholesalers of metal products. In addition, our recordable vehicle incident rate (“RVIR”) has also remained low at 0.39 compared to a peer group average of 1.94 based on the most recent survey that the National Association of Wholesaler Distributors compiled of its members with excess of $1 billion in annual revenue.

Products:  We distribute a complete line of PVF products, primarily used in gas utilities and energy and industrial infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperatures and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders more quickly, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

●

Valves, Automation, Modification, Measurement and Instrumentation. Our product offering includes ball, butterfly, gate, globe, check, diaphragm, needle and plug valves, which are manufactured from cast steel, stainless/alloy steel, forged steel, carbon steel or cast and ductile iron. Valves are generally used in energy and industrial applications to control direction, velocity and pressure of fluids and gases within transmission networks. Other products include lined corrosion resistant piping systems, control valves, valve automation and top work components used for regulating flow and on/off service, measurement products and a wide range of steam and instrumentation products. In addition, we offer a full range of valve modification services to meet customer requirements including valve control extensions, welding, hydrotesting, painting, coating, x-raying and actuation assembly.

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
●

General Products. General includes oilfield supplies and other industrial products such as mill, tool and safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators used in our upstream production sector.

Services: We provide our customers with a comprehensive array of services which we believe result in deeply integrated customer relationships, such as the following:

●	product testing	●	truck stocking
●	manufacturer assessments	●	order consolidation
●	multiple daily deliveries	●	product tagging and system interfaces customized to customer
●	volume purchasing	●	supplier specifications for tracking and replenishing inventory
●	inventory and zone store management and warehousing	●	engineering of control packages
●	technical support	●	valve inspection and repair
●	training	●	product expediting, tracking and tracing
●	just-in-time delivery	●	documentation services, including material test records, assembly drawings and data sheets
●	on-site commissioning	●	pressure testing

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

We continue to invest in and expand our comprehensive IT systems. In North America, we operate an enterprise resource planning (“ERP”) system, enhanced with differentiating distribution and service functionality. In 2017, we completed the transition of our International business to a single ERP platform. These systems, which provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our MRCGO™ platform, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

As major gas utilities, along with integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing and managing PVF and other related products. In integrated supply relationships, we offer electronic catalog service through MRCGO™ and often have MRC Global employees on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

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

We provide customers with our ValidTorque™ service, whereby we utilize specialized test benches to provide customers with data on the operating characteristics of their valves and actuators. In addition, we have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of over 10,000 suppliers in over 40 countries. We have approximately 100 dedicated supply chain management employees that handle purchasing. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Our purchases from our 25 largest suppliers in 2021 approximated 43% of our total purchases, with our single largest supplier constituting approximately 6%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals who specialize in conducting on-site assessments of our manufacturers and their processes as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices. The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our downstream, industrial and energy transition sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis that both our customers and suppliers place on the MRC Global AML helps secure our central and critical position in the global PVF supply chain.

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

Our sales model applies a two-pronged approach to address both regional and national markets. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply, valves, valve automation and modification, engineering, procurement and construction projects, corrosion resistant products, pipe, measurement equipment and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our over 180 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be service center outside sales representatives, who focus on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

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

Customers: Our principal customers are companies active in the gas utilities, downstream, industrial and energy transition, upstream production and midstream pipeline sectors. Due to the demanding operating conditions in these sectors, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost to them of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, reliable products and value-added services and solutions.

We have a large customer base of approximately 10,000 customers. No single customer represents more than 10% of our revenue. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and ability to supply customer needs in the geographies where our customers operate. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as ourselves as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2021	2020	2019
U.S.	$350	$193	$301
Canada	35	13	34
International	135	134	174
	$520	$340	$509

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within 12 months.

Competition: We are the leading global PVF distributor to the energy, industrial and gas utility end markets. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include, among others, large PVF distributors, such as NOW Inc., Ferguson, plc, Van Leeuwen, FloWorks (including Sunbelt Supply Co.), Charbonneau Industries, Score Group, Bakerfield Pipe & Supply, Edgen Murray (a Sumitomo Corporation subsidiary), Elite Supply, Industrial Piping Specialists, RK Supply, Russell Metals, Sooner Pipe (a Marubeni Corporation subsidiary), several regional or product-specific competitors and many local, family-owned and privately held PVF distributors. In addition, most of our suppliers also sell directly to end users.

Human Capital

Employees.  We are a global team in 16 countries dedicated to our customers, our communities and each other. MRC Global employees regularly go out of their way to support each other in times of need, provide excellent service to our customers and uplift the communities where they live and work.

As of December 31, 2021, we had approximately 2,600 employees. Approximately 66% of our employees are in the U.S., 27% are in our International segment, and 7% are in Canada. In the U.S., Norway and Australia, as of December 31, 2021, we had 86 employees that belonged to a union and an additional 160 non-union employees that are covered by union negotiated agreements. We consider our relationships with our employees to be good.

Compensation.  We believe that we provide our employees with a competitive compensation within our industry in the form of wage or salary, depending upon the position. In the U.S., we pay our hourly employees at least $15 per hour beginning in their first year of employment and in other countries we pay prevailing wages for our industry. In the U.S., Canada, and Australia, we offer a defined contribution retirement plan and in other countries we offer similar plans or participate in local government retirement schemes. Likewise in the U.S., we offer employees the opportunity to participate in health, dental and vision benefit plans and in other countries our employees either participate in similar plans or in government provided healthcare schemes. For those positions where short-term incentives, such as annual or quarterly bonuses are applicable, we align our incentives with overall financial results. For profit centers, financial incentives often include adjusted EBITDA as a metric that supports our overall financial objectives. For sales personnel, incentives often include gross margin metrics for the employee’s location or unit that also support our overall financial objectives. While we align overall incentive payout with financial results, many employees are also incentivized on non-financial performance objectives and safety or operational efficiency goals or project objectives. An employee's objectives are usually set at the beginning of each year with the employee's supervisor.

Employee Development.  MRC Global provides its employees with educational tools and development opportunities to continually improve their talent and skills.

We maintain an organizational development and learning function with employees who develop and present training along with other subject matter experts inside and outside of the company. Because our workforce is distributed over 160 locations in 16 countries, we also maintain a strong internet-delivered learning management system ("LMS") that has many training modules that can be accessed throughout our company. Many of these training modules include interactive training, so that trainees are engaged as they learn. We require employees to take certain modules on anti-harassment, anti-discrimination, legal compliance, safety and computer security at regular intervals. We provide additional training covering the Company’s proprietary procedures and systems, product knowledge, leadership and management, sales skills, Microsoft Office 365 applications and a wide variety of IT areas. As we are increasing our digital capabilities through our MRCGOTM offering as well as other internal initiatives, we are increasing the development of employees to develop, implement, use and promote these digital platforms. In addition to modules on the Company’s LMS, we provide employees many opportunities to grow their product knowledge through targeted training that the Company, its suppliers or its customers present. We track all of our training, so that every employee has a training record and plan. Our on-boarding process for new employees provides a broad and accelerated understanding of MRC Global’s business and culture. Additionally, all employees establish development goals at the beginning of the year, and we track the progress of these goals through periodic individual development reviews. Finally, we periodically assess our employees’ satisfaction and engagement through regular individual development reviews as well as company-wide surveys that we undertake every few years.

MRC Global’s employee development process begins upon hire and at the start of each calendar year by documenting individual goals, both for performance and development. Goals are mutually agreed upon between employee and manager, then reviewed for progress throughout the year. A mid-year review is undertaken, enabling employees to receive individualized feedback regarding goals and development progress in support of year-end success. MRC Global also offers employees with more than six months of service the opportunity to participate in a tuition reimbursement plan for both graduate and undergraduate courses that align with their career objectives within the company up to $5,250 USD per year based on their successful completion of classes. In 2021, 15 U.S. employees used this benefit to grow their professional development through formal education. MRC Global also hosts internships and apprentice programs in some countries. Both of these initiatives focus on allowing young employees the opportunity to learn on the job training and gain experience in technical product roles.

Culture. We are proud of the role we play in providing safe, productive and fulfilling jobs to our employees. Our core values underpin our culture. They are:

●	Safety Leadership	●	Financial Performance
●	Customer Satisfaction	●	Teamwork
●	Business Ethics	●	Employee Development
●	Operational Excellence	●	Community/Charity Involvement

All new hires are onboarded with training that covers our culture including mission, vision, and core values. Adherence to the core values is also evaluated for every employee as part of our employee development process. We maintain an independent process for confidential reporting of workplace concerns through our toll-free hotline, and the ability to bypass management and directly contact the Legal or Human Resource Departments or the Company's Audit Committee regarding concerns.

Diversity.  As we operate in many countries and have an increasingly global and diverse customer base, we strive to have our team members reflect this diversity of cultures, backgrounds and approaches in our business. We are committed to maintaining a harassment and discrimination-free workplace where every employee feels safe, valued and encouraged regardless of age, gender, race, religion, ethnicity, sexual orientation, veteran status, disabilities or backgrounds. We want every one of our employees to have the opportunity to grow his or her career. While we do not maintain specific diversity quotas, our Human Resources Department actively monitors our hiring and promotion processes, so that diverse candidates are considered for open roles. In addition, as part of our succession planning process, we identify high potential employees that include diverse candidates that are considered for promotions and developmental assignments. In 2021, across our global workforce, 27% of our employees were female. Additionally, 24% of our directors and above were female and 55% of our workforce in corporate functions were women.

Monitoring for Success.  We monitor our workforce to determine its overall effectiveness by reviewing metrics related to headcount, composition, voluntary and involuntary turnover, diversity, performance per employee (such as revenue per employee or adjusted EBTIDA per employee) and selling, general and administrative expense as a percentage of sales. In 2020, we implemented a new human capital management system that is global in nature to help us manage our employee initiatives and development.

Sustainability

Our Sustainable Business Model.  Our distribution capabilities can flex with the needs of customers and service new customers in new end markets. Although the primary customers for our PVF products are gas utility, energy and industrial companies, we also distribute PVF to other end users as well. For instance, in our downstream, industrial and energy transition sector, we distribute PVF to companies engaged in metals and mining, fabrication, power generation, chemical production, carbon capture, biofuels, offshore wind and other general industrial uses. Our distribution platform can also supply new product lines to existing customers and new end markets.

MRC Global’s Sustainability Initiatives.  The primary way that we can reduce our emissions of greenhouse gases in our operations is to create an efficient supply chain. An efficient supply chain reduces the carbon footprint of deliveries to our distribution centers and service centers and, ultimately to our customers. Use of our distribution centers and hub and spoke delivery model allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage.

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

Market Opportunities.  As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the air and spills. In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. Recently, the EPA initiated a rulemaking process to require the reduction of methane in oil and gas production and hydrocarbon pipelines. We sell a number of products that reduce the emissions of gases, including methane. In particular, in 2021, 94% of our sales of valves were low-emission valves that control methane and other emissions. Many of the other valves that we sold were sold into applications such as the transfer of water that do not emit greenhouse gases or environmentally dangerous substances.

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

Certain environmental laws, such as the U.S. federal Superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal Superfund law or its state or foreign equivalents, we have identified contamination at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. To date, these costs have no had a material impact on our business. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions. While the U.S. initially chose to pull out of the Paris Agreement, the new administration has implemented executive orders for the U.S. to rejoin the agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. Certain states, regions and cities have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions, including new laws or programs implemented by the new administration, would impact our business or that of our customers, but these laws and regulations could impose costs on us or create a shift in the market for the products that we distribute and hence affect our business. The U.S. Energy Information Agency ("EIA") in its International Energy Outlook 2021 report continues to project, based on the agency's reference case, increases in world energy consumption for oil and gas through 2050, although this projection could change depending on regulatory developments, technological changes and changes in energy mix.

In addition, the EPA has previously implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”). In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source. This replacement of natural gas for coal has benefitted our business as our customers include natural gas producers. There have been various court challenges and regulatory changes to these EPA regulations, such as the EPA’s June 2019 repeal of the Clean Power Plan and finalization of a replacement rule (known as the Affordable Clean Energy Rule) and, in January 2021, a D.C. Circuit vacatur of the Affordable Clean Energy Rule. Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions. In November, 2021, the EPA proposed amendments to the existing greenhouse gas emissions regulations for the oil and natural gas production industry, but it is currently not possible to predict the final scope of any new rule and, therefore, how this new rule will impact our business or that of our customers.  We predominately sell valves and other products that assist customers in the prevention of emissions of greenhouse gases, such as methane, and believe that the passage of a final rule could be an opportunity to assist customers with their compliance with the rule.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2021 and 2020 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

Risks Related to Our Business

Decreased capital and other expenditures in the industries that we serve can adversely impact our customers’ demand for our products and our revenue.

A large portion of our revenue depends upon the level of capital and operating expenditures in the industries that we serve. For instance, demand for our products and services is sensitive to capital expenditures for the addition of distribution capacity and replacement of aging infrastructure in our gas utilities business.  In our upstream production, midstream pipeline and refining portion of our downstream, industrial and energy transition sectors, demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development, production, transportation and refining activity of, and the corresponding capital and other expenditures by oil and gas companies. Other industrial sectors have various drivers for their capital expenditures.  If our customers’ capital expenditures decline, our business will suffer.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute. If general economic conditions deteriorate and the business of our customers in one or more of our end market sectors is negatively impacted, our customers may curtail their capital expenditures and demand for our products may suffer.  General economic factors beyond our control that affect our business and customers include (among others) interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability and other matters that influence our customers’ spending. In addition, worldwide economic conditions could have an adverse effect on our business.

Volatile oil and gas prices affect demand for our products.

As evidenced by the decline of oil prices from late 2014 through 2016 and again in 2020, prices for oil and natural gas are cyclical and subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. A decline in oil and gas prices impacts the capital spending of many of our customers, particularly in our upstream production, midstream pipeline and the refining portion of our downstream, industrial and energy transition businesses.  Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand, production difficulties that might extend lead times or a supplier’s decision to sell its products through other distributors. In 2021, for instance, supply chain shortages have resulted from COVID-19 lockdowns and related health measures in various jurisdictions, labor shortages and transportation delays.  Our inability to obtain products from suppliers and manufacturers in sufficient quantities to meet customer demand, or at all, could adversely affect our product and service offerings and our business.

The loss of third-party transportation providers upon whom we depend, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, among others, shortages of truck drivers or dock workers, disruptions in rail service, increases in fuel prices and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

We may experience cost increases from suppliers and transportation providers, which we may be unable to pass on to our customers.

Highly inflationary environments may adversely impact our business. We may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies, increases in the cost of raw materials, transportation, changes in exchange rates or the imposition of import taxes or tariff on imported products. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. For example, we may be unable to pass increased supply costs on to our customers because significant amounts of our sales are derived from stocking program arrangements, contracts and maintenance and repair arrangements, which provide our customers time limited price protection, which may obligate us to sell products at a set price for a specific period. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases because of our relationships with them, we may not be able to reduce the effects of the cost increases. In addition, to the extent that competition leads to reduced purchases of products or services from us or a reduction of our prices, and these reductions occur concurrently with increases in the prices for selected commodities which we use in our operations, including steel, nickel and molybdenum, the adverse effects described above would likely be exacerbated and could result in a prolonged downturn in profitability.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and forecasts of customer demands. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time we order steel products and the time of delivery of the products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during the period. Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on steel cost increases and surcharges to our customers, and we may be unsuccessful in doing so.

We do not have contracts with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product and service offerings and our business.

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 43% of our total purchases during the year ended December 31, 2021 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business.

Price reductions by suppliers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that we purchased our inventory of these products at the higher prices prior to supplier price reductions.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. Such a decline could have an adverse effect.

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

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and certain other products that we sell. If these tariffs and duties are lifted or reduced or if the level of these imported products otherwise increase, and our U.S. customers accept these imported products, we could be adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory. Conversely, if tariffs and duties are imposed on imports from certain foreign countries of products that we sell, we could be required to pay higher prices for our products. Demand for the products we distribute, the actions of our competitors and other factors will influence whether we will be able to pass on additional cost increases to our customers, and we may be unsuccessful in doing so.

We may be adversely impacted by holding more inventory than can be sold in a commercial time frame.

A fundamental aspect of our business is to have inventory available for customers when they need it.  If we over-estimate the amount of inventory that can be sold in a commercial time frame or if market demand for a product drops unexpectedly, we may be forced to sell the product at substantially lower prices, scrap the product or write down its carrying value.  This can adversely impact our business.

A transition to alternative forms of energy could adversely impact our customers, result in lower sales and adversely impact our results and financial condition.

If through legislation, treaty or consumer preference demand for oil and gas is substantially reduced through the use of alternative forms of energy and sales of our products to alternative energy producers are less than sales of our products to existing customers that produce, transport and use hydrocarbons as feedstock as well as sales to other customers, we could experience a reduction in sales, which could adversely impact our results and financial condition. Likewise, to the extent that governments limit the use of oil or gas in various applications, such as in prohibiting natural gas connections to newly constructed homes or buildings, we could also experience a reduction in sales, which could adversely impact our results and financial condition.

Adverse weather events or natural disasters could negatively affect our local economies or disrupt our operations.

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods and to natural disasters such as earthquakes, fires and coronal mass ejections (sometimes referred to as solar flares). Weather events, in particular, may be increasing in frequency and severity due to climate change.  These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our service centers and require us to close service centers. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

From time to time, we may experience changes in our customer mix or in our product mix. We must provide the products that our customers need when they need them and provide an appropriate level of service to gain and retain customers.  If our customer experience is poor or customers require more lower-margin products from us and fewer higher-margin products, our business, results of operations and financial condition may suffer.

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

Failure to operate our business in an efficient or optimized manner can adversely impact our business.

To make a profit, we must control selling, general and administrative expense.  This requires our distribution network structure, our warehouse operations and the cost to serve customers to be diligently controlled for our Company to earn a profit after deducting the cost of goods sold from the price of the products that we sell.  We are constantly working to create a more efficient operation and will often review where our service centers and regional distribution centers are located, the transportation patterns and other operations among those centers and the needs and costs to operate our business.  Failure to operate our business in an efficient or optimized manner can adversely impact our business.

We may be unable to compete successfully with other companies in our industry.

We sell products and services in very competitive markets. In some cases, we compete with large companies with substantial resources. In other cases, we compete with smaller regional players that may increasingly be willing to provide similar products and services at lower prices. Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions could adversely affect our revenue and earnings. Competition could also cause us to lower our prices, which could reduce our margins and profitability. Furthermore, consolidation of our customers' businesses could heighten the impacts of the competition on our business. Our results of operations could also be impacted, particularly if consolidation results in competitors with stronger financial and strategic resources and greater scale in inventory and purchasing power.  We must maintain an appropriate level of inventory and provide a service quality to adequately compete.  Our failure to successfully compete and maintain a competitive strategy can adversely affect our business.

We do not have long-term contracts or agreements with many of our customers. The contracts and agreements that we do have generally do not commit our customers to any minimum purchase volume. The loss of a significant customer may have a material adverse effect on us.

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 51% of our sales for the year ended December 31, 2021. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

If we are unable to attract and retain our employees or if we lose our key personnel, we may be unable to effectively operate and manage our business or continue our growth.

Our future performance depends to a significant degree upon the continued contributions of our employees and management team and our ability to attract, hire, train and retain employees for our workforce and qualified managerial, sales and marketing personnel.  If job openings for qualified personnel exceed the available qualified labor pool in a particular location, we may experience difficulty in attracting and retaining our workforce.  We may also need to increase our offered compensation and, thus, increase our costs to attract and retain qualified employees.

We rely on our sales and marketing teams to create innovative ways to generate demand for the products we distribute. The loss or unavailability to us of any member of our management team or a key sales or marketing employee could have an adverse effect on us to the extent we are unable to timely find adequate replacements. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. We may be unsuccessful in attracting, hiring, training and retaining qualified personnel.

Adverse health events, such as a pandemic, could adversely impact our business.

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of employees or local restrictions to combat the disease. In addition, our supply chain that spans over 40 countries could be negatively impacted if our suppliers are unable to operate their business. Such an adverse health event could adversely impact our business.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenue.

The proper functioning of our information systems is critical to the successful operation of our business. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures, cyber incidents and other problems. Many of our systems utilize software as a service or operate on third party “cloud” servers.  Likewise, Company data is often stored on these servers.  If critical information systems, whether operated by the Company or a contracted third party, fail or are otherwise unavailable, our ability to operate our business could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

We are constantly upgrading and modifying our information systems and the related software and hardware.  We are also implementing new systems and technology to support and grow our business and increase efficiencies.  Finally, we must maintain a number of aging information systems for our Company to operate.  A failure to properly upgrade, modify, implement or maintain these systems and technology can have an adverse effect on our Company.

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

Cyber incidents could include (among others) the following:

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

●

E-mail or other forms of spoofing or “phishing” whereby third parties attempt to trick or induce employees to provide private information, such as passwords, social security numbers or other identifying information, to allow the third party to fraudulently attempt to invoice the Company, tricking employees into making a payment to an unauthorized party or gain access to the Company’s computer systems.

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

●

Supply chain attacks. These attacks occur when software that the Company utilizes is compromised without the Company's knowledge. Attackers may use this software to access our systems without the Company's knowledge or permission to obtain data or impede Company operations.

Customer credit risks could result in losses.

Concentration of our customers in our various industry sectors may impact our overall exposure to credit risk as customers in a sector may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In times when commodity prices are low, particularly in our upstream production sector, our customers with higher debt levels may not have the ability to pay their debts. Other customers may have specific issues regarding their ability to pay their indebtedness. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, these reserves may not be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

As of December 31, 2021, we had $468 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from acquisitions we have made over the past several years. The excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We currently conduct substantial business in countries outside of North America, and we are subject to geopolitical events and risks related to international instability. We could be materially and adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability. Examples of risks inherent in such non-North American activities include:

●	changes in the political and economic conditions in the countries in which we operate, including civil uprisings, terrorist acts, wars, civil insurrections and armed uprisings;
●	unexpected changes in regulatory requirements;
●	changes in tariffs and duties;
●	the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries;
●	fluctuations in currency exchange rates and the value of the U.S. dollar;
●	restrictions on repatriation of earnings;
●	expropriation of property without fair compensation;
●	governmental actions that result in the deprivation of contract or proprietary rights; and
●	the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in North America including export compliance and anti-bribery practices and governmental sanctions.

If we begin doing business in a foreign country in which we do not presently operate, we may also face difficulties in operations and diversion of management time in connection with establishing our business there.

Risks Related to Our Capital Structure

Our indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have indebtedness. As of December 31, 2021, we had total debt outstanding of $297 million and excess availability of $484 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on operations, business and capital flexibility.

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

Our parent company, MRC Global Inc., is a holding company and depends upon our subsidiaries for its cash flow.

Our parent company, MRC Global Inc., is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our parent company’s cash flow and its ability to meet its obligations or to pay dividends or make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to MRC Global Inc. in the form of dividends, tax sharing payments or otherwise.

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

Legal and Liability Risks

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have, and in the future, may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy, industrial gas utility sectors, which are subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

We are a defendant in lawsuits involving approximately 1,161 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption, anti-bribery and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption, anti-bribery and trade control laws and sanctions regulations.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the United Kingdom Bribery Act (the “Bribery Act”) and other laws extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ.

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

We have operations in the U.S. and in 15 other countries. Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In North America, we operate a hub and spoke model that is centered around our seven distribution centers in the U.S. and Canada with 92 service center locations which have inventory and local employees and house 13 valve and engineering service centers. Our U.S. network is comprised of 83 service center locations and six distribution centers. In Canada, we have 9 service center locations and one distribution center. We own less than 3% of our service center locations as we primarily lease these facilities. All of our distribution centers are leased.

Outside North America, we operate through a network of 21 service center locations located throughout Europe, Asia, Australasia and the Middle East, including six distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Twelve valve and engineering service centers are housed within our distribution centers and service center locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 16, 2022, are listed below.

Robert J. Saltiel, Jr., age 59, has served as our president and chief executive officer (“CEO”) and a member of our board of directors since March 2021. Prior to this, he served as president and CEO of Key Energy Services from 2018 to 2019 and of Atwood Oceanics from 2009 to 2017. Mr. Saltiel held positions of increasing leadership in strategy, operations and marketing at Transocean from 2003 to 2009. Mr. Saltiel’s prior experience includes positions at Nabors Industries, Enron Corp., McKinsey & Co. and ExxonMobil. Mr. Saltiel received a B.S. in chemical engineering from Princeton University in 1985 (magna cum laude) and an MBA from Northwestern University in 1990.

Kelly Youngblood, age 56, has served as our executive vice president and chief financial officer since March 2020 and executive vice president since November 2019. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a CPA and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 59, has served as our executive vice president – corporate affairs, general counsel, and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s legal, risk and compliance, cyber security, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Board. From 2012 until 2021, he served as chief human resources officer. Mr. Churay joined the Company in August 2011 as executive vice president and general counsel. Mr. Churay's prior experience includes positions at Rex Energy, YRC Worldwide, Inc., Baker Hughes and Norton Rose Fulbright. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center.

Grant Bates, age 50, is our senior vice president of North America operations and e-commerce since July 2021. Before that he served as senior vice president of strategy, corporate development and e-commerce since April 2020. Prior to that he served as senior vice president of operations, International and Canada, and operational excellence. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served in various roles with the Company and one of its predecessors. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

Steve Smith, age 54, is our senior vice president of international operations. Prior to that he served as vice president of Europe, Middle East and Africa and has held multiple sales and operations leadership roles at MRC Global and one of its predecessors.

Rance Long, age 53, serves as our senior vice president of sales and marketing. Most recently he served as our vice president business development, midstream pipeline & gas utilities since 2013. Prior to this role, he served as vice president of line pipe and was responsible for all line pipe sales in the US. He joined MRC Global as part of the acquisition of LaBarge Pipe and Steel in 2008. Mr. Long holds a bachelor’s degree in construction from Southern Illinois University Edwardsville.

Jack McCarthy, age 56, currently serves as our senior vice president of supply chain. Most recently, he served as our vice president of supply chain and technical sales. Prior to that role, Mr. McCarthy served as vice president of carbon steel pipe, fittings, flanges and VAMI supply chain management where he led our line pipe team since 2011 with responsibilities for our carbon steel fittings and flanges being added in 2016. Prior to joining MRC Global with the acquisition of LaBarge Pipe and Steel in 2005, he held roles in business development, sales and sales management in the industrial distribution industry for 17 years. Mr. McCarthy is a graduate of the University of Illinois at Urbana-Champaign and is a former vice president and board member of the National Association of Steel Pipe Distributors.

Malcolm O'Neal, age 48, serves as our senior vice president of human resources. Mr. O'Neal served as BJ Services’ vice president, human resources & administration since 2017. Mr. O'Neal previously held senior management positions including North American HR vice president of Schindler Elevator Company since 2015 and positions at Ascend Performance Materials, Tyco International, Dupont, Wyeth and Milliken. Mr. O'Neal holds a B.S. in chemistry from Clemson University, an MS in human resource development from Clemson University and an MBA from Penn State University.

Gillian Anderson, age 36, serves as our vice president and chief accounting officer. Prior to that role, she held various positions with Ernst & Young LLP, including audit senior manager. Ms. Anderson is a CPA and a chartered accountant through the Institute of Chartered Accountants of Scotland. She holds an MA in accountancy and finance (with honors) from the University of Aberdeen (Scotland).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 9, 2022, there were 125 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our board of directors has not declared any dividends on common stock during 2021 or 2020 and currently has no intention to declare any dividends on common stock.

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

Issuer Purchases of Securities

None.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Philadelphia Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2016, in MRC Global Inc., the S&P 500 Index and the Philadelphia Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

Comparison of Cumulative Total Return

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A (17-CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6.	SELECTED FINANCIAL DATA

Reserved.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the energy, industrial and gas utilities industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	a decline in demand for certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

●	inability to attract and retain our employees or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act; and
●	risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the leading global distributor of pipe, valves, and fittings ("PVF") and other infrastructure products and services to diversified energy, industrial and gas utility end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With over 100 years of history, our over 2,600 employees serve approximately 10,000 customers through approximately 210 service locations including regional distribution centers, service centers, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for customers by satisfying the most complex, multi- site needs of many of the largest companies in the energy, industrial and gas utilities sectors as their primary PVF supplier. We believe the critical role we play in our customers' supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 25 years with our 25 largest customers.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other oilfield and industrial supplies to energy, industrial and gas utility customers globally. Our business is, therefore, dependent upon both the current conditions and future prospects in these industries and, in particular, maintenance and expansionary operating and capital expenditures by our customers in each of our sectors. The outlook for PVF spending is influenced by numerous factors, including the following:

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

●

Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon oil and natural gas participants to make maintenance and capital expenditures to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels and offshore wind.

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

Recent Trends and Outlook

We have made significant strides in increasing the diversification of our end markets over the last few years supporting our customers in the gas utilities sector and traditional energy markets, along with other industrial end markets and the rapidly evolving energy transition. For the year ended 2021, 67% of our revenue was derived from our gas utility and downstream, industrial and energy transition ("DIET") sectors, with the remainder in the upstream production and midstream pipeline sectors.

Gas Utilities

Our gas utility business had the most significant contribution to our revenue improvement in 2021 generating $1 billion in revenue, an increase of 21% compared to 2020. This continues to be our largest sector, making up 38% of our total company revenue in 2021. This business, which is largely independent of oil and gas commodity prices, was initially impacted by certain customer activity delays due to COVID-19 concerns but did not experience any material budget cuts or project cancellations. This sector is expected to have continued growth in 2022 due to increased activity levels resulting from integrity upgrade programs as well as new home construction. We currently have contracts with nine of the top ten U.S. gas utility companies, based on meter count. A recent analyst report estimates a low double-digit increase in the capital expenditures of gas utilities for the 3-year forward period of 2021-2023 as compared to the proceeding 3-year period of 2018-2020. Other recent research analyst projections indicate a similar double-digit increase in capital expenditures for our largest gas utility customers in 2022 compared to 2021.

Our gas utilities customers execute multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2020, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 38% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Notwithstanding that certain states and cities are imposing bans on new natural gas connections in certain new homes and buildings, the growth in housing continues to be supportive of growth in our business as the housing market has been robust, with new housing starts increasing by 15% in 2021 over 2020. The compound annual growth rate since 2010 for this sector is 11% and based on the secular drivers underlying our customers’ businesses, we expect this area of our business to continue to have steady growth for the foreseeable future.

Downstream, Industrial and Energy Transition (DIET)

DIET, our second largest sector, generated 29% of our total company revenue for 2021. Although DIET revenue declined marginally compared to 2020, we have seen meaningful improvements in activity levels as impacts from COVID-19 on maintenance, repair and operations (MRO) and upgrade projects have moderated. This business has historically been less volatile than the upstream and midstream pipeline sectors as it is less commodity price dependent. The revenue allocation is generally evenly split between chemicals, refining and other industrial markets with a relatively stable installed base of facilities and as such, this sector is more weighted to MRO and turnaround project activity. This sector is expected to have growth in 2022 due to increased customer activity levels related to MRO, project turnaround activity and new energy transition related projects, which we began including in this sector’s reporting in the third quarter of 2021.

Recent forecast projections by Industrial Info Resources (IIR) show expected spending, both MRO and projects, for chemical processing companies to increase low double digits in 2022 over 2021. Chemical companies benefit from the low cost, secure feedstock sources, such as that in the U.S. and have invested in building new facilities in recent years and are expected to build others in the future, which will provide us with new opportunities. We created a Downstream Center of Excellence to re-focus our efforts on improving market penetration in this sub-sector and capture more new projects as they are sanctioned. Global GDP is a driver of growth for the chemicals sector, which is expected to expand by 4.4% in 2022 according to the American Chemistry Council. As demand for plastics and other chemicals continues to rise with population growth and improving GDP, our global chemicals business will also continue to grow.

IIR also forecasts petroleum refining spending, both MRO and projects, to increase double digits, in 2022 over 2021. Analysts’ estimates indicate our largest customers intend to increase spending strong double digits in 2022 over 2021. We serve some of the largest refiners in the U.S. and their related infrastructure is aging and requires consistent maintenance with scheduled and unscheduled turnarounds. During the heights of the pandemic, refining utilization declined significantly and much of the scheduled turnarounds were delayed. We started to see improvement in our refining business in the latter part of 2021 as customers increased activity related to necessary turnarounds.  However, increased turnaround activity for our customer base is expected in 2022, based on IIR estimates.

While the energy transition portion of our business is relatively small today, the energy transition movement is in early stages of development, and we expect it to grow over the next several years. The outlook for energy transition projects in the coming years is robust, as growing momentum and pressure to decarbonize the economy rises. The regulatory regime in many countries is also pushing this effort with recent regulations such as the EU’s carbon neutrality mandate, among many others. Also, many of our customers have made commitments to net zero emissions and to improve their ESG profile. Our customer base is one of the primary leaders in the energy transition movement and are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind electric generation as well as longer-term efforts such as carbon capture and storage, and hydrogen. These projects will require substantially the same products we currently provide today to these customers. We also sell low-emission valves, which represent 94% of the valves we sell currently. We are well-positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Upstream Production and Midstream Pipeline

The upstream production and midstream pipeline sectors of our business are the most cyclical in nature; however, in 2021 these sectors represented only about a third of our company revenues. In 2020, demand for oil and natural gas declined sharply because of the COVID-19 pandemic. This resulted in lower commodity prices, which, in turn, led to a significant decline in oil and gas industry spending, which had a material impact to both the upstream production and midstream pipeline components of our business. However, we have experienced an improvement in the demand for oil and natural gas as the roll out of the COVID-19 vaccinations gradually improved around the globe and pandemic restrictions eased. The increasing optimism related to demand recovery has led to higher commodity prices, which is typically positive for our business. Although demand levels remain below pre-pandemic levels, there continues to be growing confidence of returning to 2019 demand levels as soon as the end of 2022. Demand recovery could still possibly slow or pause as a result of additional waves of pandemic outbreak or heightened pandemic control measures. Over the longer term, we could also experience a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact.

Notwithstanding the ongoing uncertainty, our 2021 revenue recovered from the low point in the fourth quarter of 2020. Revenue in the second half of 2021 trended approximately 17% higher than the second half of 2020 run rate. We are expecting continued growth in all our sectors in 2022. Recent spending plan estimates by sell-side research analysts indicate U.S. upstream spending in 2022 will experience double-digit growth compared to 2021. However, the percentage increases can vary significantly by customer. We expect oil and gas exploration and production operators, particularly the larger public operators that typically represent a significant portion of our upstream revenue to have a continued focus on capital discipline. Additionally, analysts are projecting that North America upstream capital spending in 2022 will be more heavily weighted to drilling activity instead of completions activity. Completions are correlated more closely to our upstream revenues. Furthermore, since the U.S. rig count bottomed in the second quarter of 2020, private operators, who historically have represented a smaller portion of our upstream revenue, have driven the majority of the rig count. As such, our company upstream revenue may trend lower compared to projected market improvements in the U.S. upstream spending estimates.

Longer Term Outlook

In January 2021, the U.S. President took office and a new U.S. Congress was seated. Both have publicly stated a desire to support alternative energy sources such as solar, wind and “green” hydrogen, reduce U.S. emissions of greenhouse gases and generally address climate change. To that end, the new administration has implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. It has also announced an aggressive policy agenda to change the tax system, increase corporate and other income taxes, modify the relationships between the United States and other countries and make changes that reverse actions taken by the prior President. Congress has made proposals to increase U.S. federal government spending significantly on infrastructure and programs to address climate change and to add new taxes to help pay for these proposals. In November 2021, Congress passed, and the President signed into law, H.R. 3684, the "Infrastructure Investment and Jobs Act", the first of these proposals. This act is primarily focused on providing funding for upgrading roads, bridges, public transit, railways, broadband infrastructure and clean water projects. We do not expect this act to have a material impact on our business. As of the date of this filing, other proposals have not yet been enacted. Until specific laws are passed, executive actions are taken, or federal regulatory action is enacted, it is unclear what impact these policies will have on our business. However, we play a critical role in supporting economic growth, particularly in developing countries, and we believe that oil and gas demand will continue to be significant in the coming decades. We are also well-positioned to benefit from increases in new decarbonization infrastructure such as carbon capture, CO2 and hydrogen pipelines as well as offshore wind electric generation.

We play a critical role in supporting our customers and the energy industry throughout the cycles. The U.S. Energy Information Administration's ("EIA") Reference Case published in it's International Energy Outlook 2021 that by 2050 world energy consumption will increase by nearly 50% between 2020 and 2050. Additionally, the EIA projects in its Reference Case renewable energy consumption to grow 15% in 2020 and to 27% in 2050 and natural gas consumption to grow by 31% between 2022 and 2050. This would require an increase in oil and gas to meet the rise in demand from current levels, which would continue to provide a robust market for our existing goods and services. Furthermore, our largest customers are among the leading investors in renewable energy technology. As they further rebalance their capital investment from traditional, carbon-based energy to alternative sources, we expect to continue to supply them and enhance our product and service offering as needed to support their changing requirements.

Supply Chain

As a distribution business, we have also closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. Lead-times for purchases of certain products have extended substantially over the last few quarters and we expect continued disruptions related to both lead-times and logistics for the foreseeable future. We have not experienced significant delays by transportation providers, but we are experiencing significant increases in transportation costs as the economies of the U.S. and other countries recover from the COVID-19 pandemic. Our inventory position has allowed us to continue supply to most customers with little interruption. In those instances where there is interruption, we work with our customers to limit the impacts on their business and maintain an ongoing dialogue regarding the status of impacted orders. We also continue to monitor the current constrained labor market and related costs.

We have experienced significant inflation this year for certain product categories, especially in carbon steel pipe. Although inflation causes the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the high volume of our purchases to achieve market competitive pricing and preferential allocations of limited supplies. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur. The imposition and removal of tariffs and quotas also impact pricing on imported product or product components. To the extent further pricing fluctuations impact our products, the impact on our revenue and cost of goods sold, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility.

COVID-19 Pandemic

We continue to have measures in place to safeguard the health and welfare of our employees, including (among other things) social distancing measures while at work, certain screening, providing personal protection equipment such as face masks and hand sanitizer and providing "deep" cleaning services at Company facilities. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with potentially infected employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis. As various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

Backlog

We determine backlog by the amount of unshipped customer orders, either specific or general in nature, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2021	2020	2019
U.S.	$350	$193	$301
Canada	35	13	34
International	135	134	174
	$520	$340	$509

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table sets forth key industry indicators for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Average Rig Count (1):
United States	478	433	943
Canada	132	89	134
Total North America	610	522	1,077
International	755	825	1,098
Total Worldwide	1,365	1,347	2,175

Average Commodity Prices (2):
WTI crude oil (per barrel)	$68.14	$39.16	$56.98
Brent crude oil (per barrel)	$70.86	$41.96	$64.28
Natural gas ($/MMBtu)	$3.89	$2.03	$2.56

Average Monthly U.S. Well Permits (3)	2,220	1,614	4,494
U.S. Wells Completed (2)	9,810	7,387	13,882
3:2:1 Crack Spread (4)	$19.42	$11.29	$18.23

(1)	Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3)	Source-Evercore ISI Research
(4)	Source-Bloomberg

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

The breakdown of our sales by sector for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	Year Ended December 31,
	2021		2020		2019
Gas utilities	$1,008	38%	$832	33%	$857	24%
Downstream, industrial & energy transition	783	29%	786	31%	$1,105	30%
Upstream production	542	20%	600	23%	1,107	30%
Midstream pipeline	333	13%	342	13%	593	16%
	$2,666	100%	$2,560	100%	$3,662	100%

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the years ended December 31, 2021 and 2020, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Sales:
U.S.	$2,178	$2,023	$155	8%
Canada	132	128	4	3%
International	356	409	(53)	(13)%
Consolidated	$2,666	$2,560	$106	4%

Operating income (loss):
U.S.	$(3)	$(207)	$204	(99)%
Canada	—	(6)	6	(100)%
International	10	(47)	57	(121)%
Consolidated	7	(260)	267	(103)%

Interest expense	(23)	(28)	5	(18)%
Other income	2	5	(3)	(60)%
Income tax benefit (expense)	—	9	(9)	(100)%
Net (loss) income	(14)	(274)	260	(95)%
Series A preferred stock dividends	24	24	—	0%
Net (loss) income attributable to common stockholders	$(38)	$(298)	$260	(87)%

Gross Profit	$417	$431	$(14)	(3)%
Adjusted Gross Profit (1)	$537	$504	$33	7%
Adjusted EBITDA (1)	$146	$97	$49	51%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 33-35 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $2,666 million for the year ended December 31, 2021 as compared to $2,560 million for the year ended December 31, 2020. The $106 million, or 4%, increase included a $30 million favorable impact from the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales increased $155 million to $2,178 million for 2021 from $2,023 million for 2020. This 8% increase reflected a $174 million increase in the gas utilities sector, a $6 million decrease in the DIET sector, a $8 million decrease in the upstream production sector and a $5 million decrease in the midstream pipeline sector. The increase in gas utilities was driven by a new customer contract, pent-up demand from pandemic restriction project delays and infrastructure improvement projects. The remaining sectors declined largely due to the decline in activity during the pandemic, which impacted the first half of 2021.

Canadian Segment—Our Canadian sales increased $4 million to $132 million for 2021 from $128 million for 2020. This 3% increase reflected a $5 million increase in the DIET sector, a $2 million increase in gas utilities, a $1 million decrease in the upstream production sector and a $2 million decrease in the midstream pipeline sector. The increase in the DIET sector and gas utilities was due to projects previously delayed being resumed. The strengthening of the Canadian dollar relative to the U.S. dollar favorably impacted sales by $9 million, or 6%.

International Segment—Our International sales decreased $53 million to $356 million for 2021 from $409 million for 2020. The 13% decrease is primarily driven by non-recurring projects predominantly in the upstream production sector. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $21 million, or 6%.

Gross Profit. Our gross profit was $417 million (15.6% of sales) for the year ended December 31, 2021 as compared to $431 million (16.8% of sales) for the year ended December 31, 2020. The $14 million decrease was primarily attributable to charges associated with our last-in first-out ("LIFO") inventory costing methodology offset by increased sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $77 million in 2021 compared to a $19 million decrease in cost of sales in 2020.

Adjusted Gross Profit. Adjusted Gross Profit increased to $537 million (20.1% of sales) for 2021 from $504 million (19.7% of sales) for 2020, an increase of $33 million. The increase was primarily due to improved margins on our line pipe and gas product sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2021	of Revenue	2020	of Revenue
Gross profit, as reported	$417	15.6%	$431	16.8%
Depreciation and amortization	19	0.7%	20	0.8%
Amortization of intangibles	24	0.9%	26	1.0%
Increase (decrease) in LIFO reserve	77	2.9%	(19)	(0.7)%
Inventory-related charges	—	0.0%	46	1.8%
Adjusted Gross Profit	$537	20.1%	$504	19.7%

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our service center and corporate operations are included in SG&A. Also contained in this category are certain items that are non-operational in nature, including certain costs of acquiring and integrating other businesses. Our SG&A expenses were $410 million (15.4% of sales) for the year ended December 31, 2021 as compared to $449 million (17.5% of sales) for the year ended December 31, 2020. The $39 million decrease in SG&A was driven by effective cost management of employee-related costs, including incentives and benefits. Additionally, we incurred $1 million of severance and restructuring charges and $2 million of charges associated to an employee separation in 2021 as compared to $14 million of expenses associated with facilities closures and $14 million of severance and restructuring charges in 2020. 2020 SG&A was reduced by a $2 million recovery of supplier bad debt. Excluding the impact of these charges, SG&A decreased $16 million. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted SG&A by $6 million.

Operating Income (Loss). Operating income was $7 million for the year ended December 31, 2021, as compared to operating loss of $260 million for the year ended December 31, 2020, an increase of $267 million.

U.S. Segment—Our U.S. segment had an operating loss of $3 million for 2021 as compared to an operating loss of $207 million for 2020. The $204 million operating loss decrease was due to 2020 charges of $202 million of goodwill and intangible asset impairments, $28 million of inventory-related charges, $8 million of severance costs, and $3 million of costs associated with facility closures. Excluding these charges, operating income decreased $37 million from 2020, which is primarily due to the charges associated with LIFO.

Canadian Segment—Our Canadian segment had an operating loss of $0 million for 2021 as compared to an operating loss of  $6 million for 2020. The $6 million improvement in operating loss was primarily a result of $2 million of inventory-related charges, $1 million of severance costs, and $1 million of costs associated with facility closures in 2020.

International Segment—Our International segment had operating income of $10 million for 2021 as compared to operating loss of $47 million in 2020. The $57 million improvement in operating income was primarily attributable to certain unusual charges in 2020. These included $40 million of goodwill impairment charges, $16 million of inventory-related charges, $5 million of severance and $10 million of cost associated with facility closures. Excluding these charges, operating income decreased $14 million from 2020, which is primarily due to the reduced levels of sales activity.

Interest Expense. Our interest expense was $23 million for the year ended December 31, 2021 as compared to $28 million for the year ended December 31, 2020. The decrease in interest expense was attributable to lower average debt levels in 2021 as compared to 2020.

Other, net. Our other income was $2 million for the year ended December 31, 2021 as compared to income of $5 million for the year ended December 31, 2020. Other income for 2020 included a $5 million gain from a sale leaseback transaction.

Income Tax (Benefit) Expense. Our income tax benefit was $0 million for the year ended December 31, 2021, as compared to a benefit of $9 million for the year ended December 31, 2020. Our effective tax rates were 0% and 3% for the years ended December 31, 2021 and 2020, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes and differing foreign income tax rates. The lower effective tax rate for 2021 was lower primarily due to tax expense in a foreign jurisdication related to a provision for valuation allowances on certain deferred tax assets.

Net (Loss) Income. Our net loss was $14 million for the year ended December 31, 2021 as compared to net loss of $274 million for the year ended December 31, 2020, an increase of $260 million due to the goodwill and intangible asset impairments and inventory-related charges described above.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $146 million for the year ended December 31, 2021, as compared to $97 million for the year ended December 31, 2020. Our Adjusted EBITDA increased $49 million over that period primarily due to the increase in sales and effective cost management.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2021	2020
Net loss	$(14)	$(274)
Income tax expense	—	(9)
Interest expense	23	28
Depreciation and amortization	19	20
Amortization of intangibles	24	26
Goodwill and intangible asset impairment	—	242
Inventory-related charges	—	46
Facility closures	1	17
Severance and restructuring	1	14
Employee separation	1	—
Increase (decrease) in LIFO reserve	77	(19)
Equity-based compensation expense	12	12
Gain on early extinguishment of debt	—	(1)
Recovery of supplier bad debt and supplier bad debt	—	(2)
Gain on sale leaseback	—	(5)
Foreign currency losses	2	2
Adjusted EBITDA	$146	$97

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For discussion and analysis of fiscal year 2020 compared to fiscal year 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 12, 2021 and is incorporated herein by reference.

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$56	$261
Investing activities	(7)	19
Financing activities	(118)	(195)
Net cash (used) provided:	$(69)	$85

Operating Activities

Net cash provided by operating activities was $56 million in 2021 compared to $261 million provided by operating activities in 2020. The change in operating cash flows was primarily the result of an increase in working capital as a result of inventory purchases and other expenses to support growing market activity, as compared to a reduction in working capital in 2020 as a result of reduced market activity.

Investing Activities

Net cash used in investing activities was $7 million in 2021 compared to $19 million provided in 2020. In 2020, we completed sale leaseback transactions involving four of our locations which generated net proceeds of $29 million. Purchases of property, plant and equipment utilized cash of $10 million and $11 million in 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities was $118 million in 2021, compared to net cash used in financing activities of $195 million in 2020. In 2021, we made a payment of $86 million on our Term Loan as a result of excess cash flow generation in 2020 as well as $1 million mandatory principal payment. Net payments on our Global ABL Facility totaled $0 million in 2021 compared to $161 million in 2020. We used $24 million to fund dividends on our preferred stock in each of 2021 and 2020.

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility. As of December 31, 2021, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $297 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, in April 2021 we made a payment of $86 million as a result of excess cash flow generation in 2020. Based on our senior secured leverage ratio at the end of 2021, we will not be required to make an excess cash flow payment for 2021 in 2022.

In September 2021, we amended and renewed our Global ABL Facility. The Global ABL Facility now matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of December 31, 2021, we had no borrowings outstanding and $484 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2021, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $532 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2021 and 2020, we had cash and cash equivalents of $48 million and $119 million, respectively. As of December 31, 2021 and 2020, $38 million and $57 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2021, we repatriated $7 million of cash from our Canadian subsidiaries.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2021 and, based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR when LIBOR is discontinued or replaced.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2021 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2022	2023-2024	2025-2026	5 Years
Long-term debt (1)	$297	$2	$295	$—	—
Interest payments (2)	44	12	24	8	—
Operating leases	330	38	62	42	188
Purchase obligations (3)	867	867	—	—	—
Foreign exchange forward contracts	—	—	—	—	—
Other long-term liabilities	32	—	—	—	32
Total	$1,570	$919	$381	$50	$220

(1)	Long-term debt is based on debt outstanding at December 31, 2021.
(2)	Interest payments are based on interest rates in effect at December 31, 2021 and assume contractual amortization payments.
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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $19 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2021. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2021, we are a named defendant in approximately 596 lawsuits involving approximately 1,161 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 17—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2021.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as SEC rules and regulations define that term.

Critical Accounting Policies and Estimates

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $118 million and $145 million at December 31, 2021 and 2020, respectively, were valued at the lower of weighted-average cost or estimated net realizable value.

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

Goodwill and Intangible Assets: We record goodwill and intangible assets in conjunction with acquisitions that we make. These assets comprise 28% of our total assets as of December 31, 2021. We record goodwill as the excess of cost over the fair value of net assets that we acquire. We record intangible assets at fair value at the date of acquisition and amortize the value of intangible assets over the assets’ estimated useful lives unless we determine that an asset has an indefinite life. We make significant judgments and estimates in both calculating the fair value of these assets and determining their estimated useful lives. The carrying values of our goodwill and intangible assets, by reporting unit, were as follows as of December 31, 2021 (in millions):

	U.S.	Canada	International	Total
Customer base intangibles	$92	$—	$5	$97
Indefinite lived trade name	107	—	—	107
Goodwill	264	—	—	264

Impairment of Long-Lived Assets:

Our long-lived assets consist primarily of:

●	customer base intangibles; and
●	property, plant and equipment.

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

Although we determined there were no impairments of long-lived assets in 2021 and 2020, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2021 was $91 million, or 5% of total assets. This amount was comprised of $81 million, $1 million and $9 million in our U.S., Canada and International segments, respectively. We group property, plant and equipment and evaluate it for recoverability at a country or regional level. We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information. In 2021, no indicators of property, plant and equipment impairment were present. Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets: We assess goodwill and intangible assets with indefinite useful lives for impairment annually, as of October 1st each year, or more frequently if events and circumstances indicate that impairment may exist. We evaluate goodwill for impairment at the reporting unit level. Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each segment.

In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units and our U.S. indefinite-lived tradename were lower than their carrying values. Accordingly, we completed an interim impairment test as of April 30, 2020 and recognized impairment charges of $217 million for goodwill, comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit, and $25 million for our indefinite-lived intangible asset. Subsequent to these impairments, we only have goodwill recorded in our U.S. reporting unit and U.S. tradename is our only indefinite-lived intangible asset.

In connection with our annual goodwill and indefinite-lived tradename impairment tests as of October 1, 2021, and 2020, we performed a qualitative assessment of the carrying value of the goodwill for our U.S. reporting unit and U.S. indefinite-lived tradename asset. This assessment took into consideration changes in the broader economy, our industry and our business since the interim quantitative impairment tests completed as of April 30, 2020. Based on our assessment, we concluded there was no additional impairment of our goodwill or U.S. tradename.

When we perform a quantitative goodwill impairment test, we compare the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. To the extent the carrying value of a reporting unit is greater than its estimated fair value, a goodwill impairment charge is recorded for the difference, up to the carrying value of goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses to determine the fair value of a reporting unit. Each of these methods involves Level 3 unobservable market inputs and require us to make certain assumptions and estimates regarding:

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

When we perform a quantitative impairment test for intangible assets with indefinite useful lives, we compare the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, we recognize impairment losses in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. Utilizing these valuation methods, we make certain assumptions and estimates regarding:

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

Interest Rate Risk

As of December 31, 2021, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days. We are currently party to a $250 million interest rate swap to fix a portion of our variable rate exposure that matures in March 2023.

As of December 31, 2021, a 1% increase in the LIBOR rate would result in an increase in our interest expense of less than $1 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. Gains and losses incurred in the years ended December 31, 2021, and 2020 were not material.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2021 and has concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held in 2022 (“Proxy Statement”), which information is incorporated by reference herein.

Information required by Item 405 of Regulation S-K to the extent required, will be included, if applicable, under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement, which information is incorporated by reference herein.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2021,” “Grants of Plan-Based Awards in Fiscal Year 2021,” “Outstanding Equity Awards at 2021 Fiscal Year-End,” “Option Exercises and Stock Vested During 2021,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	4,188,770	$17.10	—

Equity compensation plans not approved by security holders	None	N/A	None
Total	4,188,770	$17.10	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy”, "PROPOSAL I: ELECTION OF DIRECTORS - 'Knowledge, Skills and Experience of Nominees Plus our Designated Director' and 'Certain Information Regarding Nominees' and “Director Independence” in our Proxy Statement, which information is incorporated by reference herein.

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

10.1

Fourth Amended and Restated Loan, Security and Guarantee Agreement, dated as of September 3, 2021, among MRC Global (US) Inc., Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Global Management Company, MRC Global Services Company LLC, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Global (Belgium) NV, as Belgian Borrower, MRC Global (Canada) Ltd, as Canadian Borrower, MRC Global (Netherlands) B.V., as Dutch Borrower, MRC Global Norway AS, as Norwegian Borrower, MRC Global (UK) Limited, as UK Borrower, the other borrowers from time to time party thereto, certain financial institutions as lenders and Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 9, 2021, File No. 001-35479).

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

10.2.8

Notice of Amendment and Confirmation of Intercreditor Agreement, dated September 3, 2021, by and between Bank of America, N.A., in its capacity as administrative agent and collateral agent for the Revolving Credit Lenders under the Revolving Credit Agreement, U.S. Bank National Association, in its capacity as collateral trustee for the Term Secured Parties, the Additional Term Secured Parties, if any, and the Subordinated Lien Secured Parties, if any, MRC Global Inc. and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 9, 2021, File No. 001-35479).

10.3†

Employment Agreement, dated as of March 8, 2021, between MRC Global Inc. and Robert James Saltiel, Jr. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on March 9, 2021, File No. 001-35479).

10.4†	Employment Agreement, dated as of May 16, 2013, between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 17, 2013, File No. 001-35479).

10.4.1†

First Amendment to Employment Agreement between MRC Global Inc. and Andrew R. Lane. (Incorporated by reference to Exhibit 10.4.2 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on February 17, 2017, File No. 001-35479).

10.4.2†

Second Amendment to Employment Agreement, dated as of October 29, 2019, between MRC Global Inc. and Andrew R. Lane (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on October 30, 2019, File No. 001-35479).

10.4.3†	Third Amendment to Employment Agreement, dated as of May 27, 2020, between MRC Global Inc. and Andrew R. Lane (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 28, 2020, File No. 001-35479).

Exhibit Number	Description

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

10.8.8†

Form of MRC Global Inc. Performance Share Unit Award Agreement. (Incorporated by reference to Exhibit 10.8.8 to Form 10-K of MRC Global Inc. for the year ended December 31, 2020, filed with the SEC on February 12, 2021, File No. 001-35479).

10.8.9†*	Form of MRC Global Inc. Restricted Stock Unit Award Agreement.

10.8.10	Form of MRC Global Inc. Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 99.1 to Form 8-K of MRC Global Inc. dated February 11, 2022).

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

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (“IXBRL”): (i) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve-month periods ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ Robert J. Saltiel, Jr.
Robert J. Saltiel, Jr. President and Chief Executive Officer

Date: February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Saltiel, Jr.	President and Chief Executive Officer	February 16, 2022
Robert J. Saltiel, Jr.	(principal executive officer)

/s/ Kelly Youngblood	Executive Vice President and Chief Financial Officer	February 16, 2022
Kelly Youngblood	(principal financial officer)

/s/ Gillian Anderson	Vice President and Chief Accounting Officer	February 16, 2022
Gillian Anderson	(principal accounting officer)

/s/ Rhys J. Best	Chairman	February 16, 2022
Rhys J. Best

/s/ Deborah G. Adams	Director	February 16, 2022
Deborah G. Adams

/s/ Leonard M. Anthony	Director	February 16, 2022
Leonard M. Anthony

/s/ Henry Cornell	Director	February 16, 2022
Henry Cornell

/s/ George J. Damiris	Director	February 16, 2022
George J. Damiris

/s/ Barbara J. Duganier	Director	February 16, 2022
Barbara J. Duganier

/s/ Ronald L. Jadin	Director	February 16, 2022
Ronald L. Jadin

/s/ Dr. Cornelis Adrianus Linse	Director	February 16, 2022
Dr. Cornelis Adrianus Linse

/s/ Robert L. Wood	Director	February 16, 2022
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting is included in this Form 10-K.

/s/ ROBERT J. SALTIEL, JR.
Robert J. Saltiel, Jr. President and Chief Executive Officer

/s/ KELLY YOUNGBLOOD
Kelly Youngblood Executive Vice President and Chief Financial Officer

Houston, Texas

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company, and our report dated February 16, 2022, expressed an unqualified opinion thereon.

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

February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 16, 2022, expressed an unqualified opinion thereon.

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

Inventory valuation

Description of the Matter

At December 31, 2021 the Company’s inventory balance was $453 million, of which $335 million was held in the U.S. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s U.S. inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains its inventory accounting records on a weighted-average cost basis and adjusts U.S. inventory and cost of goods sold from weighted-average cost to LIFO at period end.

Auditing the adjustment of U.S. inventory and cost of goods sold from weighted-average cost to LIFO was complex due to the use of multiple inflation indices across various product categories within the Company's U.S. inventory balance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to adjust U.S. inventory and cost of goods sold from weighted-average cost to LIFO.

To test the LIFO inventory balance, we performed audit procedures that included, among others, assessing methodologies and testing the underlying data used to adjust the weighted-average cost inventory balances to LIFO. We also tested the mathematical accuracy of the Company’s calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 16, 2022

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

(in millions, except shares)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$48	$119
Accounts receivable, net	379	319
Inventories, net	453	509
Other current assets	19	19
Total current assets	899	966

Long-term assets:
Operating lease assets	191	200
Property, plant and equipment, net	91	103
Other assets	22	19

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	204	229
	$1,671	$1,781

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$321	$264
Accrued expenses and other current liabilities	80	94
Operating lease liabilities	33	37
Current portion of long-term debt	2	4
Total current liabilities	436	399

Long-term obligations:
Long-term debt, net	295	379
Operating lease liabilities	177	187
Deferred income taxes	53	70
Other liabilities	32	41

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 107,284,171 and 106,315,296 issued, respectively	1	1
Additional paid-in capital	1,747	1,739
Retained deficit	(819)	(781)
Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(231)	(234)
	323	350
	$1,671	$1,781

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales	$2,666	$2,560	$3,662
Cost of sales	2,249	2,129	3,009
Gross profit	417	431	653

Selling, general and administrative expenses	410	449	550
Goodwill and intangible asset impairment	—	242	—
Operating income (loss)	7	(260)	103

Other (expense) income:
Interest expense	(23)	(28)	(40)
Other, net	2	5	3

(Loss) income before income taxes	(14)	(283)	66
Income tax expense (benefit)	—	(9)	27
Net (loss) income	(14)	(274)	39
Series A preferred stock dividends	24	24	24
Net (loss) income attributable to common stockholders	$(38)	$(298)	$15

Basic (loss) earnings per common share	$(0.46)	$(3.63)	$0.18
Diluted (loss) earnings per common share	$(0.46)	$(3.63)	$0.18
Weighted-average common shares, basic	82.5	82.0	83.0
Weighted-average common shares, diluted	82.5	82.0	83.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(14)	$(274)	$39

Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	2	5
Hedge accounting adjustments, net of tax	6	(4)	(5)
Total other comprehensive income (loss), net of tax	3	(2)	—
Comprehensive (loss) income	$(11)	$(276)	$39

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2018	105	1	1,721	(498)	(19)	(300)	(232)	692
Net income	—	—	—	39	—	—	—	39
Foreign currency translation	—	—	—	—	—	—	5	5
Hedge accounting adjustments	—	—	—	—	—	—	(5)	(5)
Shares withheld for taxes	—	—	(6)	—	—	—	—	(6)
Equity-based compensation expense	1	—	16	—	—	—	—	16
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)
Purchase of common stock	—	—	—	—	(5)	(75)	—	(75)

Balance at December 31, 2019	106	1	1,731	(483)	(24)	(375)	(232)	642
Net loss	—	—	—	(274)	—	—	—	(274)
Foreign currency translation	—	—	—	—	—	—	2	2
Hedge accounting adjustments	—	—	—	—	—	—	(4)	(4)
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2020	106	1	1,739	(781)	(24)	(375)	(234)	350
Net loss	—	—	—	(14)	—	—	—	(14)
Foreign currency translation	—	—	—	—	—	—	(3)	(3)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net (loss) income	$(14)	$(274)	$39
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19	20	21
Amortization of intangibles	24	26	42
Equity-based compensation expense	12	12	16
Deferred income tax benefit	(15)	(21)	(5)
Amortization of debt issuance costs	2	1	1
Increase (decrease) in LIFO reserve	77	(19)	(2)
Goodwill and intangible asset impairment	—	242	—
Lease impairment and abandonment	—	14	—
Inventory-related charges	—	46	5
Provision for credit losses	(1)	2	2
Gain on sale leaseback	—	(5)	—
Other non-cash items	—	(3)	5
Changes in operating assets and liabilities:
Accounts receivable	(61)	141	127
Inventories	(27)	173	95
Other current assets	(2)	7	10
Accounts payable	60	(98)	(79)
Accrued expenses and other current liabilities	(18)	(3)	(35)
Net cash provided by operations	56	261	242

Investing activities
Purchases of property, plant and equipment	(10)	(11)	(18)
Proceeds from the disposition of property, plant and equipment	3	30	1
Other investing activities	—	—	1
Net cash (used in) provided by investing activities	(7)	19	(16)

Financing activities
Payments on revolving credit facilities	(389)	(819)	(1,145)
Proceeds from revolving credit facilities	389	658	1,016
Payments on long-term obligations	(87)	(6)	(4)
Debt issuance costs paid	(3)	—	—
Purchases of common stock	—	—	(75)
Dividends paid on preferred stock	(24)	(24)	(24)
Repurchases of shares to satisfy tax withholdings	(4)	(4)	(6)
Net cash used in financing activities	(118)	(195)	(238)

(Decrease) increase in cash	(69)	85	(12)
Effect of foreign exchange rate on cash	(2)	2	1
Cash beginning of year	119	32	43
Cash end of year	$48	$119	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$27	$39
Cash paid for income taxes	$15	$3	$34

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2021

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

We have service centers in principal industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We believe that our most significant estimates and assumptions are associated with estimating losses on accounts receivable, the last-in, first-out (“LIFO”) inventory costing methodology, estimating net realizable value on excess and obsolete inventories, goodwill, intangible assets, deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Inventories: Our inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. This practice excludes certain inventories, which are held outside of the United States, approximating $118 million and $145 million at December 31, 2021 and 2020, respectively, which are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to historical sales activity. The reserve, which totaled $19 million at both  December 31, 2021 and 2020, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation is provided using the estimated useful lives of such assets principally by the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related asset. Costs incurred prior to the development stage, as well as maintenance, training costs and general and administrative expenses are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of acquisition cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at the reporting unit level. Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each reporting unit. We perform our annual tests for goodwill impairment as of October 1st of each year, updating on an interim basis should indications of impairment exist. Our annual impairment test may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

The goodwill impairment test compares the carrying value of the reporting unit that has the goodwill with the estimated fair value of that reporting unit. To the extent the carrying value of a reporting unit is greater than its estimated fair value, a goodwill impairment charge is recorded for the difference, up to the carrying value of goodwill. Our impairment methodology uses discounted cash flow and multiples of cash earnings valuation techniques, acquisition control premium and valuation comparisons to similar businesses. Each of these methods involves Level 3 unobservable market inputs and requires us to make certain assumptions and estimates regarding future operating results, the extent and timing of future cash flows, working capital, sales prices, profitability, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Similar to goodwill, our annual impairment test may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of an indefinite-lived intangible asset is more likely than (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed. This test compares the carrying value of the indefinite-lived intangible assets with their estimated fair value. If the carrying value is more than the estimated fair value, impairment losses are recognized in an amount equal to the excess of the carrying value over the estimated fair value. Our impairment methodology uses discounted cash flow and estimated royalty rate valuation techniques. Each of these methods involves Level 3 unobservable market inputs and requires us to make certain assumptions and estimates regarding future operating results, sales prices, discount rates and growth trends. While we believe that such assumptions and estimates are reasonable, the actual results may differ materially from the projected results.

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

Fair Value: We measure certain of our assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering these assumptions for inputs used in the valuation methodologies for measuring fair value:

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

Insurance: We are self-insured for U.S. employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $5 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $7 million and $12 million as of December 31, 2021 and 2020. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million as of  December 31, 2021 and 2020.

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

Equity-Based Compensation: Our equity-based compensation consists of restricted stock, restricted unit awards, performance share unit awards and nonqualified stock options. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Equity-based compensation cost is measured at the grant-date fair value of the award and is recognized over the shorter of the vesting period or the remaining requisite service period. Restricted units and restricted stock are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.

Revenue Recognition: We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize substantially all of our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, we exclude these taxes from sales in the accompanying consolidated statements of operations. In some cases, particularly with third party pipe shipments, we consider shipping and handling costs to be separate performance obligations, and as such, we record the revenue and cost of sales when the performance obligation is fulfilled. Our contracts with customers ordinarily involve performance obligations that are one year or less. Therefore, we have applied the optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

Cost of Sales: Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves, shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization and amortization of intangible assets. Certain purchasing costs and warehousing activities (including receiving, inspection and stocking costs), as well as general warehousing expenses, are included in selling, general and administrative expenses and not in cost of sales.

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

Concentration of Credit Risk: In the normal course of business, we grant credit to customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2021, 2020 and 2019, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2021, 2020 and 2019, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Recently Issued Accounting Standards: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This update will be effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impacts of the provisions of ASU 2020-06 on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2021 and December 31, 2020, was $12 million and $17 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2021and December 31, 2020 was $4 million and $6 million, respectively. During the year ended December 31, 2021 we recognized all of the revenue that was deferred as of December 31, 2020. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the gas utilities (storage and distribution of natural gas), downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	Canada	International	Total
2021:
Gas utilities	$995	$13	$—	$1,008
Downstream, industrial & energy transition	560	20	203	783
Upstream production	321	88	133	542
Midstream pipeline	302	11	20	333
	$2,178	$132	$356	$2,666
2020:
Gas utilities	$821	$11	$—	$832
Downstream, industrial & energy transition	566	15	205	786
Upstream production	329	89	182	600
Midstream pipeline	307	13	22	342
	$2,023	$128	$409	$2,560
2019:
Gas utilities	$841	$16	$—	$857
Downstream, industrial & energy transition	854	22	229	1,105
Upstream production	723	162	222	1,107
Midstream pipeline	538	26	29	593
	$2,956	$226	$480	$3,662

NOTE 3—ACCOUNTS RECEIVABLE

The rollforward of our allowance for credit losses is as follows (in millions):

	December 31,
	2021	2020	2019
Beginning balance	$2	$4	$4
Net charge-offs and other	1	(4)	(2)
Provision	(1)	2	2
Ending balance	$2	$2	$4

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at December 31, 2021, 2020 and 2019.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2021	2020
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$240	$279
Carbon steel pipe, fittings and flanges	151	156
Gas products	184	126
All other products	110	103
	685	664
Less: Excess of average cost over LIFO cost (LIFO reserve)	(213)	(136)
Less: Other inventory reserves	(19)	(19)
	$453	$509

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life (in years)	2021	2020
Land and improvements	—	$2	$3
Building and building improvements	40	42	45
Machinery and equipment	3 to 10	138	134
Enterprise resource planning software	10	56	56
Software in progress	—	2	2
		240	240
Allowances for depreciation and amortization		(149)	(137)
		$91	$103

Building and building improvements include $9 million and $9 million of non-cash leasehold improvements representing lease incentives as of December 31, 2021 and December 31, 2020, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2021, 2020 and 2019 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2019 (1)	441	—	42	483
Impairment	(177)	—	(40)	(217)
Effect of foreign currency translation	—	—	(2)	(2)

Goodwill at December 31, 2020	264	—	—	264
Impairment	—	—	—	—
Effect of foreign currency translation	—	—	—	—
Goodwill at December 31, 2021	$264	$—	$—	$264

(1)	Net of prior years’ accumulated impairment losses of $350 million, $69 million and $183 million in the U.S., Canada and International segments, respectively.

Impairment of Goodwill and Other Intangible Assets

In 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil has had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020, which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units were lower than their carrying values. Accordingly, we completed an interim goodwill impairment test as of April 30, 2020. This test resulted in a $217 million goodwill impairment charge during the year ended December 31, 2020, comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit.

In connection with our annual goodwill impairment tests as of October 1, 2021 and 2020, we performed a qualitative assessment of the carrying value of the remaining goodwill for our U.S. reporting unit. This assessment took into consideration changes in the broader economy, our industry and our business since the interim quantitative impairment test as of April 30, 2020. Based on our assessment, we concluded there was no additional impairment of our goodwill.

Other Intangible Assets

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2021
Customer base (1)	$375	$(278)	$97
Indefinite lived trade names (2)	107	—	107
	$482	$(278)	$204

December 31, 2020
Customer base (1)	$418	$(296)	$122
Indefinite lived trade names (2)	107	—	107
	$525	$(296)	$229

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2021 and 2020.
(2)	Net of accumulated impairment losses of $229 million as of December 31, 2021 and 2020, respectively.

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

In connection with our annual impairment tests as of October 1, 2021 and 2020, we performed a qualitative assessment of the carrying value of our U.S. indefinite-lived tradename asset similar to the goodwill assessment described abvoe. Based on our assessment, we concluded there was no additional impairment of our U.S. tradename asset.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2022, to 2026 is currently estimated as follows (in millions):

2022	$21
2023	21
2024	20
2025	18
2026	18

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

Expense associated with our operating leases was $38 million and $38 million for the year ended December 31, 2021 and 2020, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $36 million and $43 million for the year ended December 31, 2021 and 2020, respectively,

The maturity of lease liabilities is as follows (in millions):
Maturity of Operating Lease Liabilities
2022	$38
2023	33
2024	29
2025	22
2026	20
After 2026	188
Total lease payments	330
Less: Interest	(120)
Present value of lease liabilities	$210

Amounts maturing after 2026 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2049.

The term and discount rate associated with leases are as follows:

December 31,
Operating Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)	13
Weighted-average discount rate	6.7%

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

NOTE 8—LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	December 31,
	2021	2020
Senior Secured Term Loan B, net of discount and issuance costs of $1	$297	$383
Global ABL Facility	—	—
	297	383
Less: current portion	2	4
	$295	$379

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

Maturity. The scheduled maturity date of the Term Loan is September 22, 2024. The Term Loan amortizes in equal quarterly installments at 1% a year with the payment of the balance at maturity.

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

Mandatory Prepayment. The Company is required to repay the Term Loan with certain asset sale, insurance and debt proceeds. In addition, on an annual basis, the Company is required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under the terms of the Term Loan, we were required to make a payment of approximately $86 million in April 2021 as a result of excess cash flow generated in the year ended December 31, 2020.

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

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma senior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.00 to 1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.75 to 1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 5.00 to 1.00 or the pro forma consolidated interest coverage ratio of the Company and its restricted subsidiaries is greater than or equal to 2.00 to 1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and a borrowing base (equal to, subject to certain exceptions, 85% of all accounts receivable and 65% of the book value of all inventory that the Company and its restricted subsidiaries own.

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

Borrowing Bases. Each of our non-U.S. borrower subsidiaries has a separate standalone borrowing base that limits the non-U.S. subsidiary’s ability to borrow under its respective tranche; provided that the non-U.S. subsidiaries may utilize excess availability under the U.S. tranche to borrow amounts in excess of their respective borrowing bases (but not to exceed the applicable commitment amount for the foreign subsidiary’s jurisdiction), which utilization will reduce availability under the U.S. tranche dollar for dollar.

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

Excess Availability. At December 31, 2021, availability under our revolving credit facilities was $484 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2021 and 2020, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2021	2020
Senior Secured Term Loan B	5.41%	4.93%
Global ABL Facility	—%	—%
Weighted average interest rate	5.41%	4.93%

Maturities of Long-Term Debt: At December 31, 2021, annual maturities of long-term debt during the next five years are as follows (in millions):

2022	2
2023	3
2024	292
2025	—
2026	—
Thereafter	—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. The fair value of the interest rate swap was a liability of $7 million and $14 million as of December 31, 2021 and December 31, 2020, respectively.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheets at December 31, 2021 and 2020 was not material. The total notional amount of outstanding forward foreign exchange contracts was approximately $0 million and $3 million at December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021, 2020 and 2019, the gain or loss recognized in our consolidated statements of operations related to our derivative instruments was not material.

NOTE 10—INCOME TAXES

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(14)	$(216)	$86
Foreign	—	(67)	(20)
	$(14)	$(283)	$66

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$10	$8	$22
State	2	2	6
Foreign	3	2	4
	15	12	32

Deferred:
Federal	(14)	(20)	(4)
State	(2)	—	—
Foreign	1	(1)	(1)
	(15)	(21)	(5)
Income tax (benefit) expense	$—	$(9)	$27

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2021	2020	2019
Federal tax (benefit) expense at statutory rates	$(3)	$(60)	$14
State taxes	(1)	—	4
Nondeductible expenses and other	1	5	3
Goodwill impairment charge	—	43	—
Change in valuation allowance related to foreign losses	3	3	6
Income tax (benefit) expense	$—	$(9)	$27
Effective tax rate	0%	3%	41%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1	$1
Accruals and reserves	15	17
Net operating loss and tax credit carryforwards	67	68
Other	2	2
Subtotal	85	88
Valuation allowance	(71)	(71)
Total	14	17

Deferred tax liabilities:
Inventory valuation	(13)	(23)
Property, plant and equipment	(8)	(10)
Intangible assets	(46)	(50)
Total	(67)	(83)
Net deferred tax liability	$(53)	$(66)

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

In the United States, we had approximately $19 million of state net operating loss (“NOL”) carryforwards as of December 31, 2021, which will expire in future years through 2041 and foreign tax credit (“FTC”) carryforwards of $5 million, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $202 million of NOL carryforwards, of which $160 million have no expiration and $42 million will expire in future years through 2041. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2017 and the statute of limitations at our international locations is generally six years or seven years.

At December 31, 2021 and 2020, our unrecognized tax benefits totaled $1 million and $1 million, respectively.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2021 and 2020, the 363,000 shares of preferred stock described in Note 11 were issued and outstanding.

Share Repurchase Programs

From time to time, the Company’s board of directors has authorized repurchase programs for shares of the Company’s common stock. Under these plans, we have repurchased 24,216,330 shares of common stock at an average price per share of $15.48 for a total cost of $375 million. As of December 31, 2019, there were no remaining authorizations outstanding under these programs. There were 83,067,841 shares of common stock outstanding as of December 31, 2021.

The following table summarizes the share repurchase activity:

	2021	2020	2019
Number of shares acquired on the open market	—	—	4,868,491
Average price per share	$—	$—	$15.38
Total cost of acquired shares (in millions)	$—	$—	$75

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2021	2020
Currency translation adjustments	$(225)	$(222)
Hedge accounting adjustments	(5)	(11)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(231)	$(234)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common stockholders	$(38)	$(298)	$15

Average basic shares outstanding	82.5	82.0	83.0
Effect of dilutive securities	—	—	0.9
Average diluted shares outstanding	82.5	82.0	83.9

Net (loss) income per share:
Basic	$(0.46)	$(3.63)	$0.18
Diluted	$(0.46)	$(3.63)	$0.18

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2021, 2020 and 2019 all of the shares of Preferred Stock were anti-dilutive. We had approximately 2.3 million, 3.6 million and 2.5 million anti-dilutive stock options, restricted stock units, and performance units for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our 2011 Omnibus Incentive Plan originally had 3,250,000 shares available for issuance pursuant to the plan. In both April 2015 and 2019, our shareholders approved an additional 4,250,000 shares and 2,500,000 shares, respectively, for issuance under the plan. Shares that do not vest and are forfeited and shares that are surrendered for the payment of withholding taxes are returned to the pool of shares available for issuance pursuant to the plan. Certain shares that are not likely to be issued may also be available. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three year period (but no less than one year) on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one year anniversary of the grant date. In 2021, 119,782 shares of restricted stock, 366,799 performance share units and 1,036,024 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. During 2020, 169,603 shares of restricted stock, 277,106 performance share units and 1,373,575 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. To date, 11,054,248 shares have been granted under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight line basis over the vesting period.

Stock Options

The following tables summarize award activity for stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2020	2,144,195	$24.01	1.7	$—
Exercised	—	—
Forfeited	(391,050)	19.15
Expired	—	—
Balance at December 31, 2021	1,753,145	$25.10	0.9	$—

At December 31, 2021
Options outstanding, vested and exercisable	1,753,145	$25.10	0.9	$—
Options outstanding, vested and expected to vest	1,753,145	$25.10	0.9	$—

	Year Ended December 31,
	2021	2020	2019
Stock Options
Weighted-average, grant-date fair value of awards granted	$—	$—	$—
Total intrinsic value of stock options exercised	—	—	767
Total fair value of stock options vested	—	—	—

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2020	169,603	$4.59
Granted	119,782	10.68
Vested	(169,603)	4.59
Forfeited	—	—
Nonvested at December 31, 2021	119,782	$10.68

	Year Ended December 31,
	2021	2020	2019
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$10.68	$4.59	$18.05
Total fair value of restricted stock vested	1,979,267	396,935	1,461,431

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2020	1,879,930	$10.38
Granted	1,036,024	9.30
Vested	(1,177,669)	9.57
Forfeited	(110,609)	10.31
Nonvested at December 31, 2021	1,627,676	$10.28

	Year Ended December 31,
	2021	2020	2019
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$9.30	$8.30	$15.25
Total fair value of restricted stock units vested	9,294,617	7,918,337	9,619,773

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over a three year period relating to MRC Global’s total shareholder return compared to companies within the Philadelphia Oil Service Index (plus with 2020 and 2021 grants, NOW Inc.) and specified return on average net capital employed calculation (“RANCE”) goals established on the date in which the award was granted. The number of shares awarded at the end of the three year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2020	692,220	$16.57
Granted	366,799	11.86
Vested	(102,765)	22.37
Forfeited	(268,087)	13.95
Nonvested at December 31, 2021	688,167	$13.94

	Year Ended December 31,
	2021	2020	2019
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$11.86	$12.25	$19.40
Total fair value of performance share units vested	957,770	2,328,350	5,921,169

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2021	2020	2019
Equity-based compensation expense:
Stock options	$—	$—	$—
Restricted stock awards	1	1	1
Restricted stock unit awards	10	10	10
Performance share unit awards	1	1	5
Total equity-based compensation expense	$12	$12	$16
Income tax benefits related to equity-based compensation	$2	$2	$4

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2021
Unrecognized equity-based compensation expense:
Restricted stock awards	0.4	$—
Restricted stock unit awards	1.0	7
Performance share unit awards	1.3	3
Total unrecognized equity-based compensation expense		$10

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 1% to 15.5% of eligible compensation. In June 2020, the Company indefinitely suspended matching contributions for employees in the U.S. and Canada. Beginning in October 2021, the Company partially reinstated contribution matching in the U.S. and Canada. Expense under defined contribution plans were $3 million, $5 million and $9 million for the years ended December 31, 2021, 2020 and 2019.

NOTE 14—RELATED PARTY TRANSACTIONS

Customers

Certain members of our Board of Directors are also on the board of directors of certain of our customers with which we do business in the ordinary course. We recognized revenue of $22 million, $23 million and $18 million from these customers for the years ended December 31, 2021, 2020 and 2019, respectively. There was $4 million and $1 million of accounts receivable with these customers outstanding as of December 31, 2021 and 2020, respectively.

NOTE 15—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the gas utilities (storage and distribution of natural gas), downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2021	2020	2019
Sales
U.S.	$2,178	$2,023	$2,956
Canada	132	128	226
International	356	409	480
Consolidated sales	$2,666	$2,560	$3,662

Depreciation and amortization
U.S.	$15	$15	$15
Canada	—	1	1
International	4	4	5
Total depreciation and amortization expense	$19	$20	$21

Amortization of intangibles
U.S.	$22	$23	$39
Canada	—	1	1
International	2	2	2
Total amortization of intangibles expense	$24	$26	$42

Operating income (loss)
U.S.	$(3)	$(207)	$104
Canada	—	(6)	(1)
International	10	(47)	—
Total operating income (loss)	7	(260)	103

Interest expense	(23)	(28)	(40)
Other income	2	5	3
(Loss) income before income taxes	$(14)	$(283)	$66

Total assets by segment are as follows (in millions):

	December 31,
	2021	2020
Total assets
United States	$1,427	$1,506
Canada	53	53
International	191	222
Total assets	$1,671	$1,781

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2021	2020
Property, plant and equipment
United States	89%	86%
Canada	1%	2%
International	10%	12%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2021		2020		2019
Line pipe	$381	14%	$308	12%	$560	15%
Carbon steel fittings and flanges	358	13%	340	13%	565	16%
Total carbon steel pipe, fittings and flanges	739	27%	648	25%	1,125	31%
Valves, automation, measurement and instrumentation	947	36%	1,018	40%	1,434	39%
Gas products	629	24%	517	20%	551	15%
Stainless steel alloy pipe and fittings	131	5%	128	5%	177	5%
General products	220	8%	249	10%	375	10%
	$2,666		$2,560		$3,662

NOTE 16—FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $297 million and $383 million at December 31, 2021 and 2020, respectively.

The fair value of our debt was $296 million and $372 million at December 31, 2021 and 2020, respectively. We estimated the fair value of amounts outstanding under the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2021 and 2020, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2021, we are a named defendant in approximately 596 lawsuits involving approximately 1,161 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2021 approximated $13 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2021 was approximately $6 million.

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