Form 10-Q
period 2022-03-31
MRC GLOBAL INC.
filed 2022-05-10
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

There were 83,483,465 shares of the registrant’s common stock (excluding 119,782 unvested restricted shares), par value $0.01 per share, issued and outstanding as of May 3, 2022.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$31	$48
Accounts receivable, net	453	379
Inventories, net	500	453
Other current assets	28	19
Total current assets	1,012	899

Long-term assets:
Operating lease assets	200	191
Property, plant and equipment, net	88	91
Other assets	23	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	199	204
	$1,786	$1,671

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$400	$321
Accrued expenses and other current liabilities	87	80
Operating lease liabilities	35	33
Current portion of long-term debt	3	2
Total current liabilities	525	436

Long-term liabilities:
Long-term debt, net	300	295
Operating lease liabilities	184	177
Deferred income taxes	57	53
Other liabilities	26	32

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 107,699,795 and 107,284,171 issued, respectively	1	1
Additional paid-in capital	1,748	1,747
Retained deficit	(809)	(819)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(226)	(231)
	339	323
	$1,786	$1,671

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Sales	$742	$609
Cost of sales	606	506
Gross profit	136	103
Selling, general and administrative expenses	107	100
Operating income	29	3
Other expense:
Interest expense	(6)	(6)
Income (loss) before income taxes	23	(3)
Income tax expense	7	-
Net income (loss)	16	(3)
Series A preferred stock dividends	6	6
Net income (loss) attributable to common stockholders	$10	$(9)

Basic earnings (loss) per common share	$0.12	$(0.11)
Diluted earnings (loss) per common share	$0.12	$(0.11)
Weighted-average common shares, basic	83.3	82.3
Weighted-average common shares, diluted	84.3	82.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Net income (loss)	$16	$(3)

Other comprehensive income (loss)
Foreign currency translation adjustments	2	(1)
Hedge accounting adjustments, net of tax	3	1
Total other comprehensive income, net of tax	5	—
Comprehensive income (loss)	$21	$(3)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	-	-	-	16	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	2	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2022	108	$1	$1,748	$(809)	(24)	$(375)	$(226)	$339

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350
Net loss	-	-	-	(3)	-	-	-	(3)
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	1	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2021	107	$1	$1,742	$(790)	(24)	$(375)	$(234)	$344

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Operating activities
Net income (loss)	$16	$(3)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	5	5
Amortization of intangibles	5	6
Equity-based compensation expense	3	5
Deferred income tax expense	1	-
Increase in LIFO reserve	6	4
Changes in operating assets and liabilities:
Accounts receivable	(74)	(50)
Inventories	(52)	-
Other current assets	(9)	(6)
Accounts payable	78	75
Accrued expenses and other current liabilities	8	(12)
Net cash (used in) provided by operations	(13)	24

Investing activities
Purchases of property, plant and equipment	(2)	(2)
Other investing activities	-	1
Net cash used in investing activities	(2)	(1)

Financing activities
Payments on revolving credit facilities	(107)	(2)
Proceeds from revolving credit facilities	113	2
Payments on long-term obligations	-	(1)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(2)	(2)
Net cash used in financing activities	(2)	(9)

(Decrease) increase in cash	(17)	14
Effect of foreign exchange rate on cash	-	(1)
Cash -- beginning of period	48	119
Cash -- end of period	$31	$132

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$6
Cash paid for income taxes	$1	$2

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

We have service centers in principal industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2022. We have derived our condensed consolidated balance sheet as of December 31, 2021, from the audited consolidated financial statements for the year ended December 31, 2021. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by terms such as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The update was effective upon issuance and the expedients and exceptions may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements, however, with respect to existing transactions, we do not believe the update will have a material impact.

Adoption of New Accounting Standards: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This accounting standard update, which we adopted as of January 1, 2022, did not have a material impact on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of March 31, 2022, and December 31, 2021, was $10 million and $12 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at March 31, 2022 and December 31, 2021 was $8 million and $4 million, respectively. During the three months ended March 31, 2022, we recognized $2 million of revenue that was deferred as of December 31, 2021. During the three months ended March 31, 2021, we recognized $3 million of revenue that was deferred as of December 31, 2020. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue:

Our disaggregated revenue represents our business of selling PVF to the energy and industrial sectors across each of the gas utilities (storage and distribution of natural gas), downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity impact and influence each of our end market sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2022:
Gas utilities	$268	$3	$—	$271
Downstream, Industrial & Energy Transition	169	7	50	226
Upstream production	101	29	28	158
Midstream pipeline	80	4	3	87
	$618	$43	$81	$742
2021:
Gas utilities	$209	$1	$—	$210
Downstream, Industrial & Energy Transition	138	4	52	194
Upstream production	68	23	36	127
Midstream pipeline	69	4	5	78
	$484	$32	$93	$609

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2022	2021
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$242	$240
Carbon steel pipe, fittings and flanges	167	151
Gas products	201	184
All other products	131	110
	741	685
Less: Excess of average cost over LIFO cost (LIFO reserve)	(219)	(213)
Less: Other inventory reserves	(22)	(19)
	$500	$453

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

Expense associated with our operating leases was $10 million for the three months ended March 31, 2022, and $9 million for the three months ended March 31, 2021, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million for the three months ended March 31, 2022, and $11 million for the three months ended  March 31, 2021.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2022	$31
2023	36
2024	31
2025	25
2026	22
After 2026	193
Total lease payments	338
Less: Interest	(119)
Present value of lease liabilities	$219

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2022
Weighted-average remaining lease term (years)	13
Weighted-average discount rate	6.6%

Amounts maturing after 2026 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding optional renewals, our weighted-average remaining lease term is 7 years.

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2022	2021
Senior Secured Term Loan B, net of discount and issuance costs of $1	$297	$297
Global ABL Facility	6	—
	303	297
Less: current portion	3	2
	$300	$295

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

Global ABL Facility:

In September 2021, the Company entered into a Fourth Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. As part of the amendment, the multi-currency global asset-based revolving credit facility was reduced to $750 million from $800 million and the maturity was extended to September 2026 from September 2022. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $514 million as of  March 31, 2022.

Interest on Borrowings: The interest rates on our outstanding borrowings at March 31, 2022 and December 31, 2021, including a floating to fixed interest rate swap, are set forth below:

	March 31,	December 31,
	2022	2021
Senior Secured Term Loan B	5.47%	5.41%
Global ABL Facility	4.00%	-%
Weighted average interest rate	5.45%	5.41%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

As of March 31, 2022, there were no shares available for issuance under the 2011 Omnibus Incentive Plan. At the Company's  May 2022 Annual Meeting of Stockholders, our shareholders approved the addition of 3,000,000 shares to be reserved to the plan. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the 2011 Omnibus Incentive Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2022, 423,896 performance share unit awards and 994,244 shares of restricted stock units have been granted to employees. To date, 12,472,388 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2022	2021
Currency translation adjustments	$(223)	$(225)
Hedge accounting adjustments	(2)	(5)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(226)	$(231)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income (loss)	$16	$(3)
Less: Dividends on Series A Preferred Stock	6	6
Net income (loss) attributable to common stockholders	$10	$(9)

Weighted average basic shares outstanding	83.3	82.3
Effect of dilutive securities	1.0	-
Weighted average diluted shares outstanding	84.3	82.3

Net income (loss) per share:
Basic	$0.12	$(0.11)
Diluted	$0.12	$(0.11)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2022 and 2021, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2022, we had approximately 2.2 million anti-dilutive stock options, restricted stock units, and performance units. For the three ended  March 31, 2021, we had approximately 3.2 million anti-dilutive stock options, restricted stock units, and performance units.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Sales
U.S.	$618	$484
Canada	43	32
International	81	93
Consolidated sales	$742	$609

Operating income (loss)
U.S.	$29	$(1)
Canada	-	-
International	-	4
Total operating income	29	3

Interest expense	(6)	(6)
Income (loss) before income taxes	$23	$(3)

	March 31,	December 31,
	2022	2021
Total assets
U.S.	$1,443	$1,427
Canada	91	53
International	252	191
Total assets	$1,786	$1,671

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2022	2021
Line pipe	$112	$65
Carbon fittings and flanges	100	85
Total carbon pipe, fittings and flanges	212	150
Valves, automation, measurement and instrumentation	251	241
Gas products	184	134
Stainless steel and alloy pipe and fittings	36	29
General products	59	55
	$742	$609

NOTE 9 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which the Company receives payments at 1-month LIBOR and makes monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero.

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income (loss). Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was a liability of $2 million and $7 million as of March 31, 2022, and December 31, 2021, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. The total notional amount of our forward foreign exchange contracts was approximately $5 million at  March 31, 2022, and the fair value was not material. We had no foreign exchange contracts outstanding at  December 31, 2021.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $303 million and $297 million at March 31, 2022 and December 31, 2021, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $300 million and $296 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2022, we are named a defendant in approximately 575 lawsuits involving approximately 1,140 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the leading global distributor of pipe, valves, fittings ("PVF") and other infrastructure products and services to diversified energy, industrial and gas utility end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With over 100 years of experience, our over 2,600 employees serve approximately 10,000 customers through approximately 210 service locations including regional distribution centers, branches, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other supplies to energy, industrial and gas utility customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for PVF spending is influenced by numerous factors, including the following:

●	Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for gas utilities, which is currently our largest sector by sales. Activity with customers in this sector is driven by upgrades of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time and moves independently of commodity prices.

●

Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels, offshore wind and hydrogen processing.

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

●

Steel Prices, Availability, Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply, impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times.

Recent Trends and Outlook

For the three months ended March 31, 2022, revenue increased 8% sequentially from the three months ended December 31, 2021, outperforming our initial expectations and supporting our growth outlook for 2022. As the economy has continued to recover, our customers have increased their spending levels and demand for our products has increased. We continue to expect double-digit revenue improvement in 2022.

Gas Utilities
Our gas utility business continues to be our largest sector, making up 37% of our total company revenue with a 29% increase in sales compared to the three months ended March 31, 2021. This sector is expected to have continued growth in 2022 due to long-term market drivers including distribution integrity upgrade programs as well as new home construction. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2020, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 38% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While there is the potential for the housing market to decline with interest rate increases, we do not anticipate this to have a significant impact. The compound annual growth rate since 2010 for this sector is 11% and based on the market drivers underlying our customers’ businesses, we expect this area of our business to continue to have steady growth in the near term.

Downstream, Industrial and Energy Transition (DIET)
DIET, our second largest sector, generated 30% of our total company revenue and grew 16% from the first quarter of 2021. We continue to expect this sector to grow in 2022 driven by increased customer activity levels related to maintenance, repair and operations ("MRO") activities, project turnaround activity and new energy transition related projects as work is resumed post-pandemic.

Industrial Info Resources (IIR) estimates for US petroleum refining spending, updated February 2022, continue to project a double-digit increase for both MRO activities and projects in 2022 over 2021. While the energy transition portion of our business is relatively small today, the energy transition movement is in the early stages of development, and we expect it to grow over the next several years. The outlook for energy transition projects in the coming years is robust, as pressure to decarbonize the economy rises. We also sell low-emission valves, which represents 94% of our valve revenue. We are well-positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Upstream Production and Midstream Pipeline
The upstream production and midstream pipeline sectors of our business are the most cyclical, and in the first quarter of 2022 these sectors represented about a third of our company revenues. The upstream production sector revenue increased 24% from the three months ended March 31, 2021, to the three months ended March 31, 2022, while the midstream pipeline sector increased 12% over the same period. We are expecting continued growth in both sectors in 2022. Sell-side equity research analysts publish a number of upstream spending estimates. These estimates indicate U.S. upstream spending in 2022 is expected to experience double-digit growth compared to 2021. However, the percentage increases can vary significantly by customer.

There is the expectation that shale producers in the U.S. could increase drilling and production to offset the reduced supply from Russia above increased levels already planned leading into 2022. While there are many near-term constraints including labor, supplies and equipment, the potential to begin to resolve these issues later in the year is anticipated. So far, many customers have expressed a desire to remain consistent with their capital discipline strategy given the uncertainty of the situation and the market constraints. However, given recent commodity price increases and growing public pressure, there is the potential for this posture to shift.

To the extent completion activity and related production increases, this could have the impact of improving our revenue opportunities in our upstream production and midstream pipeline sectors. Analysts are projecting that North America upstream capital spending in 2022 will be more heavily weighted to drilling activity instead of completions activity. Completions are correlated more closely to our upstream revenue. Furthermore, since the U.S. rig count reached a low in the second quarter of 2020, private operators, who historically have represented a smaller portion of our upstream revenue, have driven the majority of the rig count increases. As such, our company upstream revenue may trend lower compared to projected market improvements in the U.S. upstream spending estimates.

Russia-Ukraine War
On February 24, 2022, Russia invaded Ukraine, which has had several consequences to the broader economy, global attitudes toward energy security and the pace of the energy transition. Government actions to reduce dependency on Russian fuels through embargoes and encourage an end to the conflict through sanctions on Russia have spurred a commodity price spike, supply constraints and various policy changes to address energy security. As reported by the European Commission in March 2022, the European Union ("EU") imports 90% of its natural gas consumption, with Russia providing approximately 45% of those imports. Russia also accounts for 25% of the EU's oil imports and 45% of the EU's coal imports. During the first quarter of 2022, Brent crude oil price averaged over $100 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $95 per barrel. While we have no operations or sales in Ukraine, Belarus or Russia, the conflict has impacted several macro energy trends.

As Europe looks to replace Russian natural gas with more stable sources, liquified natural gas ("LNG") with its related infrastructure is being considered as an alternative to Russian gas supplies, with projects being considered in the U.S. and Europe. To the extent new LNG infrastructure is built, our midstream pipeline and our DIET sectors are well-positioned to benefit from this growth.

Supply Chain
We continue to closely monitor the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. Lead-times for purchases of certain products have extended substantially over the last few quarters, and we expect continued disruptions related to both lead-times and logistics for the foreseeable future. Our strong inventory position has allowed us to continue to supply most customers with little interruption despite the delays from transportation providers. In those instances where there is interruption, we work with our customers to limit the impacts on their business and maintain an ongoing dialogue regarding the status of impacted orders. We are experiencing significant increases in transportation costs as the economies of the U.S. and other countries recover from the COVID-19 pandemic. We also continue to monitor the current constrained labor market and related costs.

We continue to experience inflation for certain product categories. Although inflation causes the prices we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the high volume of our purchases to achieve market competitive pricing and preferential allocations of limited supplies. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur. To the extent further pricing fluctuations impact our products, the impact on our revenue and cost of goods sold, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures.

There has been little impact to our supply chain directly from the conflict in Ukraine. However, the COVID-19 lockdowns in China are constraining the global supply chain and has the potential to impact the availability of component parts, particularly valves and meters.

COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic even as the number of cases and hospitalizations have dramatically dropped. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with potentially infected employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis. As various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
U.S.	$463	$350	$239
Canada	39	35	15
International	165	135	132
	$667	$520	$386

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Average Rig Count (1):
United States	633	393
Canada	198	145
Total North America	831	538
International	823	698
Total	1,654	1,236

Average Commodity Prices (2):
WTI crude oil (per barrel)	$95.18	$58.09
Brent crude oil (per barrel)	$100.87	$61.04
Natural gas ($/MMBtu)	$4.67	$3.50

New Privately-Owned Housing Units Started (3):
Total units (in thousands)	1,793	1,754

Average Monthly U.S. Well Permits (4)	2,631	1,810
U.S. Wells Completed (2)	2,775	2,129
3:2:1 Crack Spread (5)	$26.44	$16.14

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-U.S. Census Bureau and U.S. Department of Housing and Urban Development, New Residential Construction
(4) Source-Evercore ISI Research
(5) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The breakdown of our sales by sector for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended
	March 31, 2022		March 31, 2021
Gas utilities	$271	37%	$210	34%
Downstream, industrial and energy transition	226	30%	194	32%
Upstream production	158	21%	127	21%
Midstream pipeline	87	12%	78	13%
	$742	100%	$609	100%

For the three months ended March 31, 2022 and 2021, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2022	2021	$ Change	% Change
Sales:
U.S.	$618	$484	$134	28%
Canada	43	32	11	34%
International	81	93	(12)	(13)%
Consolidated	$742	$609	$133	22%

Operating income (loss):
U.S.	$29	$(1)	$30	N/M
Canada	-	-	-	N/M
International	-	4	(4)	(100)%
Consolidated	29	3	26	N/M

Interest expense	(6)	(6)	-	0%
Income tax expense	(7)	-	(7)	N/M
Net income (loss)	16	(3)	19	N/M
Series A preferred stock dividends	6	6	-	0%
Net income (loss) attributable to common stockholders	$10	$(9)	$19	N/M

Gross profit	$136	$103	$33	32%
Adjusted Gross Profit (1)	$152	$118	$34	29%
Adjusted EBITDA (1)	$48	$24	$24	100%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 21-22 herein.

Sales.  Our sales were $742 million for the three months ended March 31, 2022, as compared to $609 million for the three months ended March 31, 2021, an increase of $133 million, or 22%.

U.S. Segment—Our U.S. sales increased to $618 million for the three months ended March 31, 2022, from $484 million for the three months ended March 31, 2021. This $134 million, or 28%, increase reflected a $59 million increase in the gas utilities sector driven by the full implementation of a new customer contract, increased activity levels and continued execution of our customers' integrity upgrade programs. Upstream Production sales increased $33 million primarily due to increased customer spending for more well completions. Downstream, industrial and energy transition sector sales increased $31 million due to additional turnaround project spending and increased renewable biofuels projects. Midstream Pipeline sales improved $11 million driven by new gathering infrastructure as a result of increased well completion activity.

Canada Segment—Our Canada sales increased to $43 million for the three months ended March 31, 2022, from $32 million for the three months ended March 31, 2021.The $11 million, or 34%, increase is primarily driven by the upstream production sector from increased customer capital budgets based on improved commodity prices.

International Segment—Our International sales decreased to $81 million for the three months ended March 31, 2022, from $93 million for the same period in 2021. The $12 million, or 13%, decrease is result of reduced project approvals in late 2021 due to the pandemic, primarily in the upstream sector.

Gross Profit.  Our gross profit was $136 million (18.3% of sales) for the three months ended March 31, 2022, as compared to $103 million (16.9% of sales) for the three months ended March 31, 2021. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $6 million for the first quarter of 2022 compared to a $4 million increase in cost of sales in the first quarter of 2021.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $152 million (20.5% of sales) for the three months ended March 31, 2022, from $118 million (19.4% of sales) for the three months ended March 31, 2021, an increase of $34 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2022	of Revenue	2021	of Revenue
Gross profit, as reported	$136	18.3%	$103	16.9%
Depreciation and amortization	5	0.7%	5	0.8%
Amortization of intangibles	5	0.7%	6	1.0%
Increase in LIFO reserve	6	0.8%	4	0.7%
Adjusted Gross Profit	$152	20.5%	$118	19.4%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $107 million for the three months ended March 31, 2022, as compared to $100 million for the three months ended March 31, 2021. The $7 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity offset by a $2 million payroll tax benefit from the Employee Retention Credit in the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Relief Act. For the three months ended March 31, 2021, personnel costs included $2 million of employee separation costs.

Operating Income (Loss). Operating income was $29 million for the three months ended March 31, 2022, as compared to operating income of $3 million for the three months ended March 31, 2021, an increase of $26 million.

U.S. Segment—Operating income for our U.S. segment was $29 million for the three months ended March 31, 2022, compared to an operating loss of $1 million for the three months ended March 31, 2021, a $30 million increase. The $30 million increase in the first three months of 2022 was attributable to higher revenues and improved gross profit percentage due to product mix.

Canada Segment—Our Canada segment operated at breakeven for both the three months ended March 31, 2022 and 2021. While revenue improved over the same period, operating income (loss) was flat due to a reduction in subsidies from the Canadian government in 2021.

International Segment—Operating income for our international segment was $0 million for the three months ended March 31, 2022, as compared to operating income of $4 million for the three months ended March 31, 2021.

Interest Expense. Our interest expense was $6 million for the three months ended March 31, 2022 and 2021.

Income Tax Expense. Our income tax expense was $7 million for the three months ended March 31, 2022 as compared to $0 million expense for the three months ended March 31, 2021 primarily due to increased profitability. For the three months ended March 31, 2022, we have returned to recording income tax expense for interim periods based on our estimated annual effective tax rate. Our effective tax rates were 30% and 0% for the three months ended March 31, 2022 and 2021, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the 3 months ended March 31, 2022 was higher due to discrete items, primarily related to share-based compensation plans. Excluding the impact of discrete items, the effective tax rate would have been 24%.

Net Income. Our net income was $16 million for the three months ended March 31, 2022, as compared to net loss of $3 million for the three months ended March 31, 2021.

Adjusted EBITDA.

Adjusted EBITDA, a non-GAAP financial measure, was  $48 million ( 6.5% of sales) for the three months ended  March 31, 2022, as compared to  $24 million ( 3.9% of sales) for the three months ended  March 31, 2021.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income (loss)	$16	$(3)
Income tax expense	7	-
Interest expense	6	6
Depreciation and amortization	5	5
Amortization of intangibles	5	6
Employee separation	-	1
Increase in LIFO reserve	6	4
Equity-based compensation expense	3	5
Adjusted EBITDA	$48	$24

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility. As of March 31, 2022, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $297 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2021, we are not required to make an excess cash flow payment for 2021 in 2022.

In September 2021, we amended and renewed our Global ABL Facility. The Global ABL Facility now matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2022, we had $6 million borrowings outstanding and $514 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At March 31, 2022, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $545 million. As of March 31, 2022, and December 31, 2021, we had cash of $31 million and $48 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2022, and based on our current forecasts, we expect to remain in compliance. Our credit facilities contain provisions that address the potential need to transition away from LIBOR if LIBOR is discontinued or replaced.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(13)	$24
Investing activities	(2)	(1)
Financing activities	(2)	(9)
Net (decrease) increase in cash and cash equivalents	$(17)	$14

Operating Activities

Net cash used in operating activities was $13 million during the three months ended March 31, 2022, compared to $24 million provided during the three months ended March 31, 2021. The change in operating cash flows was primarily the result of an increase in working capital as a result of inventory purchases and other expenses to support growing market activity offset by improved profitability.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

Net cash used in financing activities was $2 million for the three months ended March 31, 2022, compared to $9 million for the three months ended March 31, 2021, primarily due to net proceeds from revolving credit facilities of $6 million in the first three months of 2022 compared to $0 million in the first three months of 2021. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2022 and 2021.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2022, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under “Risk Factors”.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer