Form 10-Q
period 2022-06-30
MRC GLOBAL INC.
filed 2022-08-09
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

There were 83,602,526 shares of the registrant’s common stock (excluding 119,782 unvested restricted shares), par value $0.01 per share, issued and outstanding as of August 2, 2022.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash	$21	$48
Accounts receivable, net	489	379
Inventories, net	555	453
Other current assets	36	19
Total current assets	1,101	899

Long-term assets:
Operating lease assets	197	191
Property, plant and equipment, net	85	91
Other assets	23	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	194	204
	$1,864	$1,671

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$433	$321
Accrued expenses and other current liabilities	79	80
Operating lease liabilities	34	33
Current portion of long-term debt	3	2
Total current liabilities	549	436

Long-term liabilities:
Long-term debt, net	353	295
Operating lease liabilities	181	177
Deferred income taxes	56	53
Other liabilities	23	32

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 107,816,687 and 107,284,171 issued, respectively	1	1
Additional paid-in capital	1,751	1,747
Retained deficit	(801)	(819)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(229)	(231)
	347	323
	$1,864	$1,671

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Sales	$848	$686	$1,590	$1,295
Cost of sales	697	574	1,303	1,080
Gross profit	151	112	287	215
Selling, general and administrative expenses	120	102	227	202
Operating income	31	10	60	13
Other (expense) income:
Interest expense	(5)	(6)	(11)	(12)
Other, net	(6)	1	(6)	1
Income before income taxes	20	5	43	2
Income tax expense	6	1	13	1
Net income	14	4	30	1
Series A preferred stock dividends	6	6	12	12
Net income (loss) attributable to common stockholders	$8	$(2)	$18	$(11)

Basic earnings (loss) per common share	$0.10	$(0.02)	$0.22	$(0.13)
Diluted earnings (loss) per common share	$0.09	$(0.02)	$0.21	$(0.13)
Weighted-average common shares, basic	83.6	82.6	83.4	82.5
Weighted-average common shares, diluted	84.9	82.6	84.6	82.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net income	$14	$4	$30	$1

Other comprehensive (loss) income
Foreign currency translation adjustments	(6)	1	(4)	—
Hedge accounting adjustments, net of tax	3	2	6	3
Total other comprehensive (loss) income, net of tax	(3)	3	2	3
Comprehensive income	$11	$7	$32	$4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended June 30, 2022
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	-	-	-	16	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	2	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2022	108	$1	$1,748	$(809)	(24)	$(375)	$(226)	$339
Net income	-	-	-	14	-	-	-	14
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2022	108	$1	$1,751	$(801)	(24)	$(375)	$(229)	$347

	Six Months Ended June 30, 2021
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2020	106	$1	$1,739	$(781)	(24)	$(375)	$(234)	$350
Net loss	-	-	-	(3)	-	-	-	(3)
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Hedge accounting adjustments	-	-	-	-	-	-	1	1
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	1	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	5	-	-	-	-	5
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2021	107	$1	$1,742	$(790)	(24)	$(375)	$(234)	$344
Net income	-	-	-	4	-	-	-	4
Foreign currency translation	-	-	-	-	-	-	1	1
Hedge accounting adjustments	-	-	-	-	-	-	2	2
Equity-based compensation expense	-	-	2	-	-	-	-	2
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2021	107	$1	$1,744	$(792)	(24)	$(375)	$(231)	$347

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2022	2021

Operating activities
Net income	$30	$1
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	9	10
Amortization of intangibles	11	12
Equity-based compensation expense	6	7
Deferred income tax expense (benefit)	1	(1)
Increase in LIFO reserve	26	15
Provision for credit losses	-	3
Other	8	-
Changes in operating assets and liabilities:
Accounts receivable	(116)	(62)
Inventories	(136)	8
Other current assets	(18)	(16)
Accounts payable	116	86
Accrued expenses and other current liabilities	-	(16)
Net cash (used in) provided by operations	(63)	47

Investing activities
Purchases of property, plant and equipment	(5)	(4)
Other investing activities	(2)	2
Net cash used in investing activities	(7)	(2)

Financing activities
Payments on revolving credit facilities	(275)	(125)
Proceeds from revolving credit facilities	335	125
Payments on long-term obligations	(1)	(87)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(2)	(2)
Net cash provided by (used in) financing activities	45	(101)

Decrease in cash	(25)	(56)
Effect of foreign exchange rate on cash	(2)	-
Cash -- beginning of period	48	119
Cash -- end of period	$21	$63

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$11
Cash paid for income taxes	$25	$12

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

We have service centers in industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia, and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2022. We have derived our condensed consolidated balance sheet as of December 31, 2021, from the audited consolidated financial statements for the year ended December 31, 2021. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by terms such as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The update was effective upon issuance and the expedients and exceptions may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements, however, with respect to existing transactions, we do not believe the update will have a material impact.

Adoption of New Accounting Standards: In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options and Derivative Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies guidance on the topics of convertible instruments, derivative contracts and earnings per share ("EPS") calculations. This accounting standard update, which we adopted as of January 1, 2022, did not have a material impact on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2022, and December 31, 2021, was $13 million and $12 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at June 30, 2022 and December 31, 2021 was $5 million and $4 million, respectively. During the three and six months ended June 30, 2022, we recognized $1 million and $3 million of revenue that was deferred as of December 31, 2021. During the three and six months ended June 30, 2021, we recognized $2 million and $5 million of revenue that was deferred as of December 31, 2020. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue:

Our disaggregated revenue represents our business of selling PVF to the energy and industrial sectors across each of the gas utilities (storage and distribution of natural gas), downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), upstream production (exploration, production and extraction of underground oil and gas) and midstream pipeline (gathering, processing and transmission of oil and gas) sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity influence each of our end market sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2022:
Gas utilities	$311	$3	$—	$314
Downstream, industrial & energy transition	198	7	54	259
Upstream production	117	29	32	178
Midstream pipeline	91	1	5	97
	$717	$40	$91	$848
2021:
Gas utilities	$267	$2	$—	$269
Downstream, industrial & energy transition	136	5	50	191
Upstream production	81	21	41	143
Midstream pipeline	74	2	7	83
	$558	$30	$98	$686

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2022:
Gas utilities	$579	$6	$—	$585
Downstream, industrial & energy transition	367	14	104	485
Upstream production	218	58	60	336
Midstream pipeline	171	5	8	184
	$1,335	$83	$172	$1,590
2021:
Gas utilities	$476	$3	$—	$479
Downstream, industrial & energy transition	274	9	102	385
Upstream production	149	44	77	270
Midstream pipeline	143	6	12	161
	$1,042	$62	$191	$1,295

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2022	2021
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$253	$240
Carbon steel pipe, fittings and flanges	196	151
Gas products	219	184
All other products	149	110
	817	685
Less: Excess of average cost over LIFO cost (LIFO reserve)	(239)	(213)
Less: Other inventory reserves	(23)	(19)
	$555	$453

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

Expense associated with our operating leases was $10 million and $20 million for the three and six months ended June 30, 2022, and $10 million and $19 million for the three and six months ended June 30, 2021, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million and $21 million for the three and six months ended June 30, 2022, and $8 million and $19 million for the three and six months ended  June 30, 2021.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2022	$20
2023	37
2024	33
2025	26
2026	23
After 2026	192
Total lease payments	331
Less: Interest	(116)
Present value of lease liabilities	$215

The term and discount rate associated with leases are as follows:

June 30,
Operating Lease Term and Discount Rate	2022
Weighted-average remaining lease term (years)	13
Weighted-average discount rate	6.7%

Amounts maturing after 2026 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding optional renewals, our weighted-average remaining lease term is 7 years.

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2022	2021
Senior Secured Term Loan B, net of discount and issuance costs of $1	$297	$297
Global ABL Facility	59	—
	356	297
Less: current portion	3	2
	$353	$295

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

Global ABL Facility: In September 2021, the Company entered into a Fourth Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. As part of the amendment, the multi-currency global asset-based revolving credit facility was reduced to $750 million from $800 million and the maturity was extended to September 2026 from September 2022. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $529 million as of  June 30, 2022.

Interest on Borrowings: The interest rates on our outstanding borrowings at June 30, 2022 and December 31, 2021, including a floating to fixed interest rate swap, are set forth below:

	June 30,	December 31,
	2022	2021
Senior Secured Term Loan B	5.67%	5.41%
Global ABL Facility	3.56%	-%
Weighted average interest rate	5.32%	5.41%

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

The Preferred Stock is convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represents an initial conversion price of $17.88 per share of common stock, subject to adjustment. The Company currently has the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at par value, subject to certain redemption price adjustments. We may elect to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock if the last reported sale price of the common stock has been at least 150% of the conversion price then in effect for a specified period. The conversion rate is subject to customary anti-dilution and other adjustments.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2022, 90,015 shares of restricted stock, 423,896 performance share unit awards and 1,006,519 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees. To date, 12,574,678 shares have been granted under this plan. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2022	2021
Currency translation adjustments	$(229)	$(225)
Hedge accounting adjustments	1	(5)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(229)	$(231)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$14	$4	$30	$1
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income (loss) attributable to common stockholders	$8	$(2)	$18	$(11)

Weighted average basic shares outstanding	83.6	82.6	83.4	82.5
Effect of dilutive securities	1.3	-	1.2	-
Weighted average diluted shares outstanding	84.9	82.6	84.6	82.5

Net income (loss) per share:
Basic	$0.10	$(0.02)	$0.22	$(0.13)
Diluted	$0.09	$(0.02)	$0.21	$(0.13)

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2022 and 2021, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2022, we had approximately 1.3 million and 1.6 million anti-dilutive stock options, restricted stock units, and performance units. For the three and six months ended  June 30, 2021, we had approximately 4.1 million and 4.3 million anti-dilutive stock options, restricted stock units, and performance units.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Sales
U.S.	$717	$558	$1,335	$1,042
Canada	40	30	83	62
International	91	98	172	191
Consolidated sales	$848	$686	$1,590	$1,295

Operating income (loss)
U.S.	$30	$7	$59	$6
Canada	(1)	-	(1)	-
International	2	3	2	7
Total operating income	31	10	60	13

Interest expense	(5)	(6)	(11)	(12)
Other, net	(6)	1	(6)	1
Income before income taxes	$20	$5	$43	$2

	June 30,	December 31,
	2022	2021
Total assets
U.S.	$1,541	$1,427
Canada	85	53
International	238	191
Total assets	$1,864	$1,671

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2022	2021	2022	2021
Line pipe	$132	$100	$244	$165
Carbon fittings and flanges	116	88	216	173
Total carbon pipe, fittings and flanges	248	188	460	338
Valves, automation, measurement and instrumentation	280	243	531	484
Gas products	198	162	382	296
Stainless steel and alloy pipe and fittings	58	36	94	65
General products	64	57	123	112
	$848	$686	$1,590	$1,295

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income (loss). Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was $0 million and a liability of $7 million as of June 30, 2022, and December 31, 2021, respectively.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. The total notional amount of our forward foreign exchange contracts was approximately $4 million at  June 30, 2022, and the fair value was not material. We had no foreign exchange contracts outstanding at  December 31, 2021.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $356 million and $297 million at June 30, 2022 and December 31, 2021, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $348 million and $296 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2022, we are named a defendant in approximately 552 lawsuits involving approximately 1,117 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 10,000 suppliers. With over 100 years of experience, our over 2,600 employees serve approximately 10,000 customers through 205 service locations including regional distribution centers, branches, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

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

Recent Trends and Outlook

During the three months ended June 30, 2022, revenue increased 14% sequentially from the three months ended March 31, 2022, outperforming our initial expectations and supporting our improved growth outlook for 2022. As market fundamentals in the industries we support continue to recover, our customers have increased their spending levels and demand for our products has increased. We continue to expect double-digit percentage revenue improvement in 2022 compared to 2021.

Gas Utilities
Our gas utility business continues to be our largest sector, making up 37% of our total company revenue with a 22% increase in sales compared to the six months ended June 30, 2021. This sector is expected to have continued strong growth in 2022 due to long-term market drivers including distribution integrity upgrade programs as well as new home construction. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2021, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 37% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While there is the potential for the housing market to decline with interest rate increases, we do not anticipate this to have a significant impact. The compound annual growth rate since 2010 for this sector is 11% and based on market fundamentals, we expect this area of our business to continue to have steady growth.

Downstream, Industrial and Energy Transition (DIET)
DIET, our second largest sector, generated 31% of our total company revenue and grew 26% from the first half of 2021. We continue to expect this sector to deliver strong growth in 2022 driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities, and project turnaround activity in refineries and chemical plants.

Industrial Info Resources (IIR) estimates for US petroleum refining spending, updated May 2022, continue to project a double-digit increase for both MRO activities and projects in 2022 over 2021. The energy transition portion of our business is growing rapidly, particularly for biofuels refinery projects. The outlook for energy transition projects in the coming years is robust, as pressure to decarbonize the economy rises. We are well-positioned to grow our energy transition business through our long-standing customer relationships as well as our product and global supply chain expertise.

Upstream Production and Midstream Pipeline
The upstream production and midstream pipeline sectors of our business are the most cyclical, and in the first half of 2022 these sectors represented about a third of our company revenues. The upstream production sector revenue increased 24% from the six months ended June 30, 2021, to the six months ended June 30, 2022, while the midstream pipeline sector increased 14% over the same period. We are expecting solid growth in both sectors in 2022. Sell-side equity research analysts publish a number of upstream spending estimates. As the year began, these estimates indicated U.S. upstream spending in 2022 was expected to experience double-digit percentage growth compared to 2021, varying by customer. Recent mid-year upstream spending estimates by the same sell-side equity analysts are projecting higher levels of customer spending in the second half of 2022 and in 2023, compared to their predictions announced earlier in the year. During the second quarter of 2022, Brent crude oil price averaged over $113 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $109 per barrel. Although, oil prices have recently declined from earlier highs, they remain at levels that support continued growth in drilling and completion activity by our customers.

There is the expectation that shale producers in the U.S. could increase drilling and production above levels already planned leading into 2022 to offset the reduced supply from Russia. While there are many near-term constraints including labor, supplies and equipment, the potential to begin to resolve these issues later in the year is anticipated. Many customers have expressed a desire to remain consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements, given the uncertainty of the situation and the market constraints. However, given supportive commodity prices and growing public pressure, there is the potential for this posture to shift.

To the extent completion activity and related production increases, this could have the impact of improving our revenue opportunities in our upstream production and midstream pipeline sectors. Higher production levels are driving the need for additional gathering and processing infrastructure benefitting our midstream business. Analysts are projecting that North America upstream capital spending in 2022 will be more heavily weighted to drilling activity instead of completions activity. Completions are correlated more closely to our upstream revenue. Furthermore, since the U.S. rig count reached a low in the second quarter of 2020, private operators, who historically have represented a smaller portion of our upstream revenue, have driven the majority of the rig count increases. As such, our company upstream revenue may trend lower compared to projected market improvements in the U.S. upstream spending estimates.

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

Supply Chain and Labor
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

Globally, we are being impacted by labor constraints as the post-pandemic recovery has lowered unemployment rates and created increased competition among companies to attract and retain personnel, which has increased our selling, general and administrative expense. We proactively monitor market trends in the areas where we have operations and, due to our efficient sourcing practices, we have experienced little to no disruption supporting our customers.

COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic as the number of cases and hospitalizations have recently increased. If we were to develop a COVID-19 outbreak at one of our facilities, we have plans to isolate those in contact with potentially infected employees and to either staff the facility with employees from other facilities or supply product to customers from other facilities. We monitor guidelines of the U.S. Centers for Disease Control ("CDC") and other authorities on an ongoing basis. As various governmental isolation orders evolve, we continue to review our operational plans to continue operating our business while addressing the health and safety of our employees and those with whom our business comes into contact.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2022	2021	2021
U.S.	$526	$350	$257
Canada	54	35	13
International	166	135	124
	$746	$520	$394

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Average Rig Count (1):
United States	713	450	675	423
Canada	113	72	154	107
Total North America	826	522	829	530
International	816	734	819	716
Total	1,642	1,256	1,648	1,246

Average Commodity Prices (2):
WTI crude oil (per barrel)	$108.83	$66.19	$102.01	$62.21
Brent crude oil (per barrel)	$113.84	$68.98	$107.20	$64.95
Natural gas ($/MMBtu)	$7.50	$2.95	$6.08	$3.22

New Privately-Owned Housing Units Started(3):
Total units (in thousands)			1,559	1,664

Average Monthly U.S. Well Permits (4)	3,499	1,885	3,201	1,863
U.S. Wells Completed (2)	2,862	2,328	5,639	4,465
3:2:1 Crack Spread (5)	$49.02	$20.74	$37.73	$18.66

_______________________
(1) Source-Baker Hughes (www.bhge.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-U.S. Census Bureau and U.S. Department of Housing and Urban Development, New Residential Construction
(4) Source-Evercore ISI Research
(5) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The breakdown of our sales by sector for the three months ended June 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended
	June 30, 2022		June 30, 2021
Gas utilities	$314	37%	$269	39%
Downstream, industrial and energy transition	259	31%	191	28%
Upstream production	178	21%	143	21%
Midstream pipeline	97	11%	83	12%
	$848	100%	$686	100%

For the three months ended June 30, 2022 and 2021, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change
Sales:
U.S.	$717	$558	$159	28%
Canada	40	30	10	33%
International	91	98	(7)	(7)%
Consolidated	$848	$686	$162	24%

Operating income (loss):
U.S.	$30	$7	$23	N/M
Canada	(1)	-	(1)	N/M
International	2	3	(1)	(33)%
Consolidated	31	10	21	N/M

Interest expense	(5)	(6)	1	(17)%
Other, net	(6)	1	(7)	N/M
Income tax expense	(6)	(1)	(5)	N/M
Net income	14	4	10	N/M
Series A preferred stock dividends	6	6	-	N/M
Net income (loss) attributable to common stockholders	$8	$(2)	$10	N/M

Gross profit	$151	$112	$39	35%
Adjusted Gross Profit (1)	$181	$134	$47	35%
Adjusted EBITDA (1)	$65	$36	$29	81%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $848 million for the three months ended June 30, 2022, as compared to $686 million for the three months ended June 30, 2021, an increase of $162 million, or 24%.

U.S. Segment—Our U.S. sales increased to $717 million for the three months ended June 30, 2022, from $558 million for the three months ended June 30, 2021. This $159 million, or 28%, increase reflected a $62 million increase in the downstream, industrial and energy transition sector due to increased renewable biofuel projects and additional turnaround project and maintenance spending for both refining and chemicals customers. Gas utilities sales increased $44 million driven by increased activity levels related to our customers' integrity upgrade programs, smart meter programs and seasonal demand. Upstream Production sales increased $36 million primarily due to increased customer spending for more well completions. Midstream Pipeline sales improved $17 million driven by new gathering and processing infrastructure as a result of increased production levels.

Canada Segment—Our Canada sales increased to $40 million for the three months ended June 30, 2022, from $30 million for the three months ended June 30, 2021. The $10 million, or 33%, increase is primarily driven by the upstream production sector from increased customer capital budgets due to supportive commodity prices.

International Segment—Our International sales decreased to $91 million for the three months ended June 30, 2022, from $98 million for the same period in 2021. The $7 million, or 7%, decrease is primarily due to the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $10 million, or 11%.

Gross Profit.  Our gross profit was $151 million (17.8% of sales) for the three months ended June 30, 2022, as compared to $112 million (16.3% of sales) for the three months ended June 30, 2021. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $20 million for the second quarter of 2022 compared to an $11 million increase in cost of sales in the three months ended June 30, 2021.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $181 million (21.3% of sales) for the three months ended June 30, 2022, from $134 million (19.5% of sales) for the three months ended June 30, 2021, an increase of $47 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2022	of Revenue*	2021	of Revenue
Gross profit, as reported	$151	17.8%	$112	16.3%
Depreciation and amortization	4	0.5%	5	0.7%
Amortization of intangibles	6	0.7%	6	0.9%
Increase in LIFO reserve	20	2.4%	11	1.6%
Adjusted Gross Profit	$181	21.3%	$134	19.5%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $120 million (14.2% of sales) for the three months ended June 30, 2022, as compared to $102 (14.9% of sales) million for the three months ended June 30, 2021. The $18 million increase in SG&A was driven by increased salaries and related benefits, as well as hiring additional resources to support the growth in our business.

Operating Income (Loss). Operating income was $31 million for the three months ended June 30, 2022, as compared to income of $10 million for the three months ended June 30, 2021, an increase of $21 million.

U.S. Segment—Operating income for our U.S. segment was $30 million for the three months ended June 30, 2022, compared to income of $7 million for the three months ended June 30, 2021, a $23 million increase. The $23 million increase for the three months ended June 30, 2022 was attributable to higher revenues and improved gross profit percentage due to product mix.

Canada Segment—Operating loss for our Canada segment was $1 million for the three months ended June 30, 2022, compared to breakeven for the three months ended June 30, 2021. While revenue improved over the same period, operating loss increased due to a reduction in COVID-19 subsidies from the Canadian government.

International Segment—Operating income for our International segment was $2 million for the three months ended June 30, 2022, as compared to income of $3 million for the three months ended June 30, 2021.

Interest Expense. Our interest expense was $5 million and $6 million for the three months ended June 30, 2022 and 2021, respectively.

Income Tax Expense. Our income tax expense was $6 million for the three months ended June 30, 2022 as compared to $1 million expense for the three months ended June 30, 2021 primarily due to increased profitability. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate. Our effective tax rates were 30% and 20% for the three months ended June 30, 2022 and 2021, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The effective tax rate for the three months ended June 30, 2022 was higher than the statutory rate primarily due to unbenefited foreign losses.

Net Income. Our net income was $14 million for the three months ended June 30, 2022, as compared to net income of $4 million for the three months ended June 30, 2021.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $65 million (7.7% of sales) for the three months ended June 30, 2022, as compared to $36 million (5.2% of sales) for the three months ended June 30, 2021.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2022	2021
Net income	$14	$4
Income tax expense	6	1
Interest expense	5	6
Depreciation and amortization	4	5
Amortization of intangibles	6	6
Increase in LIFO reserve	20	11
Equity-based compensation expense	3	2
Foreign currency losses	7	1
Adjusted EBITDA	$65	$36

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The breakdown of our sales by sector for the six months ended June 30, 2022 and 2021 was as follows (in millions):

	Six Months Ended
	June 30, 2022		June 30, 2021
Gas utilities	$585	37%	$479	37%
Downstream, industrial and energy transition	485	31%	385	30%
Upstream production	336	21%	270	21%
Midstream pipeline	184	11%	161	12%
	$1,590	100%	$1,295	100%

For the six months ended June 30, 2022 and 2021, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change
Sales:
U.S.	$1,335	$1,042	$293	28%
Canada	83	62	21	34%
International	172	191	(19)	(10)%
Consolidated	$1,590	$1,295	$295	23%

Operating income (loss):
U.S.	$59	$6	$53	N/M
Canada	(1)	-	(1)	N/M
International	2	7	(5)	(71)%
Consolidated	60	13	47	N/M

Interest expense	(11)	(12)	1	(8)%
Other, net	(6)	1	(7)	N/M
Income tax expense	(13)	(1)	(12)	N/M
Net income	30	1	29	N/M
Series A preferred stock dividends	12	12	-	N/M
Net income (loss) attributable to common stockholders	$18	$(11)	$29	N/M

Gross profit	$287	$215	$72	33%
Adjusted Gross Profit (1)	$333	$252	$81	32%
Adjusted EBITDA (1)	$113	$60	$53	88%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales.  Our sales were $1,590 million for the six months ended June 30, 2022, as compared to $1,295 million for the six months ended June 30, 2021, an increase of $295 million, or 23%.

U.S. Segment—Our U.S. sales increased to $1,335 million for the six months ended June 30, 2022, from $1,042 million for the six months ended June 30, 2021. This $293 million, or 28%, increase reflected a $103 million increase in the gas utilities sector driven by the full implementation of a new customer contract, increased activity levels and continued execution of our customers' integrity upgrade programs, smart meter programs and seasonal demand. Downstream, industrial and energy transition sector sales increased $93 million due to increased renewable biofuels projects and additional turnaround project and maintenance spending for both refining and chemicals customers. Upstream Production sales increased $69 million primarily due to increased customer spending for more well completions. Midstream Pipeline sales improved $28 million driven by new gathering and processing infrastructure as a result of increased well completion activity.

Canada Segment—Our Canada sales increased to $83 million for the six months ended June 30, 2022, from $62 million for the six months ended June 30, 2021. The $21 million, or 34%, increase is primarily driven by the upstream production sector from increased customer capital budgets based on improved commodity prices.

International Segment—Our International sales decreased to $172 million for the six months ended June 30, 2022, from $191 million for the same period in 2021. The $19 million, or 10%, decrease is primarily due to the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $15 million, or 9%.

Gross Profit.  Our gross profit was $287 million (18.1% of sales) for the six months ended June 30, 2022, as compared to $215 million (16.6% of sales) for the six months ended June 30, 2021. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $26 million for the first half of 2022 compared to a $15 million increase in cost of sales in the first half of 2021.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $333 million (20.9% of sales) for the six months ended June 30, 2022, from $252 million (19.5% of sales) for the six months ended June 30, 2021, an increase of $81 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2022	of Revenue*	2021	of Revenue
Gross profit, as reported	$287	18.1%	$215	16.6%
Depreciation and amortization	9	0.6%	10	0.8%
Amortization of intangibles	11	0.7%	12	0.9%
Increase in LIFO reserve	26	1.6%	15	1.2%
Adjusted Gross Profit	$333	20.9%	$252	19.5%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $227 million (14.3% of sales) for the six months ended June 30, 2022, as compared to $202 million (15.6% of sales) for the sixmonths ended June 30, 2021. The $25 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity offset by a $2 million payroll tax benefit from the Employee Retention Credit in the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Relief Act. For the sixmonths ended June 30, 2021, personnel costs included $2 million of employee separation costs.

Operating Income (Loss). Operating income was $60 million for the six months ended June 30, 2022, as compared to operating income of $13 million for the six months ended June 30, 2021, an increase of $47 million.

U.S. Segment—Operating income for our U.S. segment was $59 million for the six months ended June 30, 2022, compared to operating income of $6 million for the six months ended June 30, 2021, a $53 million increase. The $53 million increase was attributable to higher revenues and improved gross profit percentage due to product mix.

Canada Segment—Operating loss for our Canada segment was $1 million for the six months ended June 30, 2022, compared to breakeven for the six months ended June 30, 2021.

International Segment—Operating income for our international segment was $2 million for the six months ended June 30, 2022, as compared to operating income of $7 million for the six months ended June 30, 2021, primarily due to reduced sales.

Interest Expense. Our interest expense was $11 million and $12 million for the six months ended June 30, 2022 and 2021.

Income Tax Expense. Our income tax expense was $13 million for the six months ended June 30, 2022 as compared to $1 million expense for the six months ended June 30, 2021 primarily due to increased profitability. We record income tax expense for interim periods based on our estimated annual effective tax rate. Our effective tax rates were 30% and 50% for the six months ended June 30, 2022 and 2021, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes and differing foreign income tax rates. The 30% tax rate for the six months ended June 30, 2022 was primarily due to unbenefited foreign losses. The 50% effective tax rate for the  six months ended June 30, 2022 was primarily driven by the low level of pre-tax income and losses netted across all jurisdictions.

Net Income. Our net income was $30 million for the six months ended June 30, 2022, as compared to net income of $1 million for the six months ended June 30, 2021.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $113 million (7.1% of sales) for the six months ended June 30, 2022, as compared to $60 million (4.6% of sales) for the six months ended June 30, 2021.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2022	2021
Net income	$30	$1
Income tax expense	13	1
Interest expense	11	12
Depreciation and amortization	9	10
Amortization of intangibles	11	12
Employee separation	-	1
Increase in LIFO reserve	26	15
Equity-based compensation expense	6	7
Foreign currency losses	7	1
Adjusted EBITDA	$113	$60

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility. As of June 30, 2022, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $297 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2021, we are not required to make an excess cash flow payment for 2021 in 2022.

In September 2021, we amended and renewed our Global ABL Facility. The Global ABL Facility now matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings under the facility bear interest at LIBOR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2022, we had $59 million borrowings outstanding and $529 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At June 30, 2022, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $550 million. As of June 30, 2022, and December 31, 2021, we had cash of $21 million and $48 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2022, and based on our current forecasts, we expect to remain in compliance. We plan to transition to the Secured Overnight Financing Rate (SOFR) on the Global ABL Facility by the end of the year.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(63)	$47
Investing activities	(7)	(2)
Financing activities	45	(101)
Net decrease in cash and cash equivalents	$(25)	$(56)

Operating Activities

Net cash used in operating activities was $63 million during the six months ended June 30, 2022, compared to $47 million provided during the six months ended June 30, 2021. The change in operating cash flows was primarily the result of an increase in working capital as a result of inventory purchases and other expenses to support growing market activity offset by improved profitability.

Investing Activities

Net cash used in investing activities was primarily comprised of capital expenditures totaling $5 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.

Financing Activities

Net cash provided by financing activities was $45 million for the six months ended June 30, 2022, compared to $101 million used in financing activities for the six months ended June 30, 2021, primarily due to net proceeds from revolving credit facilities of $60 million in the first half of 2022 compared to $0 million in the first half of 2021. In the first six months of 2021, we made a payment of $86 million on our Term Loan as a result of excess cash flow generation in 2020. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2022

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer