Form 10-K
period 2022-12-31
MRC GLOBAL INC.
filed 2023-02-14
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $833 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2022. There were 83,653,998 shares of the registrant’s common stock (excluding 119,782 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2023 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “MRC Global,” “MRC,” “we,” “us,” “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General

We are the leading global distributor of pipe, valves and fittings ("PVF") and other infrastructure products and services to diversified gas utility, energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 9,000 suppliers. With over 100 years of experience, our 2,800 employees serve approximately 10,000 customers through digital commerce applications and 212 service locations including regional distribution centers, service centers, corporate offices and third party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in energy, industrial and gas utility sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 30 years with our 25 largest customers.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As a distributor of PVF and other infrastructure products to diversified gas utility, energy and industrial sectors, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships. Our strategic objectives are to:

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

We maintain a diverse universe of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously providing our customers access to alternative sources of supply and high-quality products across the entire spectrum of their product needs. We continually broaden our product and service offerings and supplier base. Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals, products that prevent the unwanted emission of greenhouse gases, such as methane, and other industrial supply products. We remain focused on products and value-added services such as valves, valve automation and modification, measurement and instrumentation, as well as, high alloy products that command higher margins.

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

Generally, we grow through organic investment in the current markets we serve, but we may pursue available acquisition opportunities or consider expanding into markets that we do not currently serve to further diversify our revenue stream.

We invest in information technology (“IT”) systems and service center infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. We continue to develop our digital commerce platform, MRCGO™. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives. Through this platform we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our cost to serve by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the regional distribution center (“RDC”) fulfillment model. Where practical and cost effective, we are delivering directly from our RDCs to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. Globally, over the last twelve months, 41% of our revenue was generated through digital channels. Additionally, over 47% of our customer orders were digital.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S. and western Canada, as well as Europe, Asia, Australasia, and the Middle East. Many of these locations are also strategically located to service gas utilities and industrial customers. We service Africa, Central and South America and other regions on an export basis. Our business is segregated into three geographical operating segments: U.S., Canada and International. These segments represent our business of providing PVF and other infrastructure products and services to the sectors that we serve. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost work-day rate (“LWDR”), both per 200,000 hours worked. Our TRIR was 0.78 in 2022. This compares favorably to the 2021 U.S. Bureau of Labor Statistics (“BLS”) average of 3.4 for wholesalers of metal products. Our LWDR was 0.12 in 2022. This also compares favorably to the BLS average of 1.6 for wholesalers of metal products.

Products:  We distribute a complete line of PVF products, primarily used in gas utilities, energy and industrial infrastructure applications. The products we distribute are used in the construction, maintenance, repair and overhaul of equipment used in extreme operating conditions such as high pressure, high/low temperatures and highly corrosive and abrasive environments. We are required to carry significant amounts of inventory to meet the rapid delivery, often same day, requirements of our customers. The breadth and depth of our product and service offerings and our extensive global presence allow us to provide high levels of service to our customers. Due to our broad inventory coverage, we are able to fulfill more orders faster, including those with lower volume and specialty items, than we would be able to if we operated on a smaller scale or only at a local or regional level. Key product types are described below:

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

Our self-service portal and system interfaces facilitate digital transaction exchange between our customers’ and our proprietary IT systems. This allows us to interface with our customers’ IT systems with cross-referenced part numbers, customized pricing, customized business to business processes, streamlining the order to cash process making it easier and more efficient to purchase our products. Such services strengthen our position with customers as we become more integrated into their supply chain, and we are able to market a “total transaction value” solution rather than individual products.

We continue to invest in and expand our comprehensive IT systems. In North America, we operate an enterprise resource planning (“ERP”) system, enhanced with differentiating distribution and service functionality. Our International business is on a separate ERP platform. These systems, which provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our MRCGO™ platform, further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements.

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

For years, in our valve engineering centers, we have designed and constructed assemblies that combine actuators with the valves we sell. In addition, we have a valve engineering and modification center in La Porte, Texas that provides services, primarily to our midstream pipeline customers. At this facility, we modify valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations.

We provide customers with our ValidTorque™ service, whereby we utilize specialized test benches to provide customers with data on the operating characteristics of their valves and actuators. In addition, we have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of over 9,000 suppliers in over 50 countries. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Purchases from our 25 largest suppliers in 2022 approximated 43% of our total purchases, with our single largest supplier constituting approximately 5%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

We utilize a variety of freight carriers in addition to our corporate truck fleet to ensure timely and efficient delivery of our products. With respect to deliveries of products from us to our customers, or our outbound freight, we utilize both our corporate fleet and third-party transportation providers. With respect to shipments of products from suppliers to us, or our inbound freight, we principally use third-party carriers.

Sales and Marketing: We distribute our products to a wide variety of end-users. Our broad inventory offering and distribution network allows us to serve large customers with consistent, high-quality service that is unrivaled in our industry. Local relationships, depth of inventory, responsive service and timely delivery are critical to the sales process in the PVF distribution industry. Our sales efforts are customer and product driven and provide a system that is more responsive to changing customer and product needs than a traditional, fully centralized structure.

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

Our over 190 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be service center outside sales representatives, who focus on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of over 700 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

Customers: Our principal customers are companies active in the gas utilities, downstream, industrial and energy transition, upstream production and midstream pipeline sectors. Due to the demanding operating conditions in these sectors, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, reliable products and value-added services and solutions.

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

Backlog: We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$539	$350	$193
Canada	45	35	13
International	158	135	134
	$742	$520	$340

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within 12 months.

Competition: We are the leading global PVF distributor to the gas utility, energy and industrial end markets. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include, among others, large PVF distributors, several regional or product-specific competitors and many local, family-owned and privately held PVF distributors. In addition, most of our suppliers also sell directly to end users.

Human Capital

Employees.  We are a global team in 15 countries dedicated to our customers, our communities and each other. MRC Global employees regularly go out of their way to support each other in times of need, provide excellent service to our customers and uplift the communities where they live and work. As of December 31, 2022, we had 2,800 employees. Approximately 68% of our employees are in the U.S., 25% are in our International segment, and 7% are in Canada. In the U.S., Norway and Australia, as of December 31, 2022, we had 103 employees that belonged to a union and an additional 150 non-union employees that are covered by union negotiated agreements. We consider our relationships with our employees to be good.

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

Employee Development.  MRC Global provides its employees with educational tools and development opportunities to continually improve their talent and skills. We maintain an organizational development and learning function with employees who develop and present training along with other subject matter experts inside and outside of the company. Because our workforce is distributed over 212 locations in 15 countries, we also maintain a strong internet-delivered learning management system ("LMS") that has many training modules that can be accessed throughout our company. Many of these training modules include interactive training, so that trainees are engaged as they learn. We require employees to take certain modules on anti-harassment, anti-discrimination, legal compliance, safety and computer security at regular intervals. We provide additional training covering the Company’s proprietary procedures and systems, product knowledge, leadership and management, sales skills, Microsoft Office 365 applications and a wide variety of IT areas. As we are increasing our digital capabilities through our MRCGOTM offering as well as other internal initiatives, we are increasing opportunities for employees to develop, implement, use and promote these digital platforms. In addition to modules on the Company’s LMS, we provide employees many opportunities to grow their product knowledge through targeted training that the Company, its suppliers or its customers present. We track our training, so that every employee has a training record and plan. Our on-boarding process for new employees provides a broad and accelerated understanding of MRC Global’s business and culture. Finally, we periodically assess our employees’ satisfaction and engagement through regular individual development reviews as well as company-wide surveys.

MRC Global’s employee development process begins upon hire and includes twice yearly check-ins to track development progress and discuss performance. MRC Global also offers employees with more than six months of service the opportunity to participate in a tuition reimbursement plan for both graduate and undergraduate courses that align with their career objectives within the company. MRC Global also hosts internships and apprentice programs in some countries. Both of these initiatives focus on allowing young employees the opportunity to learn on the job training and gain experience in technical product roles.

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

Diversity.  As we operate in many countries and have an increasingly global and diverse customer base, we strive to have our team members reflect this diversity of cultures, backgrounds and approaches in our business. We are committed to maintaining a harassment and discrimination-free workplace where every employee feels safe, valued and encouraged regardless of age, gender, race, religion, ethnicity, sexual orientation, veteran status, disabilities or backgrounds. We want every one of our employees to have the opportunity to grow his or her career. While we do not maintain specific diversity quotas, our Human Resources Department actively monitors our hiring and promotion processes, so that diverse candidates are considered for open roles. In addition, as part of our succession planning process, we identify high potential employees that include diverse candidates that are considered for promotions and developmental assignments. In 2022, across our global workforce, 29% of our employees were female. Additionally, 24% of our directors and above were female and 53% of our workforce in corporate functions were women.

Monitoring for Success.  We monitor our workforce to determine its overall effectiveness by reviewing metrics related to headcount, composition, voluntary and involuntary turnover, diversity, performance per employee (such as revenue per employee or adjusted EBITDA per employee) and selling, general and administrative expense as a percentage of sales. In 2020, we implemented a new human capital management system that is global in nature to help us manage our employee initiatives and development. Since the initial implementation, we have continued to enhance the system with surveying, compensation and timekeeping functionality to better improve utility and employee and supervisor experiences.

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

Market Opportunities.  As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the environment. In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. In November 2021, the EPA initiated a rulemaking process to require the reduction of methane in oil and gas production and hydrocarbon pipelines. The recently enacted Inflation Reduction Act has provisions that further incentivize oil and gas producers to reduce methane emissions. We sell a number of products that reduce the emissions of gases, including methane. In particular, in 2022, 96% of our sales of valves were low-emission valves that control methane and other emissions. Many of the other valves that we sold were sold into applications such as the transfer of water that do not emit greenhouse gases or environmentally dangerous substances.

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

Certain environmental laws, such as the U.S. federal Superfund law or its state or foreign equivalents, may impose the obligation to investigate, remediate, monitor and clean up contamination at a facility on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. These environmental laws may impose liability without regard to fault or to the legality of the activities giving rise to the contamination. Although we are not aware of any active litigation against us under the U.S. federal Superfund law or its state or foreign equivalents, we have identified contamination at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and clean up these conditions. To date, these costs have not had a material impact on our business. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. We believe that indemnities contained in certain of our acquisition agreements may cover certain environmental conditions existing at the time of the acquisition subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

Certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels. For instance, in September 2016, 175 countries ratified the Paris Agreement, which requires member countries to review and determine their respective goals towards reducing greenhouse gas emissions. While the U.S. initially chose to pull out of the Paris Agreement, the new administration has implemented executive orders for the U.S. to rejoin the agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. Certain states, regions and cities have also adopted or are considering environmental laws that impose overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandate the increased use of electricity from renewable energy sources. It is not possible to predict how new environmental laws to address greenhouse gas emissions, including new laws or programs implemented by the new administration, would impact our business or that of our customers, but these laws and regulations could impose costs on us or create a shift in the market for the products that we distribute and hence affect our business. The U.S. Energy Information Agency ("EIA") in its International Energy Outlook 2022 report continues to project, based on the agency's reference case, increases in world energy consumption for oil and gas through 2050, although this projection could change depending on regulatory developments, technological changes and changes in energy mix.

In addition, the EPA has previously implemented regulations that require permits for and reductions in greenhouse gas emissions for certain categories of emission sources, including (among others) New Source Performance Standards for new power plants and emission guidelines for existing power plants (commonly known as the “Clean Power Plan”). In anticipation of and in response to these regulations, United States electric producers have been switching from coal to natural gas as a cleaner burning fuel source. This replacement of coal for natural gas has benefitted our business as our customers include natural gas producers. There have been various court challenges and regulatory changes to these EPA regulations, such as the EPA’s June 2019 repeal of the Clean Power Plan and finalization of a replacement rule (known as the Affordable Clean Energy Rule) and, in January 2021, a D.C. Circuit vacatur of the Affordable Clean Energy Rule. Even so, switching from coal to natural gas has continued, in part, driven by low natural gas prices as well as continued regulatory uncertainty regarding coal emissions. In November 2021, the EPA proposed amendments to the existing greenhouse gas emissions regulations for the oil and natural gas production industry, but it is currently not possible to predict the final scope of any new rule and, therefore, how this new rule will impact our business or that of our customers. We predominately sell valves and other products that assist customers in the prevention of emissions of greenhouse gases, such as methane, and believe that the passage of a final rule could be an opportunity to assist customers with their compliance with the rule.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2022 and 2021 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the industries that we serve. For instance, demand for our products and services is sensitive to capital expenditures for the addition of distribution capacity and replacement of aging infrastructure in our gas utilities business. In our upstream production, midstream pipeline and refining portion of our downstream, industrial and energy transition sectors, demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development, production, transportation and refining activity of, and the corresponding capital and operating expenditures by oil and gas companies. Other industrial sectors have various drivers for their capital expenditures. If our customers’ capital expenditures decline, our business will suffer.

General economic conditions may adversely affect our business.

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute. If general economic conditions deteriorate and the business of our customers in one or more of our end market sectors is negatively impacted, our customers may curtail their capital expenditures and demand for our products may suffer. General economic factors beyond our control that affect our business and customers include (among others) interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates, and other economic matters that influence our customers' spending.

Geopolitical events may adversely affect our business

U.S. and global general geopolitical events and relations among countries affect many aspects of our business as well as general economic conditions. These events could include (among others) the commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability or the restriction of the flow of goods, data, people or capital among various countries. Governments in the countries where we do business could impose new taxes, change tax policies, change laws, add protectionist policies for their country, impose tariffs or export quotas, impose embargos or restrict imports or exports or impose economic sanctions. These sorts of actions could adversely impact our suppliers, our prices, our customers' demand for our products and our ability to receive payments.

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

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand, production difficulties that might extend lead times or a supplier’s decision to sell its products through other distributors. For instance, during various times during the COVID-19 pandemic starting in 2020, supply chain shortages have resulted from lockdowns and related health measures in various jurisdictions, labor shortages and transportation delays. Our inability to obtain products from suppliers and manufacturers in sufficient quantities to meet customer demand, or at all, could adversely affect our product and service offerings and our business.

The loss of third-party transportation providers, or conditions negatively affecting the transportation industry, could increase our costs or cause a disruption in our operations.

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

Highly inflationary environments may adversely impact our business. We may face supply cost increases due to, among other things, unexpected increases in demand for supplies, decreases in production of supplies, increases in the cost of raw materials, transportation shortages, changes in exchange rates or the imposition of import taxes or tariff on imported products. Any inability to pass supply price increases on to our customers could have a material adverse effect on us. For example, we may be unable to pass increased supply costs on to our customers because significant amounts of our sales are derived from stocking program arrangements, contracts and maintenance and repair arrangements, which provide our customers time limited price protection. In addition, if supply costs increase, our customers may elect to purchase smaller amounts of products or may purchase products from other distributors. While we may be able to work with our customers to reduce the effects of unforeseen price increases, we may not be able to reduce the effects of the cost increases.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 43% of our total purchases during the year ended December 31, 2022, were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business.

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

If through legislation, treaty or consumer preference, demand for oil and gas is substantially reduced through the use of alternative forms of energy and sales of our products to alternative energy producers are less than sales of our products to existing customers that produce, transport and use hydrocarbons as feedstock as well as sales to other customers, we could experience a reduction in sales, which could adversely impact our results and financial condition. Likewise, to the extent that governments limit the use of oil or gas in various applications, such as in prohibiting natural gas connections to newly constructed homes or buildings, we could also experience a reduction in sales, which could adversely impact our results and financial condition.

Adverse weather events or natural disasters could negatively affect our local economies or disrupt our operations.

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods and to natural disasters such as earthquakes, fires, volcanic eruptions and coronal mass ejections (sometimes referred to as solar flares). Weather events, in particular, may be increasing in frequency and severity due to climate change. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our service centers and require us to close service centers. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

From time to time, we may experience changes in our customer mix or in our product mix. We must provide the products that our customers need when they need them and provide an appropriate level of service to gain and retain customers.  If our customers' experience is negative or our customers require more lower-margin products from us and fewer higher-margin products, our business, results of operations and financial condition may suffer.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 54% of our sales for the year ended December 31, 2022. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of employees or local restrictions to combat the disease. In addition, our supply chain that spans over 50 countries could be negatively impacted if our suppliers are unable to operate their business. Such an adverse health event could adversely impact our business.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company’s reputation and image and private data exposure. We have implemented hardware and software solutions, processes, training and procedures to help mitigate this risk, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, may fail and do not guarantee that our financial results and operations will not be negatively impacted by such an incident. While we also have some insurance to protect against the financial damage that a cyber incident could cause, the insurance may not be adequate for every type of incident to protect against the financial damages that could occur. In some incidents, the Company may be required to shut off its computer systems, reboot them and reestablish its information from back up sources. In other incidents, the Company may be required under various laws to notify any third parties whose data has been compromised. These incidents can adversely affect us.

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

As of December 31, 2022, we had $447 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from acquisitions we have made over the past several years. The excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We have now and will likely continue to have indebtedness. As of December 31, 2022, we had total debt outstanding of $340 million and excess availability of $606 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

We are a defendant in lawsuits involving approximately 1,112 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

We have operations in the U.S. and in 14 other countries. Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In North America, we operate a hub and spoke model that is centered around our six distribution centers in the U.S. and Canada with 87 service center locations which have inventory and local employees and house 13 valve and engineering service centers. Our U.S. network is comprised of 78 service center locations and five distribution centers. In Canada, we have nine service center locations and one distribution center. We own less than 2% of our service center locations as we primarily lease these facilities. All of our distribution centers are leased.

Outside North America, we operate through a network of 23 service center locations located throughout Europe, Asia, Australasia and the Middle East, and seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Thirteen valve and engineering service centers are housed within our distribution centers and service center locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 14, 2023, are listed below.

Robert J. Saltiel, Jr., age 60, has served as our president and chief executive officer (“CEO”) and a member of our board of directors since March 2021. Prior to this, he served as president and CEO of Key Energy Services from 2018 to 2019 and of Atwood Oceanics from 2009 to 2017. Mr. Saltiel held positions of increasing leadership in strategy, operations and marketing at Transocean from 2003 to 2009. Mr. Saltiel’s prior experience includes positions at Nabors Industries, Enron Corp., McKinsey & Co. and ExxonMobil. Mr. Saltiel received a B.S. in chemical engineering from Princeton University in 1985 (magna cum laude) and an MBA from Northwestern University in 1990.

Kelly Youngblood, age 57, has served as our executive vice president and chief financial officer since March 2020 and executive vice president since November 2019. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a CPA and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 60, has served as our executive vice president – corporate affairs, general counsel, and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Board. Mr. Churay joined the Company in August 2011 as executive vice president and general counsel. Mr. Churay's prior experience includes positions at Rex Energy, Yellow Corporation, Baker Hughes and Norton Rose Fulbright. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center.

Grant Bates, age 51, is our senior vice president of North America operations and e-commerce since July 2021. Before that he served as senior vice president of strategy, corporate development and e-commerce since April 2020. Prior to that he served as senior vice president of operations, International and Canada, and operational excellence. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served in various roles with the Company and one of its predecessors. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

Shweta Kurvey-Mishra, age 43, serves as our senior vice president and chief human resources officer since January 2023. Prior to joining MRC Global, Ms. Kurvey-Mishra was the vice president - organization and talent development at Waste Management, an environmental services company. Prior to this she served as vice president of human resources of Silver Eagle Distributors from 2017 to 2019. Ms. Kurvey-Mishra previously held various senior management positions including director of diversity and inclusion at Illinois Tool Works. She holds a bachelor's degree in Commerce (Business) from the University of Mumbai in India and earned her Masters in Organizational Communication and Masters in Human Resources and Labor Relations from Michigan State University.

Rance Long, age 54, has served as our senior vice president of sales and marketing since July 2019. Most recently he served as our vice president business development, midstream pipeline & gas utilities since 2013. Prior to this role, he served as vice president of line pipe and was responsible for all line pipe sales in the US. He joined MRC Global as part of the acquisition of LaBarge Pipe and Steel in 2008. Mr. Long holds a bachelor’s degree in construction from Southern Illinois University Edwardsville.

Jack McCarthy, age 57, has served as our senior vice president of supply chain since July 2020. Most recently, he served as our vice president of supply chain and technical sales. Prior to that role, Mr. McCarthy served as vice president of carbon steel pipe, fittings, flanges and VAMI supply chain management where he led our line pipe team since 2011 with responsibilities for our carbon steel fittings and flanges being added in 2016. Prior to joining MRC Global with the acquisition of LaBarge Pipe and Steel in 2008, he held roles in business development, sales and sales management in the industrial distribution industry for 17 years. Mr. McCarthy is a graduate of the University of Illinois at Urbana-Champaign and is a former vice president and board member of the National Association of Steel Pipe Distributors.

Emily Shields, age 47, has served as our senior vice president of sustainability and assistant general counsel since June 2022. Most recently, she served as our assistant general counsel and compliance officer. Prior to joining MRC Global in 2013, Ms. Shields practiced litigation at the law firm of Morgan Lewis & Bockius L.L.P. She holds a bachelor's degree in speech communication from Texas A&M University and received her juris doctorate from South Texas College of Law.

Steve Smith, age 55, has served as our senior vice president of international operations since January 2022. Prior to that he served as vice president of Europe, Middle East and Africa and has held multiple sales and operations leadership roles at MRC Global and one of its predecessors.

Gillian Anderson, age 37, has served as our vice president and chief accounting officer since July 2021. Prior to that role, she held various positions with Ernst & Young LLP, including audit senior manager. Ms. Anderson is a CPA and a chartered accountant through the Institute of Chartered Accountants of Scotland. She holds an MA in accountancy and finance (with honors) from the University of Aberdeen (Scotland).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 7, 2023, there were 123 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our board of directors has not declared any dividends on common stock during 2022 or 2021 and currently has no intention to declare any dividends on common stock.

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

Issuer Purchases of Securities

None.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Philadelphia Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2017, in MRC Global Inc., the S&P 500 Index and the Philadelphia Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the energy, industrial and gas utilities industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	a decline in demand for certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

●	inability to attract and retain our employees or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act; and
●	risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the leading global distributor of pipe, valves, and fittings ("PVF") and other infrastructure products and services to diversified gas utility, energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	gas utilities (storage and distribution of natural gas)
●	downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	upstream production (exploration, production and extraction of underground oil and gas)
●	midstream pipeline (gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 9,000 suppliers. With over 100 years of history, our 2,800 employees serve approximately 10,000 customers through 212 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for customers by satisfying the most complex, multi- site needs of many of the largest companies in the energy, industrial and gas utilities sectors as their primary PVF supplier. We believe the critical role we play in our customers' supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 30 years with our 25 largest customers.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other oilfield and industrial supplies to gas utility, energy and industrial customers globally. Our business is, therefore, dependent upon both the current conditions and future prospects in these industries and, in particular, maintenance and expansionary operating and capital expenditures by our customers in each of our sectors. The outlook for PVF spending is influenced by numerous factors, including the following:

●

Gas Utility and Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for gas utilities, which is currently our largest sector by sales. Activity with customers in this sector is driven by upgrades and replacement of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time than our traditional oilfield-dependent businesses and moves independently of commodity prices.

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

●

Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply, impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times. These constraints can also present an opportunity, as our supply chain expertise allows us to meet customer expectations when the competition may not.

Recent Trends and Outlook

We have made significant strides in increasing the diversification of our end markets over the last few years, supporting our customers in the gas utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. For the year ended 2022, 68% of our revenue was derived from our gas utility and downstream, industrial and energy transition ("DIET") sectors, with the remainder in the upstream production and midstream pipeline sectors.

Gas Utilities

Our gas utility business continues to be our largest sector, making up 38% of our total company revenue with a 25% increase in revenue compared to 2021. This majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2021, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 37% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases and rising construction costs, we do not anticipate this to have a significant impact as customers will generally reallocate their budgets toward integrity upgrade projects. The compound annual growth rate since 2010 for this sector is 11% and based on market fundamentals and new market share opportunities, we expect this area of our business to continue to have steady growth. Additionally, this sector has proven historically to be less sensitive to a scenario of economic slowdown due to its reduced dependency on energy demand and commodity prices.

Downstream, Industrial and Energy Transition (DIET)

DIET, our second largest sector, generated 30% of our total company revenue for 2022 and grew 29% from 2021. We continue to expect this sector to deliver strong growth in 2023 driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This business has historically been less volatile than the upstream and midstream pipeline sectors as it is less commodity price dependent.

The energy transition portion of our business is growing rapidly, particularly for biofuels refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policy such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions and to demonstrate their commitment to address factors that cause climate change to investors and potential investors and other stakeholders. Our customer base is one of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind electric generation as well as longer-term efforts such as carbon capture and storage and hydrogen. These sorts of projects require similar products that we currently provide today to these customers. We also sell low-emission valves, which represent 96% of the valves we sell currently. Low-emission valves restrict the release of methane and other greenhouse gases into the environment. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Upstream Production and Midstream Pipeline

The upstream production and midstream pipeline sectors of our business are the most cyclical, and in 2022 these sectors represented about one-third of our company revenues. The upstream production sector revenue increased 30% in 2022 compared to 2021, while the midstream pipeline sector increased 15% over the same period. Initial estimates from sell side equity research analysts currently estimate double-digit growth in upstream spending in 2023. During 2022, Brent crude oil price averaged over $100 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $95 per barrel. Although, oil prices have recently declined from earlier highs in 2022, recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and despite recent volatility in various parts of the world, current prices remain elevated compared to previous years. If gas prices further decline or remain sustainably low, this could negatively impact our business.

The consistent expectation from research analysts is that the larger public exploration and production companies will drive a higher percentage of the activity increases in 2023, which bodes well for our Company as our revenue for these sectors is driven predominantly from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements.

To the extent completion activity and related production increase, this could have the impact of improving our revenue opportunities in our upstream production and midstream pipeline sectors. Higher production levels are driving the need for additional gathering and processing infrastructure benefitting our midstream pipeline business. Our upstream revenue is more correlated to new well completions rather than rig count.

Russia-Ukraine War

On February 24, 2022, Russia invaded Ukraine, which has had several consequences to the broader economy, global attitudes toward energy security and the pace of the energy transition. Government actions to reduce dependency on Russian fuels through embargoes and sanctions on Russia have spurred a commodity price spike, supply constraints and various policy changes to address energy security. While we have no operations or sales in Ukraine, Belarus or Russia, the conflict has impacted certain macro energy trends.

As Europe looks to replace Russian natural gas with more stable sources, liquified natural gas ("LNG") with its related infrastructure is being considered as an alternative to Russian gas supplies, with projects being considered in the U.S. and Europe. To the extent new LNG infrastructure is built, our midstream pipeline and our DIET sectors are well positioned to benefit from this growth.

Supply Chain and Labor

As a distribution business, we have closely monitored the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. Lead-times for purchases of certain products have extended substantially. We expect continued disruptions related to both lead-times and logistics for the foreseeable future. This disruption has complicated forecasting our inventory levels, however, our strong inventory positions have allowed us to continue to supply most customers with little interruption despite the delays from transportation providers. In those instances where there is interruption, we work with our customers to limit the impacts on their business and maintain an ongoing dialogue regarding the status of impacted orders. We experienced significant increases in transportation costs from prior year as the economies of the U.S. and other countries recover from the COVID-19 pandemic, although more recently, transportation costs have declined.

We continued to experience inflation this year for certain product categories. Although inflation causes the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the high volume of our purchases to achieve market competitive pricing and preferential allocations of limited supplies. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur. To the extent further pricing fluctuations impact our products, the impact on our revenue and cost of goods sold, which for our U.S. inventory is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures.

There has been little impact to our supply chain directly from the conflict in Ukraine. However, the COVID-19 lockdowns in China constrained the global supply chain and impacted the availability of some component parts, particularly for valves and meters. China has lifted these lockdowns but is experiencing an increased outbreak of the disease. We continue to monitor our supply chains for supply interruptions and work with our customers to manage any delays or source replacement parts.

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

Longer Term Outlook

In 2021, the U.S. President implemented executive orders for the U.S. to rejoin the Paris Agreement, which presumably will require the U.S. to set greenhouse gas reduction goals and enact policies to meet those goals. In November 2022, Congress passed, and the President signed into law, the Inflation Reduction Act (the "IRA"), which further encourages investments in energy alternatives to fossil fuels. The IRA provides funding and incentives to dramatically increase investments in alternative energy including wind, solar, hydrogen and other alternatives to fossil fuels and to support carbon capture, utilization and storage ("CCUS") projects. The IRA also has provisions that further support the EPA's efforts to curtail emissions of methane, a potent greenhouse gas, from oil and gas operations. While these policies are aimed at increasing decarbonization efforts in the United States, they do not directly inhibit the operations of our oil and gas customers. Many of MRC Global's customers are leading projects for the energy transition from carbon-based energy to alternative forms of energy, and we are positioned to supply our PVF products to projects in the energy transition such as biofuels, offshore wind, CCUS and hydrogen. In addition, MRC Global sells products, including low-emission valves that directly support our customers' methane reduction efforts and requirements.

We play a critical role in supporting our customers and the energy industry during the energy transition and throughout the cycles. The U.S. Energy Information Administration's ("EIA") Reference Case published in its "International Energy Outlook 2021" that world energy consumption will increase by nearly 50% between 2020 and 2050. Additionally, the EIA projects that renewable energy consumption will grow by 165% and that both natural gas and hydrocarbon based liquids consumption will both grow more than 30% between 2020 and 2050.

In 2022, the EIA published a Reference Case for the U.S. in its "Annual Energy Outlook 2022". In this reference case, the EIA projects that U.S. production of oil will grow by 17% from 2021 to 2050 and U.S. natural gas production will grow by almost 24% in the same period. This projected increase in oil and gas to meet the rise in energy demand continues to provide a robust market for our existing goods and services. Additionally, we expect our longer term growth to be heavily influenced by the rising demand for energy transition projects. Our existing traditional energy customer base is expected to reallocate increasing amounts of their future capital expenditures to fund many of these projects. We are well positioned for this future growth given our strong customer relationships and previous energy transition project experience.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$539	$350	$193
Canada	45	35	13
International	158	135	134
	$742	$520	$340

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table sets forth key industry indicators for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Average Rig Count (1):
United States	723	478	433
Canada	175	132	89
Total North America	898	610	522
International	851	755	825
Total Worldwide	1,749	1,365	1,347

Average Commodity Prices (2):
WTI crude oil (per barrel)	$94.90	$68.14	$39.16
Brent crude oil (per barrel)	$100.93	$70.86	$41.96
Henry Hub natural gas ($/MMBtu)	$6.45	$3.89	$2.03

Average Monthly U.S. Well Permits (3)	3,320	2,220	1,614
U.S. Wells Completed (2)	11,451	9,370	7,479
3:2:1 Crack Spread (4)	$36.79	$19.42	$11.29

(1)	Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3)	Source-Evercore ISI Research
(4)	Source-Bloomberg

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

The breakdown of our sales by sector for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	Year Ended December 31,
	2022		2021		2020
Gas utilities	$1,263	38%	$1,008	38%	$832	33%
Downstream, industrial & energy transition	1,009	30%	783	29%	$786	31%
Upstream production	707	21%	542	20%	600	23%
Midstream pipeline	384	11%	333	13%	342	13%
	$3,363	100%	$2,666	100%	$2,560	100%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Sales:
U.S.	$2,823	$2,178	$645	30%
Canada	166	132	34	26%
International	374	356	18	5%
Consolidated	$3,363	$2,666	$697	26%

Operating income (loss):
U.S.	$127	$(3)	$130	N/M
Canada	(1)	—	(1)	N/M
International	14	10	4	40%
Consolidated	140	7	133	N/M

Interest expense	(24)	(23)	(1)	4%
Other, net	(6)	2	(8)	N/M
Income tax expense	(35)	—	(35)	N/M
Net income (loss)	75	(14)	89	N/M
Series A preferred stock dividends	24	24	—	0%
Net income (loss) attributable to common stockholders	$51	$(38)	$89	N/M

Gross Profit	$610	$417	$193	46%
Adjusted Gross Profit (1)	$715	$537	$178	33%
Adjusted EBITDA (1)	$261	$146	$115	79%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 33-35 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $3,363 million for the year ended December 31, 2022, as compared to $2,666 million for the year ended December 31, 2021. The $697 million, or 26%, increase included a $47 million unfavorable impact from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales increased to $2,823 million for 2022 from $2,178 million for 2021. This $645 million, or 30%, increase reflected a $252 million improvement in the gas utilities sector driven by increased activity levels related to our customer safety related modernization and emission reduction programs in conjunction with continued infrastructure improvement projects. DIET sales increased $198 million due to increased renewable biofuel projects and additional turnaround projects and maintenance spending for refining, mining and chemical customers. Upstream production sales increased $137 million primarily due to increased customer spending for well completions. Midstream pipeline sales improved $58 million driven by new gathering and processing infrastructure as a result of increased production levels.

Canadian Segment—Our Canadian sales increased $34 million to $166 million for 2022 from $132 million for 2021. This 26% increase reflected a $29 million increase in the upstream production sector, a $5 million increase in the DIET sector, a $2 million increase in gas utilities, and a $2 million decrease in the midstream pipeline sector. The increase in the upstream sector was primarily due to increased capital budgets of our customers. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $6 million, or 4%.

International Segment—Our International sales increased $18 million to $374 million for 2022 from $356 million for 2021. The 5% increase is primarily driven by the DIET sector. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $41 million, or 11%.

Gross Profit. Our gross profit was $610 million (18.1% of sales) for the year ended December 31, 2022, as compared to $417 million (15.6% of sales) for the year ended December 31, 2021. The $193 million increase was primarily attributable to increased sales and the inflationary impact on our products, especially in our line pipe products driving higher gross margins. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $66 million in 2022 compared to a $77 million increase in cost of sales in 2021.

Adjusted Gross Profit. Adjusted Gross Profit increased to $715 million (21.3% of sales) for 2022 from $537 million (20.1% of sales) for 2021, an increase of $178 million. The increase was primarily due to improved margins on our line pipe, gas product and valves, automation, measurement and instrumentation sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2022	of Revenue*	2021	of Revenue
Gross profit, as reported	$610	18.1%	$417	15.6%
Depreciation and amortization	18	0.5%	19	0.7%
Amortization of intangibles	21	0.6%	24	0.9%
Increase in LIFO reserve	66	2.0%	77	2.9%
Adjusted Gross Profit	$715	21.3%	$537	20.1%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our service center and corporate operations are included in SG&A. Our SG&A expenses were $470 million (14.0% of sales) for the year ended December 31, 2022, as compared to $410 million (15.4% of sales) for the year ended December 31, 2021. The $60 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity, as well as hiring additional resources to support the growth in our business. The weakening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted SG&A by $9 million.

Operating Income. Operating income was $140 million for the year ended December 31, 2022, as compared to  $7 million for the year ended December 31, 2021, an increase of $133 million.

U.S. Segment—Our U.S. segment had an operating income of $127 million for 2022 as compared to an operating loss of $3 million for 2021. The $130 million improvement was attributable to higher revenues and improved gross profit percentage due to product mix.

Canadian Segment—Our Canadian segment had an operating loss of $1 million for 2022 as compared to an operating loss of $0 million for 2021.

International Segment—Our International segment had operating income of $14 million for 2022 as compared to operating income of $10 million in 2021. The $4 million improvement in operating income was primarily attributable to higher revenues.

Interest Expense. Our interest expense was $24 million for the year ended December 31, 2022, as compared to $23 million for the year ended December 31, 2021.

Other, net. Our other expense was $6 million for the year ended December 31, 2022, as compared to income of $2 million for the year ended December 31, 2021. The increase in other expense was primarily related to unfavorable foreign exchange rate impacts.

Income Tax Expense. Our income tax expense was $35 million for the year ended December 31, 2022, as compared to an expense of $0 million for the year ended December 31, 2021. Our effective tax rates were 32% and 0% for the years ended December 31, 2022 and 2021, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for 2022 was higher primarily due to unbenefited losses and taxes on foreign operations.

Net Income/(Loss). Our net income was $75 million for the year ended December 31, 2022, as compared to net loss of $14 million for the year ended December 31, 2021, an increase of $89 million due to higher revenues and improved margins.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $261 million for the year ended December 31, 2022, as compared to $146 million for the year ended December 31, 2021. Our Adjusted EBITDA increased $115 million over that period primarily due to the increase in sales and effective cost management.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2022	2021
Net income (loss)	$75	$(14)
Income tax expense	35	—
Interest expense	24	23
Depreciation and amortization	18	19
Amortization of intangibles	21	24
Facility closures	—	1
Severance and restructuring	1	1
Employee separation	—	1
Increase in LIFO reserve	66	77
Equity-based compensation expense	13	12
Foreign currency losses	8	2
Adjusted EBITDA	$261	$146

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For discussion and analysis of fiscal year 2021 compared to fiscal year 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2022 and is incorporated herein by reference.

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(20)	$56
Investing activities	(11)	(7)
Financing activities	17	(118)
Net cash used	$(14)	$(69)

Operating Activities

Net cash used in operating activities was $20 million in 2022 compared to $56 million provided by operating activities in 2021. The change in operating cash flows was primarily the result of an increase in working capital as a result of inventory purchases and other expenses to support growing market activity, offset by improved profitability.

Investing Activities

Net cash used in investing activities was $11 million in 2022 compared to $7 million used in 2021. Purchases of property, plant and equipment utilized cash of $11 million and $10 million in 2022 and 2021, respectively.

Financing Activities

Net cash provided by financing activities was $17 million in 2022, compared to net cash used in financing activities of $118 million in 2021. In 2021, we made a payment of $86 million on our Term Loan as a result of excess cash flow generation in 2020 as well as $1 million mandatory principal payment. Mandatory principal payments on our Term Loan totaled $2 million in 2022. Net borrowings under our Global ABL Facility totaled $45 million in 2022 compared to $0 million in 2021. We used $24 million to fund dividends on our preferred stock in each of 2022 and 2021.

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan B maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility. As of December 31, 2022, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $295 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Under this provision of the Term Loan, in April 2021 we made a payment of $86 million as a result of excess cash flow generation in 2020. Based on our senior secured leverage ratio at the end of 2021, we were not required to make an excess cash flow payment for 2021 in 2022, and based on our senior secured leverage ratio at the end of 2022, we will not be required to make an excess cash flow payment for 2022 in 2023.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. On December 6, 2022, the Company amended the Global ABL Facility to replace LIBOR with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings now bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory values, which is subject to redetermination from time to time. As of December 31, 2022, we had $45 million borrowings outstanding and $606 million of Excess Availability, as defined under our Global ABL Facility.

We anticipate higher interest expense in the coming years resulting from recent debt market volatility and rate increases by the Federal Reserve that has negatively impacted the Term SOFR benchmark rate. Additionally, we anticipate refinancing our Term Loan in 2023 with financing terms that are expected to be less favorable than our current credit agreement and could result in a higher cost of capital to the Company.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2022, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $638 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2022 and 2021, we had cash and cash equivalents of $32 million and $48 million, respectively. As of December 31, 2022 and 2021, $32 million and $38 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2022, no cash was repatriated from our Canadian subsidiaries.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2021, Moody's Investor Services changed our ratings outlook from negative to stable and, in the second quarter of 2021, Standard & Poor's Global Ratings revised the Company's outlook to stable. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2022 and, based on our current forecasts, we expect to remain in compliance.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2022 relating to long-term debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2023	2024-2025	2026-2027	5 Years
Long-term debt (1)	$340	$3	$292	$45	—
Interest payments (2)	57	21	36	—	—
Operating leases	331	42	69	47	173
Purchase obligations (3)	1,028	1,028	—	—	—
Other long-term liabilities	22	—	—	—	22
Total	$1,778	$1,094	$397	$92	$195

(1)	Long-term debt is based on debt outstanding at December 31, 2022.
(2)	Interest payments are based on interest rates in effect at December 31, 2022 and assume contractual amortization payments.
(3)

Purchase obligations reflect our commitments to purchase PVF products in the ordinary course of business. While our vendors often allow us to cancel these purchase orders without penalty, in certain cases cancellations may subject us to cancellation fees or penalties, depending on the terms of the contract.

We expect to fund any future acquisitions primarily from (i) borrowings, either the unused portion of our facilities or new debt issuances, (ii) cash provided by operations or (iii) the issuance of additional equity in connection with the acquisitions.

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $19 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2022. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2022, we are a named defendant in approximately 547 lawsuits involving approximately 1,112 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2022.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $143 million and $118 million at December 31, 2022 and 2021, respectively, were valued at the lower of weighted-average cost or net realizable value.

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

Although we determined there were no impairments of our customer base intangibles in 2022 and 2021, significant decreases in our forecasted sales, particularly with our largest customers, could result in future impairments of our customer base intangible assets.

The carrying value of property, plant and equipment as of December 31, 2022, was $82 million, or 4% of total assets. This amount was comprised of $75 million, $1 million and $6 million in our U.S., Canada and International segments, respectively. We group property, plant and equipment and evaluate it for recoverability at a country or regional level. We determine the fair value of property, plant and equipment based on appraisal procedures which involve both market and cost techniques depending on the nature of the specific assets and the availability of market information. In 2022, no indicators of property, plant and equipment impairment were present. Based on the nature of our property, plant and equipment and the reduction in carrying value each year through depreciation, we believe future impairments are not likely.

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

In the first half of 2020, demand for oil and natural gas declined sharply as a result of the COVID-19 pandemic. This disruption in demand and the resulting decline in the price of oil had a dramatic negative impact on our business. We experienced a significant reduction in sales beginning in April 2020 which continued throughout the second quarter. At that time, there remained ongoing uncertainty around the timing and extent of any recovery. We took a more pessimistic long-term outlook due to the significant reduction in the demand for oil, the implications of that demand destruction on the price of oil for an extended period of time and actions our customers had taken to curtail costs and reduce spending. As a result of those developments, we concluded that it was more likely than not the fair values of our U.S. and International reporting units and our U.S. indefinite-lived tradename were lower than their carrying values. Accordingly, we completed an interim impairment test as of April 30, 2020, and recognized impairment charges of $217 million for goodwill, comprised of $177 million in our U.S. reporting unit and $40 million in our International reporting unit, and $25 million for our indefinite-lived intangible asset. Subsequent to these impairments, we only have goodwill recorded in our U.S. reporting unit and U.S. tradename is our only indefinite-lived intangible asset.

In connection with our annual goodwill and indefinite-lived tradename impairment tests as of October 1, 2022, 2021 and 2020, we performed a qualitative assessment of the carrying value of the goodwill for our U.S. reporting unit and U.S. indefinite-lived tradename asset. This assessment took into consideration changes in the broader economy, our industry and our business since the interim quantitative impairment tests completed as of April 30, 2020. Based on our assessment, we concluded there was no additional impairment of our goodwill or U.S. tradename.

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

Income Taxes: We account for our income taxes under the liability method using currently enacted tax laws and rates. Under this method, deferred tax assets and liabilities are recorded for differences between the financial reporting and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes will actually be paid, or refunds received. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Interest Rate Risk

As of December 31, 2022, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, LIBOR, Term SOFR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days. We are currently party to a $250 million interest rate swap to fix a portion of our variable rate exposure that matures in March 2023.

As of December 31, 2022, a 1% increase in the LIBOR or Term SOFR rate would result in an increase in our interest expense of less than $1 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. Gains and losses incurred in the years ended December 31, 2022, and 2021 were not material.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2022 and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held in 2023 (“Proxy Statement”), which information is incorporated by reference herein.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2022,” “Grants of Plan-Based Awards in Fiscal Year 2022,” “Outstanding Equity Awards at 2022 Fiscal Year-End,” “Option Exercises and Stock Vested During 2022,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation and Human Capital Committee Report,” and “Compensation and Human Capital Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Human Capital Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights(1)	warrants and rights(2)	column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	3,725,244	$29.33	3,780,202

Equity compensation plans not approved by security holders	None	N/A	None
Total	3,725,244	29.33	3,780,202

(1)	Performance share awards are included at target. If overachievement of the performance criteria is achieved, the grantees of performance awards could receive up to 200% of target. This would increase the number of securities in column (a) by 908,772.
(2)	The weighted average exercise price is only for the 861,168 unexercised options included in column (a) as restricted stock units and performance share units do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Transactions”, “Related Party Transaction Policy”, "PROPOSAL I: ELECTION OF DIRECTORS - 'Knowledge, Skills and Experience of Nominees Plus our Designated Director' and 'Certain Information Regarding Nominees" and “CORPORATE GOVERNANCE MATTERS - 'Director Independence” in our Proxy Statement, which information is incorporated by reference herein.

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

10.1

Fourth Amended and Restated Loan, Security and Guarantee Agreement, dated as of September 3, 2021, among MRC Global (US) Inc., Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Global Management Company, MRC Global Services Company LLC, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Global (Belgium) NV, as Belgian Borrower, MRC Global (Canada) Ltd., as Canadian Borrower, MRC Global (Netherlands) B.V., as Dutch Borrower, MRC Global Norway AS, as Norwegian Borrower, MRC Global (UK) Limited, as UK Borrower, the other borrowers from time to time party thereto, certain financial institutions as lenders and Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on September 9, 2021, File No. 001-35479).

10.1.1	First Amendment dated December 6, 2022, to the Fourth Amended and Restated Loan, Security and Guarantee Agreement dated September 3, 2021, among MRC Global (US) Inc., Greenbrier Petroleum Corporation, McJunkin Red Man Development Corporation, Midway-Tristate Corporation, Milton Oil & Gas Company, MRC Global Management Company, MRC Global Services Company LLC, Ruffner Realty Company and The South Texas Supply Company, Inc., as U.S. Borrowers and Guarantors, MRC Global Inc., as a guarantor, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Global (Belgium) NV, as Belgian Borrower, MRC Global (Canada) Ltd., as Canadian Borrower, MRC Global (Netherlands) B.V., as Dutch Borrower, MRC Global Norway AS, as Norwegian Borrower, MRC Global (UK) Limited, as UK Borrower, the other borrowers from time to time party thereto, certain financial institutions as lenders and Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on December 7, 2022. File No. 001-35479).

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

10.5†	Executive Separation Policy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on February 12, 2021, File No.001-35479).

10.6†	MRC Global Inc. 2011 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on March 5, 2012, File No. 001-35479).

10.6.1†	Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 25, 2015, File No. 001-35479).

10.6.2†

Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 18, 2019, File No. 001-35479).

10.6.3†	Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 23, 2022. File No. 001-35479).

Exhibit Number	Description

10.6.4†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2013) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRC Global Inc. for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-35479).

10.6.5†

Form of MRC Global Inc. Nonqualified Stock Option Agreement (for awards in 2014) (Incorporated by reference to Exhibit 10.13.7 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.6.6†

Form of MRC Global Inc. Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.13.9 to Form 10-K of MRC Global Inc. for the year ended December 31, 2013, filed with the SEC on February 21, 2014, File No. 001-35479).

10.6.7†

Form of MRC Global Inc. Performance Share Unit Award Agreement (for awards in 2021) (Incorporated by reference to Exhibit 10.8.8 to Form 10-K of MRC Global Inc. for the year ended December 31, 2020, filed with the SEC on February 12, 2021, File No. 001-35479).

10.6.8†

Form of MRC Global Inc. Restricted Stock Unit Award Agreement (for grants in 2022) (Incorporated by reference to Exhibit 10.8.9 to Annual Report on Form 10-K of MRC Global Inc. for the year ended December 31, 2022, filed with the SEC on February 16, 2022. File No. 001-35479).

10.6.9†	Form of MRC Global Inc. Performance Share Unit Award Agreement (for grants on and before 2022) (Incorporated by reference to Exhibit 99.1 to Form 8-K of MRC Global Inc. dated February 11, 2022).

10.6.10†	Form of MRC Global Inc. Performance Share Unit Award Agreement (for grants beginning in 2023) (Incorporated by reference to Exhibit 10.1 to Form 8-K of MRC Global Inc., filed with the SEC on February 9, 2023. File No. 001-35479).

10.6.11†*	Form of Restricted Stock Unit Award Agreement (for grants beginning in 2023).

10.6.12†	Amendment to 2021 Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 9, 2021. File No. 001-35479).

10.7†

MRC Global Director Compensation Plan (Incorporated by reference to Exhibit 10.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2017 filed with the SEC on February 16, 2018, File No. 001-35479).

10.8

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

Exhibit Number	Description

10.9

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

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (“IXBRL”): (i) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve-month periods ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ Robert J. Saltiel, Jr.
Robert J. Saltiel, Jr. President and Chief Executive Officer

Date: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Saltiel, Jr.	President and Chief Executive Officer	February 14, 2023
Robert J. Saltiel, Jr.	(principal executive officer)

/s/ Kelly Youngblood	Executive Vice President and Chief Financial Officer	February 14, 2023
Kelly Youngblood	(principal financial officer)

/s/ Gillian Anderson	Vice President and Chief Accounting Officer	February 14, 2023
Gillian Anderson	(principal accounting officer)

/s/ Robert L. Wood	Chairman	February 14, 2023
Robert L. Wood

/s/ Deborah G. Adams	Director	February 14, 2023
Deborah G. Adams

/s/ Leonard M. Anthony	Director	February 14, 2023
Leonard M. Anthony

/s/ Henry Cornell	Director	February 14, 2023
Henry Cornell

/s/ George J. Damiris	Director	February 14, 2023
George J. Damiris

/s/ Barbara J. Duganier	Director	February 14, 2023
Barbara J. Duganier

/s/ Ronald L. Jadin	Director	February 14, 2023
Ronald L. Jadin

/s/ Dr. Cornelis Adrianus Linse	Director	February 14, 2023
Dr. Cornelis Adrianus Linse

/s/ Dr. Anne McEntee	Director	February 14, 2023
Dr. Anne McEntee

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company, and our report dated February 14, 2023, expressed an unqualified opinion thereon.

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

February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 14, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

LIFO inventory valuation

Description of the Matter

At December 31, 2022 the Company’s inventory balance was $578 million, of which $435 million was held in the U.S. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s U.S. inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains its inventory accounting records on a weighted-average cost basis and adjusts U.S. inventory and cost of goods sold from weighted-average cost to LIFO at period end.

Auditing the adjustment of U.S. inventory and cost of goods sold from weighted-average cost to LIFO was complex due to the use of multiple inflation indices across various product categories within the Company's U.S. inventory balance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its process to adjust U.S. inventory and cost of goods sold from weighted-average cost to LIFO.

To test the LIFO inventory balance, we performed audit procedures that included, among others, assessing methodologies and testing the underlying data used to adjust the weighted-average cost inventory balances to LIFO. We also tested the mathematical accuracy of the Company’s calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

February 14, 2023

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

(in millions, except shares)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$32	$48
Accounts receivable, net	501	379
Inventories, net	578	453
Other current assets	31	19
Total current assets	1,142	899

Long-term assets:
Operating lease assets	202	191
Property, plant and equipment, net	82	91
Other assets	22	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	183	204
	$1,895	$1,671

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$410	$321
Accrued expenses and other current liabilities	115	80
Operating lease liabilities	36	33
Current portion of long-term debt	3	2
Total current liabilities	564	436

Long-term obligations:
Long-term debt, net	337	295
Operating lease liabilities	182	177
Deferred income taxes	49	53
Other liabilities	22	32

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 107,864,421 and 107,284,171 issued, respectively	1	1
Additional paid-in capital	1,758	1,747
Retained deficit	(768)	(819)
Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(230)	(231)
	386	323
	$1,895	$1,671

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$3,363	$2,666	$2,560
Cost of sales	2,753	2,249	2,129
Gross profit	610	417	431

Selling, general and administrative expenses	470	410	449
Goodwill and intangible asset impairment	—	—	242
Operating income (loss)	140	7	(260)

Other (expense) income:
Interest expense	(24)	(23)	(28)
Other, net	(6)	2	5

Income (loss) before income taxes	110	(14)	(283)
Income tax expense (benefit)	35	—	(9)
Net income (loss)	75	(14)	(274)
Series A preferred stock dividends	24	24	24
Net income (loss) attributable to common stockholders	$51	$(38)	$(298)

Basic earnings (loss) per common share	$0.61	$(0.46)	$(3.63)
Diluted earnings (loss) per common share	$0.60	$(0.46)	$(3.63)
Weighted-average common shares, basic	83.5	82.5	82.0
Weighted-average common shares, diluted	84.9	82.5	82.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$75	$(14)	$(274)

Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(3)	2
Hedge accounting adjustments, net of tax	6	6	(4)
Total other comprehensive income (loss), net of tax	1	3	(2)
Comprehensive income (loss)	$76	$(11)	$(276)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2019	106	1	1,731	(483)	(24)	(375)	(232)	642
Net loss	—	—	—	(274)	—	—	—	(274)
Foreign currency translation	—	—	—	—	—	—	2	2
Hedge accounting adjustments	—	—	—	—	—	—	(4)	(4)
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2020	106	1	1,739	(781)	(24)	(375)	(234)	350
Net loss	—	—	—	(14)	—	—	—	(14)
Foreign currency translation	—	—	—	—	—	—	(3)	(3)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2021	106	1	1,747	(819)	(24)	(375)	(231)	323
Net income	—	—	—	75	—	—	—	75
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Vesting of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(2)	—	—	—	—	(2)
Equity-based compensation expense	—	—	13	—	—	—	—	13
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$75	$(14)	$(274)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	18	19	20
Amortization of intangibles	21	24	26
Equity-based compensation expense	13	12	12
Deferred income tax benefit	(7)	(15)	(21)
Amortization of debt issuance costs	1	2	1
Increase (decrease) in LIFO reserve	66	77	(19)
Goodwill and intangible asset impairment	—	—	242
Lease impairment and abandonment	—	—	14
Inventory-related charges	—	—	46
Provision for credit losses	—	(1)	2
Gain on sale leaseback	—	—	(5)
Other non-cash items	3	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(128)	(61)	141
Inventories	(196)	(27)	173
Other current assets	(9)	(2)	7
Accounts payable	90	60	(98)
Accrued expenses and other current liabilities	33	(18)	(3)
Net cash (used in) provided by operations	(20)	56	261

Investing activities
Purchases of property, plant and equipment	(11)	(10)	(11)
Proceeds from the disposition of property, plant and equipment	—	3	30
Net cash (used in) provided by investing activities	(11)	(7)	19

Financing activities
Payments on revolving credit facilities	(779)	(389)	(819)
Proceeds from revolving credit facilities	824	389	658
Payments on long-term obligations	(2)	(87)	(6)
Debt issuance costs paid	—	(3)	—
Dividends paid on preferred stock	(24)	(24)	(24)
Repurchases of shares to satisfy tax withholdings	(2)	(4)	(4)
Net cash provided by (used in) financing activities	17	(118)	(195)

(Decrease) increase in cash	(14)	(69)	85
Effect of foreign exchange rate on cash	(2)	(2)	2
Cash beginning of year	48	119	32
Cash end of year	$32	$48	$119

Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$21	$27
Cash paid for income taxes	$35	$15	$3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2022

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

Basis of Presentation: The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Inventories: Our U.S. inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. Inventories held outside of the United States, approximating $143 million and $118 million at December 31, 2022 and 2021, respectively, are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to historical sales activity. The reserve, which totaled $19 million at both  December 31, 2022 and 2021, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

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

Insurance: We are self-insured for U.S. employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $5 million and are secured by various letters of credit totaling $6 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $6 million and $7 million as of December 31, 2022 and 2021. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million as of  December 31, 2022 and 2021.

Income Taxes: We account for our income taxes under the liability method using currently enacted tax laws and rates. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Concentration of Credit Risk: In the normal course of business, we grant credit to customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2022, 2021 and 2020, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2022, 2021 and 2020, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

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

In the fourth quarter 2022, we early adopted Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2022 and December 31, 2021, was $24 million and $12 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2022 and  December 31, 2021 was $9 million and $4 million, respectively. During the year ended December 31, 2022 we recognized $3 million of the revenue that was deferred as of December 31, 2021. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	Canada	International	Total
2022:
Gas utilities	$1,247	$15	$1	$1,263
Downstream, industrial & energy transition	758	25	226	1,009
Upstream production	458	117	132	707
Midstream pipeline	360	9	15	384
	$2,823	$166	$374	$3,363
2021:
Gas utilities	$995	$13	$—	$1,008
Downstream, industrial & energy transition	560	20	203	783
Upstream production	321	88	133	542
Midstream pipeline	302	11	20	333
	$2,178	$132	$356	$2,666
2020:
Gas utilities	$821	$11	$—	$832
Downstream, industrial & energy transition	566	15	205	786
Upstream production	329	89	182	600
Midstream pipeline	307	13	22	342
	$2,023	$128	$409	$2,560

NOTE 3—ACCOUNTS RECEIVABLE

The roll forward of our allowance for credit losses is as follows (in millions):

	December 31,
	2022	2021	2020
Beginning balance	$2	$2	$4
Provision	—	(1)	2
Net charge-offs and other	—	1	(4)
Ending balance	$2	$2	$2

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $0 million at  December 31, 2022 and $1 million at December 31, 2021 and 2020.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2022	2021
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$271	$240
Carbon steel pipe, fittings and flanges	201	151
Gas products	257	184
All other products	147	110
	876	685
Less: Excess of average cost over LIFO cost (LIFO reserve)	(279)	(213)
Less: Other inventory reserves	(19)	(19)
	$578	$453

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life (in years)	2022	2021
Land and improvements	—	$2	$2
Building and building improvements	40	42	42
Machinery and equipment	3 to 10	124	131
Enterprise resource planning software	10	70	63
Software in progress	—	5	2
		243	240
Allowances for depreciation and amortization		(161)	(149)
		$82	$91

Building and building improvements include $9 million of non-cash leasehold improvements representing lease incentives as of December 31, 2022 and  December 31, 2021.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2022, 2021 and 2020 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2020 (1)	264	—	—	264
Impairment	—	—	—	—
Effect of foreign currency translation	—	—	—	—

Goodwill at December 31, 2021	264	—	—	264
Impairment	—	—	—	—
Effect of foreign currency translation	—	—	—	—
Goodwill at December 31, 2022	$264	$—	$—	$264

(1)	Net of prior years’ accumulated impairment losses of $527 million, $69 million and $223 million in the U.S., Canada and International segments, respectively.

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

In connection with our annual goodwill impairment tests as of October 1, 2022, 2021 and 2020, we performed a qualitative assessment of the carrying value of the remaining goodwill for our U.S. reporting unit. This assessment took into consideration changes in the broader economy, our industry and our business since the interim quantitative impairment test as of April 30, 2020. Based on our assessment, we concluded there was no additional impairment of our goodwill.

Other Intangible Assets

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2022
Customer base (1)	$369	$(293)	$76
Indefinite lived trade names (2)	107	—	107
	$476	$(293)	$183

December 31, 2021
Customer base (1)	$375	$(278)	$97
Indefinite lived trade names (2)	107	—	107
	$482	$(278)	$204

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2022 and 2021.
(2)	Net of accumulated impairment losses of $229 million as of December 31, 2022 and 2021.

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

In connection with our annual impairment tests as of October 1, 2022, 2021 and 2020, we performed a qualitative assessment of the carrying value of our U.S. indefinite-lived tradename asset similar to the goodwill assessment described above. Based on our assessment, we concluded there was no additional impairment of our U.S. tradename asset.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2023, to 2027 is currently estimated as follows (in millions):

2023	20
2024	19
2025	18
2026	18
2027	1

NOTE 7 – LEASES

We lease certain distribution centers, warehouses, office space, land and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities unless they are reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed based on the total lease obligation ratably over the life of the lease. Leasehold improvements are depreciated over the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments using a portfolio approach. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Expense associated with our operating leases was $40 million and $38 million for the years ended December 31, 2022 and 2021, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $41 million and $36 million for the years ended December 31, 2022 and 2021, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
2023	$42
2024	38
2025	31
2026	25
2027	22
After 2027	173
Total lease payments	331
Less: Interest	(113)
Present value of lease liabilities	$218

The term and discount rate associated with leases are as follows:

December 31,
Operating Lease Term and Discount Rate	2022
Weighted-average remaining lease term (years)	12
Weighted-average discount rate	6.7%

Amounts maturing after 2027 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding optional renewals, our weighted-average remaining lease term is 7 years.

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

NOTE 8—LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	December 31,
	2022	2021
Senior Secured Term Loan B, net of discount and issuance costs of $1	$295	$297
Global ABL Facility	45	—
	340	297
Less: current portion	3	2
	$337	$295

Senior Secured Term Loan B: In May 2018, we refinanced our Term Loan B by amending our existing loan agreement. As amended, the term loan agreement provides for a $400 million seven-year Term Loan B (the “Term Loan”), which matures September 22, 2024. The interest rate margin applicable to term loans, in the case of loans incurring interest based on the base rate, is 200 basis points, and in the case of loans incurring interest based on LIBOR, is 300 basis points. The base rate ‘floor’ is 1.00% and the LIBOR ‘floor’ is 0.00%.

Accordion. The Term Loan allows for incremental increases up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (the ratio of the Company’s Consolidated EBITDA (as defined under the Term Loan) to senior secured debt), net of up to $75 million of unrestricted cash, would not exceed 4.00 to 1.00.

Maturity. The scheduled maturity date of the Term Loan is September 22, 2024. The Term Loan amortizes in equal quarterly installments at 1% a year with the payment of the balance at maturity.

Guarantees. The Company and all of the Company's U.S. borrower’s current and future wholly owned material U.S. subsidiaries guaranteed the Term Loan subject to certain exceptions.

Security. The Term Loan is secured by a first lien on all of the Company’s assets and the assets of its domestic subsidiaries, subject to certain exceptions and other than the collateral securing the Global ABL Facility (which includes accounts receivable, inventory and related assets, collectively, the “ABL collateral”), and by a second lien on the ABL collateral. In addition, a pledge secures the Term Loan of all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its first-tier foreign subsidiaries, subject to certain exceptions.

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

Global ABL Credit Facility: In September 2021, the Company entered into a revised $750 million asset-based lending facility (the “Global ABL Facility”), which matures in  September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments.

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

Interest Rates. In December 2022, the Company and Administrative Agent entered into an amendment to the Global ABL Facility to replace the London Interbank Offered Rate with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. "Term SOFR" is the forward-looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each of 1-month, 3-month and 6-month maturities. U.S. borrowings under the amended facility bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers’ Acceptances Rate (“BA Rate”) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings by our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio.

Excess Availability. At December 31, 2022, availability under our revolving credit facilities was $606 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2022 and 2021, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2022	2021
Senior Secured Term Loan B	6.05%	5.41%
Global ABL Facility	5.20%	—%
Weighted average interest rate	5.94%	5.41%

Maturities of Long-Term Debt: At December 31, 2022, annual maturities of long-term debt during the next five years are as follows (in millions):

2023	3
2024	292
2025	—
2026	45
2027	—
Thereafter	—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. The fair value of the interest rate swap was an asset of $1 million and a liability of $7 million as of December 31, 2022 and December 31, 2021, respectively.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheets at December 31, 2022 and 2021 was not material. The total notional amount of outstanding forward foreign exchange contracts was approximately $3 million and $0 million at December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, 2021 and 2020, the gain or loss recognized in our consolidated statements of operations related to our derivative instruments was not material.

NOTE 10—INCOME TAXES

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$106	$(14)	$(216)
Foreign	4	—	(67)
	$110	$(14)	$(283)

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$30	$10	$8
State	6	2	2
Foreign	6	3	2
	42	15	12

Deferred:
Federal	(6)	(14)	(20)
State	(1)	(2)	—
Foreign	—	1	(1)
	(7)	(15)	(21)
Income tax expense (benefit)	$35	$—	$(9)

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2022	2021	2020
Federal tax expense (benefit) at statutory rates	$23	$(3)	$(60)
State taxes	4	(1)	—
Nondeductible expenses and other	4	1	5
Foreign operations taxed at different rates	3	—	—
Goodwill impairment charge	—	—	43
Change in valuation allowance related to foreign losses	1	3	3
Income tax expense (benefit)	$35	$—	$(9)
Effective tax rate	32%	0%	3%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$—	$1
Accruals and reserves	12	15
Net operating loss and tax credit carryforwards	60	67
Other	3	2
Subtotal	75	85
Valuation allowance	(63)	(71)
Total	12	14

Deferred tax liabilities:
Inventory valuation	(11)	(13)
Property, plant and equipment	(6)	(8)
Intangible assets	(43)	(46)
Total	(60)	(67)
Net deferred tax liability	$(48)	$(53)

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

In the United States, we had approximately $15 million of state net operating loss (“NOL”) carryforwards as of December 31, 2022, of which $1 million have no expiration and $14 million will expire in future years through 2032, and $1 million of foreign tax credit (“FTC”) carryforwards, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $195 million of NOL carryforwards, of which $166 million have no expiration, and $29 million will expire in future years through 2042. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded full valuation allowance on the deferred tax assets related to these NOL and FTC carryforwards.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2018 and the statute of limitations at our international locations is generally six years or seven years.

At December 31, 2022 and 2021, our unrecognized tax benefits totaled $1 million and $1 million, respectively.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2022 and 2021, the 363,000 shares of preferred stock described in Note 11 were issued and outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2022	2021
Currency translation adjustments	$(230)	$(225)
Hedge accounting adjustments	1	(5)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(230)	$(231)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$51	$(38)	$(298)

Average basic shares outstanding	83.5	82.5	82.0
Effect of dilutive securities	1.4	—	—
Average diluted shares outstanding	84.9	82.5	82.0

Net (loss) income per share:
Basic	$0.61	$(0.46)	$(3.63)
Diluted	$0.60	$(0.46)	$(3.63)

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2022, 2021 and 2020 all of the shares of Preferred Stock were anti-dilutive. We had approximately 1.2 million, 2.3 million and 3.6 million anti-dilutive stock options, restricted stock units, and performance units for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our Omnibus Incentive Plan originally had 3,250,000 shares available for issuance pursuant to the plan. In each of April 2015, April 2019 and May 2022, our shareholders approved an additional 4,250,000, 2,500,000 and 3,000,000 shares, respectively, for issuance under the plan. Shares that do not vest and are forfeited and shares that are surrendered for the payment of withholding taxes are returned to the pool of shares available for issuance pursuant to the plan. Certain shares that are not likely to be issued may also be available. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period (but no less than one year) on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2022, 97,030 shares of restricted stock, 423,896 performance share units and 1,025,160 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Stock Options

The following table summarizes outstanding stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2021	1,753,145	$25.10	0.9	$—
Forfeited or expired	(891,977)	21.01
Balance at December 31, 2022	861,168	$29.33	0.5	$—

At December 31, 2022
Options outstanding, vested and exercisable	861,168	$29.33	0.5	$—
Options outstanding, vested and expected to vest	861,168	$29.33	0.5	$—

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2021	119,782	$10.68
Granted	97,030	12.21
Vested	(119,782)	10.68
Nonvested at December 31, 2022	97,030	$12.21

	Year Ended December 31,
	2022	2021	2020
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$12.21	$10.68	$4.59
Total fair value of restricted stock vested	1,409,251	1,979,267	396,935

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2021	1,627,676	$10.28
Granted	1,025,160	7.66
Vested	(695,265)	11.28
Forfeited	(73,761)	7.88
Nonvested at December 31, 2022	1,883,810	$8.59

	Year Ended December 31,
	2022	2021	2020
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$7.66	$9.30	$8.30
Total fair value of restricted stock units vested	5,950,613	9,294,617	7,918,337

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over performance periods in a three-year period relating to MRC Global’s total shareholder return compared to companies within the Philadelphia Oil Service Index plus NOW Inc. (and for 2022 grants, the Russell 2000 index) and, for 2020 and 2021 grants, a specified return on average net capital employed calculation (“RANCE”) goals established on the date in which the award was granted. The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2021	688,167	$13.94
Granted	423,896	8.96
Forfeited	(131,797)	18.31
Nonvested at December 31, 2022	980,266	$10.64

	Year Ended December 31,
	2022	2021	2020
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$8.96	$11.86	$12.25
Total fair value of performance share units vested	—	957,770	2,328,350

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2022	2021	2020
Equity-based compensation expense:
Restricted stock awards	2	1	1
Restricted stock unit awards	7	10	10
Performance share unit awards	4	1	1
Total equity-based compensation expense	$13	$12	$12
Income tax benefits related to equity-based compensation	$2	$2	$2

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2022
Unrecognized equity-based compensation expense:
Restricted stock awards	0.4	$1
Restricted stock unit awards	0.8	7
Performance share unit awards	0.9	4
Total unrecognized equity-based compensation expense		$12

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 0.3% to 20.3% of eligible compensation. In June 2020, the Company indefinitely suspended matching contributions for employees in the U.S. and Canada. Beginning in October 2021, the Company partially reinstated contribution matching in the U.S. and Canada. In October 2022, the Company fully reinstated contribution matching in the U.S. and Canada. Expense under defined contribution plans were $6 million, $3 million and $5 million for the years ended December 31, 2022, 2021 and 2020.

NOTE 14—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

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

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Sales
U.S.	$2,823	$2,178	$2,023
Canada	166	132	128
International	374	356	409
Consolidated sales	$3,363	$2,666	$2,560

Depreciation and amortization
U.S.	$15	$15	$15
Canada	—	—	1
International	3	4	4
Total depreciation and amortization expense	$18	$19	$20

Amortization of intangibles
U.S.	$19	$22	$23
Canada	—	—	1
International	2	2	2
Total amortization of intangibles expense	$21	$24	$26

Operating income (loss)
U.S.	$127	$(3)	$(207)
Canada	(1)	—	(6)
International	14	10	(47)
Total operating income (loss)	140	7	(260)

Interest expense	(24)	(23)	(28)
Other (expense) income	(6)	2	5
Income (loss) before income taxes	$110	$(14)	$(283)

Total assets by segment are as follows (in millions):

	December 31,
	2022	2021
Total assets
United States	$1,518	$1,427
Canada	101	53
International	276	191
Total assets	$1,895	$1,671

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2022	2021
Property, plant and equipment
United States	92%	89%
Canada	1%	1%
International	7%	10%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2022		2021		2020
Line pipe	$589	18%	$381	14%	$308	12%
Carbon steel fittings and flanges	441	13%	358	13%	340	13%
Total carbon steel pipe, fittings and flanges	1,030	31%	739	27%	648	25%
Valves, automation, measurement and instrumentation	1,111	33%	947	36%	1,018	40%
Gas products	778	23%	629	24%	517	20%
Stainless steel alloy pipe and fittings	180	5%	131	5%	128	5%
General products	264	8%	220	8%	249	10%
	$3,363		$2,666		$2,560

NOTE 15—FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $340 million and $297 million at December 31, 2022 and 2021, respectively.

The fair value of our debt was $337 million and $296 million at December 31, 2022 and 2021, respectively. We estimated the fair value of amounts outstanding under the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2022 and 2021, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2022, we are a named defendant in approximately 547 lawsuits involving approximately 1,112 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

We annually conduct analyses of our asbestos-related litigation to estimate the adequacy of the reserve for pending and probable asbestos-related claims. Given these estimated reserves and existing insurance coverage that has been available to cover substantial portions of these claims, we believe that our current accruals and associated estimates relating to pending and probable asbestos-related litigation likely to be asserted in the future are currently adequate. This belief, however, relies on a number of assumptions, including:

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

Letters of Credit

Our letters of credit outstanding at December 31, 2022 approximated $13 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2022 was approximately $6 million.

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