Form 10-Q
period 2023-03-31
MRC GLOBAL INC.
filed 2023-05-09
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

There were 84,212,435 shares of the registrant’s common stock (excluding 97,030 unvested restricted shares), par value $0.01 per share, issued and outstanding as of May 2, 2023.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash	$39	$32
Accounts receivable, net	529	501
Inventories, net	672	578
Other current assets	30	31
Total current assets	1,270	1,142

Long-term assets:
Operating lease assets	207	202
Property, plant and equipment, net	81	82
Other assets	21	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	178	183
	$2,021	$1,895

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$467	$410
Accrued expenses and other current liabilities	99	115
Operating lease liabilities	36	36
Current portion of long-term debt	3	3
Total current liabilities	605	564

Long-term liabilities:
Long-term debt, net	387	337
Operating lease liabilities	187	182
Deferred income taxes	54	49
Other liabilities	21	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 108,428,765 and 107,864,421 issued, respectively	1	1
Additional paid-in capital	1,757	1,758
Retained deficit	(740)	(768)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(231)	(230)
	412	386
	$2,021	$1,895

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Sales	$885	$742
Cost of sales	706	606
Gross profit	179	136
Selling, general and administrative expenses	122	107
Operating income	57	29
Other expense:
Interest expense	(7)	(6)
Other, net	(3)	-
Income before income taxes	47	23
Income tax expense	13	7
Net income	34	16
Series A preferred stock dividends	6	6
Net income attributable to common stockholders	$28	$10

Basic earnings per common share	$0.33	$0.12
Diluted earnings per common share	$0.33	$0.12
Weighted-average common shares, basic	84.0	83.3
Weighted-average common shares, diluted	85.4	84.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Net income	$34	$16

Other comprehensive (loss) income
Foreign currency translation adjustments	(1)	2
Hedge accounting adjustments, net of tax	—	3
Total other comprehensive (loss) income, net of tax	(1)	5
Comprehensive income	$33	$21

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity
Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	-	-	-	16	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	2	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2022	108	$1	$1,748	$(809)	(24)	$(375)	$(226)	$339

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Operating activities
Net income	$34	$16
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Equity-based compensation expense	3	3
Deferred income tax expense	5	1
(Decrease) increase in LIFO reserve	(1)	6
Other, net	5	-
Changes in operating assets and liabilities:
Accounts receivable	(28)	(74)
Inventories	(96)	(52)
Other current assets	(1)	(9)
Accounts payable	54	78
Accrued expenses and other current liabilities	(15)	8
Net cash used in operations	(30)	(13)

Investing activities
Purchases of property, plant and equipment	(3)	(2)
Net cash used in investing activities	(3)	(2)

Financing activities
Payments on revolving credit facilities	(211)	(107)
Proceeds from revolving credit facilities	262	113
Payments on long-term obligations	(1)	-
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(4)	(2)
Net cash provided by (used in) financing activities	40	(2)

Increase (decrease) in cash	7	(17)
Cash -- beginning of period	32	48
Cash -- end of period	$39	$31

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$5
Cash paid for income taxes	$13	$1

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and infrastructure products and services across each of the following sectors:

●	Gas Utilities (storage and distribution of natural gas)
●	Downstream, Industrial and Energy Transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	Production and Transmission Infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas)

We have service centers in industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Canada, Europe, Asia, Australasia and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments which are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2023. We have derived our condensed consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements for the year ended December 31, 2022. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Certain prior year amounts have been reclassified to conform to the current year presentation.

The consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the "Company" or by terms such as "we", "our" or "us"). All material intercompany balances and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards: In the fourth quarter 2022, we early adopted Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of March 31, 2023, and December 31, 2022, was $16 million and $24 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at March 31, 2023 and December 31, 2022 was $12 million and $9 million, respectively. During the three months ended March 31, 2023, we recognized $2 million of revenue that was deferred as of December 31, 2022. During the three months ended March 31, 2022, we recognized $2 million of revenue that was deferred as of December 31, 2021. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue:

This quarter, the Company combined the sectors formerly known as Upstream Production and Midstream Pipeline into one sector, Production and Transmission Infrastructure. The similarity of market drivers, the overlap of customers and the combined management structure of both sectors was the primary basis for the change.

Our disaggregated revenue represents our business of selling PVF to the energy and industrial sectors across each of the Gas Utilities (storage and distribution of natural gas), Downstream, Industrial and Energy Transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), and Production and Transmission Infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas) sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity influence each of our end market sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$306	$1	$—	$307
Downstream, Industrial & Energy Transition	210	5	63	278
Production & Transmission Infrastructure	224	36	40	300
	$740	$42	$103	$885
2022:
Gas Utilities	$268	$3	$—	$271
Downstream, Industrial & Energy Transition	169	7	50	226
Production & Transmission Infrastructure	181	33	31	245
	$618	$43	$81	$742

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2023	2022
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$299	$271
Carbon steel pipe, fittings and flanges	235	201
Gas products	291	257
All other products	146	147
	971	876
Less: Excess of average cost over LIFO cost (LIFO reserve)	(278)	(279)
Less: Other inventory reserves	(21)	(19)
	$672	$578

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

Expense associated with our operating leases was $10 million for the three months ended March 31, 2023, and $10 million for the three months ended March 31, 2022, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million for the three months ended March 31, 2023, and $10 million for the three months ended March 31, 2022.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2023	$33
2024	40
2025	34
2026	29
2027	26
After 2027	181
Total lease payments	343
Less: Interest	(120)
Present value of lease liabilities	$223

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2023
Weighted-average remaining lease term (years)	12
Weighted-average discount rate	6.6%

Amounts maturing after 2027 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term is 7 years.

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	March 31,	December 31,
	2023	2022
Senior Secured Term Loan B, net of discount and issuance costs of $1	$295	$295
Global ABL Facility	95	45
	390	340
Less: current portion	3	3
	$387	$337

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

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. In December 2022, the Company and Administrative Agent entered into an amendment to the Global ABL Facility to replace the London Interbank Offered Rate with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. "Term SOFR" is the forward-looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each of 1-month, 3-month, and 6-month maturities. U.S. borrowings under the amended facility bear interest at the Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $601 million as of  March 31, 2023.

Interest on Borrowings: The interest rates on our outstanding borrowings at  March 31, 2023, including a floating to fixed interest rate swap at December 31, 2022, are set forth below:

	March 31,	December 31,
	2023	2022
Senior Secured Term Loan B	7.97%	6.05%
Global ABL Facility	6.09%	5.20%
Weighted average interest rate	7.51%	5.94%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2023, 169,020 performance share unit awards and 709,874 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2023	2022
Currency translation adjustments	$(231)	$(230)
Hedge accounting adjustments	1	1
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(231)	$(230)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income	$34	$16
Less: Dividends on Series A Preferred Stock	6	6
Net income attributable to common stockholders	$28	$10

Weighted average basic shares outstanding	84.0	83.3
Effect of dilutive securities	1.4	1.0
Weighted average diluted shares outstanding	85.4	84.3

Net income per share:
Basic	$0.33	$0.12
Diluted	$0.33	$0.12

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2023 and 2022, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2023, we had approximately 1.3 million anti-dilutive stock options, restricted stock units, and performance units. For the three months ended  March 31, 2022, we had approximately 2.2 million anti-dilutive stock options, restricted stock units, and performance units.

NOTE 8 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the Gas Utilities, Downstream, Industrial and Energy Transition, and Production and Transmission Infrastructure sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Sales
U.S.	$740	$618
Canada	42	43
International	103	81
Consolidated sales	$885	$742

Operating income (loss)
U.S.	$53	$29
Canada	(2)	-
International	6	-
Total operating income	57	29

Interest expense	(7)	(6)
Other, net	(3)	-
Income before income taxes	$47	$23

	March 31,	December 31,
	2023	2022
Total assets
U.S.	$1,625	$1,518
Canada	105	101
International	291	276
Total assets	$2,021	$1,895

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2023	2022
Line Pipe	$141	$112
Carbon Fittings and Flanges	117	100
Total Carbon Pipe, Fittings and Flanges	258	212
Valves, Automation, Measurement and Instrumentation	315	251
Gas Products	207	184
Stainless Steel and Alloy Pipe and Fittings	32	36
General Products	73	59
	$885	$742

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

We have designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income (loss). Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was an asset of $1 million as of  December 31, 2022.

On March 31, 2023, the interest rate swap agreement expired and was not extended with any new agreements or amendments. An immaterial net gain recorded as a component of other comprehensive income (loss) was reclassified to interest expense as of March 31, 2023.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. The total notional amount of our forward foreign exchange contracts and options was approximately $0 million and $3 million at  March 31, 2023 and December 31, 2022, respectively. We had approximately $0 million recorded as liabilities on our consolidated balance sheets as of  March 31, 2023 and December 31, 2022.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $390 million and $340 million at March 31, 2023 and December 31, 2022, respectively. We estimate the fair value of the Term Loan using Level 2 inputs, or quoted market prices. The fair value of our debt was $389 million and $337 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2023, we are named a defendant in approximately 536 lawsuits involving approximately 1,101 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our consolidated financial statements is remote.

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

Overview

We are the leading global distributor of pipe, valves, fittings ("PVF") and other infrastructure products and services to diversified energy, industrial and gas utility end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	Gas Utilities (storage and distribution of natural gas)
●	Downstream, Industrial and Energy Transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	Production and Transmission Infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas)

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 9,000 suppliers. With over 100 years of experience, our over 2,800 employees serve approximately 10,000 customers through 216 service locations including regional distribution centers, branches, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

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

Recent Trends and Outlook

During the three months ended March 31, 2023, revenue increased 2% sequentially from the three months ended December 31, 2022 and 19% from the three months ended March 31, 2022, supporting our growth outlook for 2023. Despite near-term risk related to a potential global economic slowdown, market fundamentals in the industries we support remain strong, as evidenced by the 14% improvement in our backlog position as compared to March 31, 2022.

Gas Utilities
Our gas utility business continues to be our largest sector, making up 35% of our total company revenue with a 13% increase in sales compared to the three months ended March 31, 2022. This sector is expected to have continued strong growth in 2023 due to long-term market drivers including distribution integrity upgrade programs as well as new home construction. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2022, which is the most recently available information, the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have started to decline with interest rate increases, we do not anticipate this to have a significant impact, as customers will generally reallocate their budgets towards integrity upgrade projects. The compound annual growth rate since 2010 for this sector is 11% and based on market fundamentals and new market share opportunities, we expect this area of our business to continue to have steady growth. Additionally, this sector has proven historically to be less sensitive to a scenario of economic slowdown due to its reduced dependency on energy demand and commodity prices.

Downstream, Industrial and Energy Transition (DIET)
DIET generated 31% of our total company revenue and grew 23% from the first three months of 2022. We continue to expect this sector to deliver strong growth in 2023 driven by increased customer activity levels related to new energy transition related projects, liquified natural gas ("LNG") projects, maintenance, repair and operations ("MRO") activities, and project turnaround activity in refineries and chemical plants.

The energy transition portion of our business is growing rapidly, particularly for biofuel refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policy such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind electric generation as well as longer-term efforts such as carbon capture and storage and hydrogen. These types of projects require similar products that we currently provide today to these customers. We also sell low-emission valves, which represent 96% of the valves we currently sell. Low-emission valves restrict the release of methane and other greenhouse gases into the environment. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Production and Transmission Infrastructure (PTI)
The PTI sector of our business is the most cyclical, and in the first three months of 2023 this sector represented about one-third of our company revenues with a 22% increase from the three months ended March 31, 2022. Sell-side equity research analysts currently estimate upstream spending in 2023 to increase by a double-digit percentage. During the first quarter of 2023, Brent crude oil price averaged over $80 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $75 per barrel. Although, oil prices have recently declined from earlier highs, recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity and have experienced recent volatility and declines, which if this remains sustainably low, could negatively impact our business.

To the extent completion activity and related production increases, this could improve our revenue opportunities in our PTI sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefitting this sector's revenue. The majority of the revenue in this sector is driven by large public and major exploration and production companies, which are expected to strongly influence the increase in capital spending this year and the coming years for this sector.

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

As Europe looks to replace Russian natural gas with more stable sources, LNG with its related infrastructure is being considered as an alternative to Russian gas supplies, with new projects being considered in the U.S. and Europe. To the extent new LNG infrastructure is built, our PTI and DIET sectors are well-positioned to benefit from this growth.

Supply Chain and Labor
We continue to closely monitor the ability of our suppliers and transportation providers to continue the functioning of our supply chain, particularly in cases where there are limited alternative sources of supply. Lead-times for purchases of certain products remain extended, and we expect continued disruptions related to both lead-times and logistics for the foreseeable future. Our strong inventory position has allowed us to continue to supply most customers with little interruption despite the delays from transportation providers. In those instances where there is interruption, we work with our customers to limit the impacts on their business and maintain an ongoing dialogue regarding the status of impacted orders. Transportation costs are generally in-line with pre-pandemic rates except for fuel costs, which remain elevated.

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

There has been little impact to our supply chain directly from the conflict in Ukraine. However, despite the relaxed COVID-19 restrictions in China, recent geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly for valves and meters.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2023	2022	2022
U.S.	$537	$539	$463
Canada	37	45	39
International	184	158	165
	$758	$742	$667

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Average Rig Count (1):
United States	760	633
Canada	221	198
Total North America	981	831
International	915	823
Total	1,896	1,654

Average Commodity Prices (2):
WTI crude oil (per barrel)	$75.93	$95.18
Brent crude oil (per barrel)	$81.07	$100.87
Henry Hub natural gas ($/MMBtu)	$2.64	$4.67

Average Monthly U.S. Well Permits (3)	3,362	2,631
U.S. Wells Completed (2)	3,004	2,421
3:2:1 Crack Spread (4)	$35.52	$26.44

_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The breakdown of our sales by sector for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended
	March 31, 2023		March 31, 2022
Gas Utilities	$307	35%	$271	37%
Downstream, Industrial and Energy Transition	278	31%	226	30%
Production & Transmission Infrastructure	300	34%	245	33%
	$885	100%	$742	100%

For the three months ended March 31, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2023	2022	$ Change	% Change
Sales:
U.S.	$740	$618	$122	20%
Canada	42	43	(1)	(2)%
International	103	81	22	27%
Consolidated	$885	$742	$143	19%

Operating income (loss):
U.S.	$53	$29	$24	83%
Canada	(2)	-	(2)	N/M
International	6	-	6	N/M
Consolidated	57	29	28	97%

Interest expense	(7)	(6)	(1)	17%
Other, net	(3)	-	(3)	N/M
Income tax expense	(13)	(7)	(6)	86%
Net income	34	16	18	N/M
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$28	$10	$18	N/M

Gross profit	$179	$136	$43	32%
Adjusted Gross Profit (1)	$188	$152	$36	24%
Adjusted EBITDA (1)	$69	$48	$21	44%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $885 million for the three months ended March 31, 2023, as compared to $742 million for the three months ended March 31, 2022, an increase of $143 million, or 19%.

U.S. Segment—Our U.S. sales increased to $740 million for the three months ended March 31, 2023, from $618 million for the three months ended March 31, 2022. This $122 million, or 20%, increase reflected an improvement in the Production and Transmission Infrastructure sector of $43 million primarily due to a higher volume of product sales in the Permian Basin. Downstream, Industrial and Energy Transition sales increased $41 million from LNG projects, increased turnaround and maintenance spending for refining, chemicals and mining customers. Gas Utilities sales improved $38 million driven by increased activity levels related to our customers' integrity upgrade and smart meter replacement programs.

Canada Segment—Our Canada sales decreased to $42 million for the three months ended March 31, 2023, from $43 million for the three months ended March 31, 2022. In local currency, sales increased $2 million and was primarily driven by an improvement in the Production and Transmission Infrastructure sector offset by declines in the Downstream, Industrial and Energy Transition and Gas Utilities sectors. The increase was offset by the weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacting sales by $3 million, or 7%.

International Segment—Our International sales increased to $103 million for the three months ended March 31, 2023, from $81 million for the same period in 2022. In local currency, sales increased $30 million and was primarily driven by the Downstream, Industrial and Energy Transition sector followed by the Production and Transmission Infrastructure sector. The increase was offset by the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $8 million, or 8%.

Gross Profit.  Our gross profit was $179 million (20.2% of sales) for the three months ended March 31, 2023, as compared to $136 million (18.3% of sales) for the three months ended March 31, 2022, an increase of $43 million primarily attributable to improved margins on our general products, carbon fittings and flanges, and valves, automation, measurement and instrumentation sales. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $1 million for the first quarter of 2023 compared to a $6 million increase in cost of sales in the three months ended March 31, 2022.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $188 million (21.2% of sales) for the three months ended March 31, 2023, from $152 million (20.5% of sales) for the three months ended March 31, 2022, an increase of $36 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2023	of Revenue*	2022	of Revenue
Gross profit, as reported	$179	20.2%	$136	18.3%
Depreciation and amortization	5	0.6%	5	0.7%
Amortization of intangibles	5	0.6%	5	0.7%
(Decrease) increase in LIFO reserve	(1)	(0.1)%	6	0.8%
Adjusted Gross Profit	$188	21.2%	$152	20.5%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $122 million (13.8% of sales) for the three months ended March 31, 2023, as compared to $107 million (14.4% of sales) for the three months ended March 31, 2022. The $15 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity, as well as hiring additional resources to support the growth in our business.

Operating Income.  Operating income was $57 million for the three months ended March 31, 2023, as compared to an operating income of $29 million for the three months ended March 31, 2022, an increase of $28 million.

U.S. Segment—Operating income for our U.S. segment was $53 million for the three months ended March 31, 2023, compared to an operating income of $29 million for the three months ended March 31, 2022, a $24 million increase. The $24 million increase was primarily attributable to higher revenues.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended March 31, 2023, as compared to breakeven for the three months ended March 31, 2022, primarily due to unfavorable foreign exchange impacts.

International Segment—Operating income for our International segment was $6 million for the three months ended March 31, 2023, as compared to operating income of $0 million for the three months ended March 31, 2022. The $6 million increase was primarily due to higher revenues.

Interest Expense.  Our interest expense was $7 million and $6 million for the three months ended March 31, 2023 and 2022, respectively.

Other, net.  Other, net was $3 million expense for the three months ended March 31, 2023 compared to $0 million for the three months ended March 31, 2022. The increase in other expense was primarily related to unfavorable foreign exchange rate impacts.

Income Tax Expense.  Our income tax expense was $13 million for the three months ended March 31, 2023, as compared to $7 million expense for the three months ended March 31, 2022, primarily due to increased profitability. Our effective tax rates were 28% and 30% for the three months ended March 31, 2023 and 2022, respectively. Our rates generally differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory rate primarily due to foreign losses with no tax benefit.

Net Income.  Our net income was $34 million for the three months ended March 31, 2023, as compared to a net income of $16 million for the three months ended March 31, 2022.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $69 million (7.8% of sales) for the three months ended March 31, 2023, as compared to $48 million (6.5% of sales) for the three months ended March 31, 2022.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income	$34	$16
Income tax expense	13	7
Interest expense	7	6
Depreciation and amortization	5	5
Amortization of intangibles	5	5
(Decrease) increase in LIFO reserve	(1)	6
Equity-based compensation expense	3	3
Foreign currency losses	3	-
Adjusted EBITDA	$69	$48

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility.

As of March 31, 2023, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $295 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2022, we are not required to make an excess cash flow payment for 2022 in 2023.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. On December 6, 2022, the Company amended the Global ABL Facility to replace LIBOR with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings now bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2023, we had $95 million borrowings outstanding and $601 million of Excess Availability, as defined under our Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At March 31, 2023, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $640 million. As of March 31, 2023 and December 31, 2022, we had cash of $39 million and $32 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2023, our Moody's Investor Services corporate family rating was B2 with a stable outlook. Additionally, on April 24, 2023, Standard & Poor's (S&P) Global Ratings upgraded our issuer credit rating from B- to B, with a stable outlook. However, on May 3, 2023, S&P Global Ratings placed us on CreditWatch Negative following the postponement of the Term Loan refinancing. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2023, and based on our current forecasts, we expect to remain in compliance.

In April 2023, we launched an effort to amend, extend and refinance in full $295 million in outstanding principal under our existing Term Loan. MRC Global sought to refinance the Term Loan long before its maturity in September 2024 to take advantage of relatively favorable market conditions. Shortly after the launch of the refinancing, but before closing, our preferred stockholder brought an action in the Delaware Court of Chancery seeking a temporary restraining order to prevent the refinancing from closing. The preferred stockholder claimed that it had a right to consent to the refinancing, a claim that the Company disputes. Although we do not believe that the preferred preferred stockholder's claim had merit, the lawsuit complicated the execution of the refinancing on favorable terms. Therefore, we postponed the refinancing efforts before their conclusion. The lawsuit was then dismissed without prejudice. We expect to discuss with our preferred stockholder certain proposals that the stockholder has made, but there is no assurance that the parties will find agreement regarding these or alternative proposals. Even if MRC Global does not enter into a refinancing transaction in the future, we are confident that we could repay the Term Loan debt utilizing our Global ABL Facility and cash generated from our operations.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(30)	$(13)
Investing activities	(3)	(2)
Financing activities	40	(2)
Net increase (decrease) in cash and cash equivalents	$7	$(17)

Operating Activities

Net cash used in operating activities was $30 million during the three months ended March 31, 2023, compared to $13 million used during the three months ended March 31, 2022. The change in operating cash flows was primarily the result of an increase in working capital as a result of inventory purchases to support growing market activity offset by improved profitability.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

Net cash provided by financing activities was $40 million for the three months ended March 31, 2023, compared to $2 million used in financing activities for the three months ended March 31, 2022, primarily due to net proceeds from revolving credit facilities of $51 million in the first three months of 2023 compared to $6 million in the first three months of 2022. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2023 and 2022.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2023, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under “Risk Factors”.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer