Form 10-Q
period 2023-06-30
MRC GLOBAL INC.
filed 2023-08-08
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

There were 84,011,852 shares of the registrant’s common stock (excluding 142,304 unvested restricted shares), par value $0.01 per share, issued and outstanding as of August 1, 2023.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash	$31	$32
Accounts receivable, net	519	501
Inventories, net	674	578
Other current assets	39	31
Total current assets	1,263	1,142

Long-term assets:
Operating lease assets	206	202
Property, plant and equipment, net	78	82
Other assets	16	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	173	183
	$2,000	$1,895

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$448	$410
Accrued expenses and other current liabilities	97	115
Operating lease liabilities	37	36
Current portion of long-term debt	3	3
Total current liabilities	585	564

Long-term liabilities:
Long-term debt, net	368	337
Operating lease liabilities	186	182
Deferred income taxes	51	49
Other liabilities	20	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 108,490,740 and 107,864,421 issued, respectively	1	1
Additional paid-in capital	1,761	1,758
Retained deficit	(722)	(768)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(230)	(230)
	435	386
	$2,000	$1,895

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Sales	$ 871	$ 848	$ 1,756	$ 1,590
Cost of sales	696	697	1,402	1,303
Gross profit	175	151	354	287
Selling, general and administrative expenses	130	120	252	227
Operating income	45	31	102	60
Other expense:
Interest expense	(10)	(5)	(17)	(11)
Other, net	(1)	(6)	(4)	(6)
Income before income taxes	34	20	81	43
Income tax expense	10	6	23	13
Net income	24	14	58	30
Series A preferred stock dividends	6	6	12	12
Net income attributable to common stockholders	$ 18	$ 8	$ 46	$ 18

Basic earnings per common share	$ 0.21	$ 0.10	$ 0.55	$ 0.22
Diluted earnings per common share	$ 0.21	$ 0.09	$ 0.54	$ 0.21
Weighted-average common shares, basic	84.3	83.6	84.1	83.4
Weighted-average common shares, diluted	85.3	84.9	85.4	84.6

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net income	$24	$14	$58	$30

Other comprehensive income (loss)
Foreign currency translation adjustments	1	(6)	—	(4)
Hedge accounting adjustments, net of tax	—	3	—	6
Total other comprehensive income (loss), net of tax	1	(3)	—	2
Comprehensive income	$25	$11	$58	$32

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2023	108	$1	$1,761	$(722)	(24)	$(375)	$(230)	$435

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	-	-	-	16	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	2	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2022	108	$1	$1,748	$(809)	(24)	$(375)	$(226)	$339
Net income	-	-	-	14	-	-	-	14
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2022	108	$1	$1,751	$(801)	(24)	$(375)	$(229)	$347

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2023	2022

Operating activities
Net income	$58	$30
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	10	9
Amortization of intangibles	10	11
Equity-based compensation expense	7	6
Deferred income tax expense	2	1
Increase in LIFO reserve	1	26
Other, net	13	8
Changes in operating assets and liabilities:
Accounts receivable	(19)	(116)
Inventories	(101)	(136)
Other current assets	(9)	(18)
Accounts payable	36	116
Accrued expenses and other current liabilities	(18)	-
Net cash used in operations	(10)	(63)

Investing activities
Purchases of property, plant and equipment	(5)	(5)
Other investing activities	-	(2)
Net cash used in investing activities	(5)	(7)

Financing activities
Payments on revolving credit facilities	(497)	(275)
Proceeds from revolving credit facilities	530	335
Payments on long-term obligations	(2)	(1)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(4)	(2)
Net cash provided by financing activities	15	45

Increase (decrease) in cash	-	(25)
Effect of foreign exchange rate on cash	(1)	(2)
Cash -- beginning of period	32	48
Cash -- end of period	$31	$21

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$10
Cash paid for income taxes	$27	$25

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2023. We have derived our condensed consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements for the year ended December 31, 2022. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Certain prior year amounts have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the "Company" or by terms such as "we", "our" or "us"). All material intercompany balances and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards: In the fourth quarter of 2022, we adopted early Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize substantially all of our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, we exclude these taxes from sales in the accompanying condensed consolidated statements of operations. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization of intangible assets. In some cases, particularly with third-party pipe shipments, we consider shipping and handling costs to be separate performance obligations, and as such, we record the revenue and cost of sales when the performance obligation is fulfilled.

Our contracts with customers ordinarily involve performance obligations that are one year or less. Therefore, we have applied the optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the condensed consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2023, and December 31, 2022, was $9 million and $24 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at June 30, 2023 and December 31, 2022 was $8 million and $9 million, respectively. During the three and six months ended June 30, 2023, we recognized $3 million and $5 million of revenue that was deferred as of December 31, 2022. During the three and six months ended June 30, 2022, we recognized $1 million and $3 million of revenue that was deferred as of December 31, 2021. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Disaggregated Revenue:

In the first quarter of 2023, the Company combined the sectors formerly known as Upstream Production and Midstream Pipeline into one sector, Production and Transmission Infrastructure. The similarity of market drivers, the overlap of customers and the combined management structure of both sectors was the primary basis for the change.

Our disaggregated revenue represents our business of selling PVF to energy and industrial end uses across each of the Gas Utilities (storage and distribution of natural gas), Downstream, Industrial and Energy Transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), and Production and Transmission Infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas) sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity influence each of our end market sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$321	$1	$1	$323
Downstream, Industrial & Energy Transition	179	4	62	245
Production & Transmission Infrastructure	227	33	43	303
	$727	$38	$106	$871
2022:
Gas Utilities	$311	$3	$—	$314
Downstream, Industrial & Energy Transition	198	7	54	259
Production & Transmission Infrastructure	208	30	37	275
	$717	$40	$91	$848

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$627	$2	$1	$630
Downstream, Industrial & Energy Transition	389	9	125	523
Production & Transmission Infrastructure	451	69	83	603
	$1,467	$80	$209	$1,756
2022:
Gas Utilities	$579	$6	$—	$585
Downstream, Industrial & Energy Transition	367	14	104	485
Production & Transmission Infrastructure	389	63	68	520
	$1,335	$83	$172	$1,590

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2023	2022
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$298	$271
Carbon steel pipe, fittings and flanges	233	201
Gas products	279	257
All other products	168	147
	978	876
Less: Excess of average cost over LIFO cost (LIFO reserve)	(280)	(279)
Less: Other inventory reserves	(24)	(19)
	$674	$578

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

Expense associated with our operating leases was $10 million and $20 million for the three and six months ended June 30, 2023, and $10 million and $20 million for the three and six months ended June 30, 2022, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million and $20 million for the three and six months ended June 30, 2023, and $11 million and $21 million for the three and six months ended June 30, 2022.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2023	$22
2024	41
2025	34
2026	29
2027	26
After 2027	182
Total lease payments	334
Less: Interest	(111)
Present value of lease liabilities	$223

The term and discount rate associated with leases are as follows:

June 30,
Operating Lease Term and Discount Rate	2023
Weighted-average remaining lease term (years)	12
Weighted-average discount rate	6.6%

Amounts maturing after 2027 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term is 7 years.

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	June 30,	December 31,
	2023	2022
Senior Secured Term Loan B, net of discount and issuance costs of $1	$294	$295
Global ABL Facility	77	45
	371	340
Less: current portion	3	3
	$368	$337

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the interest rate is calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread. "Term SOFR" is the forward-looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each of 1-month, 3-month, and 6-month maturities. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries guarantees. In addition, the Term Loan is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million.

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. In December 2022, the Company and Administrative Agent entered into an amendment to the Global ABL Facility to replace the London Interbank Offered Rate with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings under the amended facility bear interest at the Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $599 million as of  June 30, 2023.

Interest on Borrowings: The interest rates on our outstanding borrowings at  June 30, 2023, including a floating to fixed interest rate swap at December 31, 2022, are set forth below:

	June 30,	December 31,
	2023	2022
Senior Secured Term Loan B	8.36%	6.05%
Global ABL Facility	7.09%	5.20%
Weighted average interest rate	8.10%	5.94%

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

MRC Global Inc. may not enter into any new, or amend, or modify any existing agreement or arrangement that by its terms restricts, limits, prohibits or prevents the Company from paying dividends on the Preferred Stock, redeeming or repurchasing the Preferred Stock or effecting the conversion of the Preferred Stock. Any such agreement, amendment or modification would require the consent of the holder of the Preferred Stock.

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2023, 169,020 performance share unit awards, 135,019 restricted stock awards, and 745,039 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2023	2022
Currency translation adjustments	$(230)	$(230)
Hedge accounting adjustments	1	1
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(230)	$(230)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income	$24	$14	$58	$30
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income attributable to common stockholders	$18	$8	$46	$18

Weighted average basic shares outstanding	84.3	83.6	84.1	83.4
Effect of dilutive securities	1.0	1.3	1.3	1.2
Weighted average diluted shares outstanding	85.3	84.9	85.4	84.6

Net income per share:
Basic	$0.21	$0.10	$0.55	$0.22
Diluted	$0.21	$0.09	$0.54	$0.21

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2023 and 2022, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2023, we had approximately 1.3 million anti-dilutive stock options, restricted stock units, and performance units. For the three and six months ended June 30, 2022, we had approximately 1.3 million and 1.6 million anti-dilutive stock options, restricted stock units, and performance units.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Sales
U.S.	$727	$717	$1,467	$1,335
Canada	38	40	80	83
International	106	91	209	172
Consolidated sales	$871	$848	$1,756	$1,590

Operating income (loss)
U.S.	$42	$30	$95	$59
Canada	(2)	(1)	(4)	(1)
International	5	2	11	2
Total operating income	45	31	102	60

Interest expense	(10)	(5)	(17)	(11)
Other, net	(1)	(6)	(4)	(6)
Income before income taxes	$34	$20	$81	$43

	June 30,	December 31,
	2023	2022
Total assets
U.S.	$1,613	$1,518
Canada	101	101
International	286	276
Total assets	$2,000	$1,895

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2023	2022	2023	2022
Line Pipe	$128	$132	$269	$244
Carbon Fittings and Flanges	119	116	236	216
Total Carbon Pipe, Fittings and Flanges	247	248	505	460
Valves, Automation, Measurement and Instrumentation	299	280	614	531
Gas Products	214	198	421	382
Stainless Steel and Alloy Pipe and Fittings	36	58	68	94
General Products	75	64	148	123
	$871	$848	$1,756	$1,590

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

We designated the interest rate swap as an effective cash flow hedge utilizing the guidance under ASU 2017-12. As such, the valuation of the interest rate swap was recorded as an asset or liability, and the gain or loss on the derivative was recorded as a component of other comprehensive income (loss). Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap was estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates. The fair value of the interest rate swap was an asset of $1 million as of  December 31, 2022.

On March 31, 2023, the interest rate swap agreement expired and was not extended with any new agreements or amendments. An immaterial net gain recorded as a component of other comprehensive loss was reclassified to interest expense as of March 31, 2023.

Foreign Exchange Forward Contracts: Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of June 30, 2023. The total notional amount of our forward foreign exchange contracts and options was approximately $3 million at  December 31, 2022 We had approximately $0 million recorded as liabilities on our condensed consolidated balance sheets as of   December 31, 2022.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $371 million and $340 million at June 30, 2023 and December 31, 2022, respectively. We estimate the fair value of the Term Loan using Level 2 inputs or quoted market prices. The fair value of our debt was $369 million and $337 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2023, we are named a defendant in approximately 512 lawsuits involving approximately 1,077 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

Other Legal Claims and Proceedings.  From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

Product Claims.  From time to time, in the ordinary course of our business, our customers may claim that the products that we distribute are either defective or require repair or replacement under warranties that either we or the manufacturer may provide to the customer. These proceedings are, in the opinion of management, ordinary and routine matters incidental to our normal business. Our purchase orders with our suppliers generally require the manufacturer to indemnify us against any product liability claims, leaving the manufacturer ultimately responsible for these claims. In many cases, state, provincial or foreign law provides protection to distributors for these sorts of claims, shifting the responsibility to the manufacturer. In some cases, we could be required to repair or replace the products for the benefit of our customer and seek our recovery from the manufacturer for our expense. In our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

Customer Contracts

We have contracts and agreements with many of our customers that dictate certain terms of our sales arrangements (pricing, deliverables, etc.). While we make every effort to abide by the terms of these contracts, certain provisions are complex and often subject to varying interpretations. Under the terms of these contracts, our customers have the right to audit our adherence to the contract terms. Historically, any settlements that have resulted from these customer audits have not been material to our condensed consolidated financial statements.

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

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 9,000 suppliers. With over 100 years of experience, our approximately 2,900 employees serve approximately 10,000 customers through 216 service locations including regional distribution centers, branches, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

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

Recent Trends and Outlook

During the three months ended June 30, 2023, revenue decreased 2% sequentially from the three months ended March 31, 2023, and increased 3% from the three months ended June 30, 2022. Despite near-term risk related to a potential global economic slowdown, market fundamentals in the industries we support remain resilient, as evidenced by the 3% improvement in our backlog position as compared to December 31, 2022. However, we are anticipating lower growth in the second half of 2023 for our U.S. segment than we previously anticipated primarily due to a slower ramp-up in our gas utilities sector sales during the current construction season. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing product inventory levels over the next few quarters due to more certainty in the supply chain and associated lead times.

Gas Utilities
Our gas utility business continues to be our largest sector, making up 36% of our total company revenue with an 8% increase in sales compared to the six months ended June 30, 2022. This sector is expected to have continued growth due to long-term market drivers including distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2022, which is the most recently available information, the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have started to decline with interest rate increases, we do not anticipate this to have a significant impact, as customers will generally reallocate their budgets towards integrity upgrade projects. The compound annual growth rate since 2016 for this sector is 12% and based on market fundamentals and new market share opportunities, we expect this area of our business to continue to have steady growth. Additionally, this sector has proven historically to be less sensitive to a scenario of economic slowdown due to its reduced dependency on energy demand and commodity prices.

Downstream, Industrial and Energy Transition (DIET)
DIET generated 30% of our total company revenue and grew 8% from the first six months of 2022. We continue to expect this sector to deliver strong growth in 2023 driven by increased customer activity levels related to new energy transition related projects, liquified natural gas ("LNG") projects, maintenance, repair and operations ("MRO") activities, and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The energy transition portion of our business is growing rapidly, particularly for biofuel refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policy such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. These types of projects require similar products that we currently provide today to these customers. We also sell low-emission valves, which represent 96% of the valves we currently sell. Low-emission valves restrict the release of methane and other greenhouse gases into the environment. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Production and Transmission Infrastructure (PTI)
The PTI sector of our business is the most cyclical, and in the first six months of 2023 this sector represented 34% of our company revenues with a 16% increase from the six months ended June 30, 2022. During the first half of 2023, Brent crude oil price averaged $80 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $75 per barrel. Recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity and have experienced recent volatility and declines, which if this remains sustainably low, could negatively impact our business.

To the extent completion activity and related production increases, this could improve our revenue opportunities in our PTI sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefitting this sector's revenue. The majority of the revenue in this sector is driven by large independents and major exploration and production companies, which are expected to strongly influence the increase in capital spending this year and the coming years for this sector. This group of customers make up the majority of our sales within the PTI sector.

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

As Europe looks to replace Russian natural gas with more stable sources, LNG with its related infrastructure, is being considered as an alternative to Russian gas supplies, with new projects being considered in the U.S. and Europe. To the extent new LNG infrastructure is built, our PTI and DIET sectors are well-positioned to benefit from this growth.

Supply Chain and Labor
Our strong inventory position has allowed us to navigate supply chain disruptions caused by the COVID-19 pandemic. For the majority of our products, lead times have returned to pre-pandemic levels. Transportation costs are also generally in-line with pre-pandemic rates.

Inflation for the majority of our products has eased and we do not expect to see significant increases for the rest of the year. To the extent further pricing fluctuations impact our products, the impact on our revenue and cost of goods sold, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur.

There has been little impact to our supply chain directly from the conflict in Ukraine. However, despite the relaxed COVID-19 restrictions in China, recent geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly for valves and meters.

Globally, we are being impacted by labor constraints as the post-pandemic recovery has lowered unemployment rates and created increased competition among companies to attract and retain personnel, which has increased our selling, general and administrative expense. We proactively monitor market trends in the areas where we have operations and, due to our efficient sourcing practices, have experienced little to no disruption supporting our customers.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2023	2022	2022
U.S.	$521	$539	$526
Canada	37	45	54
International	206	158	166
	$764	$742	$746

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Average Rig Count (1):
United States	719	713	740	675
Canada	117	113	169	154
Total North America	836	826	909	829
International	960	816	938	819
Total	1,796	1,642	1,847	1,648

Average Commodity Prices (2):
WTI crude oil (per barrel)	$73.54	$108.83	$74.73	$102.01
Brent crude oil (per barrel)	$77.99	$113.84	$79.58	$107.20
Henry Hub natural gas ($/MMBtu)	$2.16	$7.50	$2.40	$6.08

Average Monthly U.S. Well Permits (3)	3,147	3,499	3,254	3,201
U.S. Wells Completed (2)	3,039	2,767	6,343	5,236
3:2:1 Crack Spread (4)	$32.64	$49.02	$34.07	$37.73

_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The breakdown of our sales by sector for the three months ended June 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended
	June 30, 2023		June 30, 2022
Gas Utilities	$323	37%	$314	37%
Downstream, Industrial and Energy Transition	245	28%	259	31%
Production & Transmission Infrastructure	303	35%	275	32%
	$871	100%	$848	100%

For the three months ended June 30, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change
Sales:
U.S.	$727	$717	$10	1%
Canada	38	40	(2)	(5)%
International	106	91	15	16%
Consolidated	$871	$848	$23	3%

Operating income (loss):
U.S.	$42	$30	$12	40%
Canada	(2)	(1)	(1)	N/M
International	5	2	3	N/M
Consolidated	45	31	14	45%

Interest expense	(10)	(5)	(5)	N/M
Other, net	(1)	(6)	5	(83)%
Income tax expense	(10)	(6)	(4)	67%
Net income	24	14	10	71%
Series A preferred stock dividends	6	6	-	N/M
Net income attributable to common stockholders	$18	$8	$10	N/M

Gross profit	$175	$151	$24	16%
Adjusted Gross Profit (1)	$187	$181	$6	3%
Adjusted EBITDA (1)	$63	$65	$(2)	(3)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $871 million for the three months ended June 30, 2023, as compared to $848 million for the three months ended June 30, 2022, an increase of $23 million, or 3%.

U.S. Segment—Our U.S. sales increased to $727 million for the three months ended June 30, 2023, from $717 million for the three months ended June 30, 2022. This $10 million, or 1%, increase reflected an improvement in the Production and Transmission Infrastructure sector of $19 million primarily due to increased customer facility infrastructure activity and increased pipeline activity. Gas Utilities sales improved $10 million driven by increased customer spending for modernization and replacement activity. Downstream, Industrial and Energy Transition sales decreased $19 million due to the culmination of biofuel refinery projects.

Canada Segment—Our Canada sales decreased to $38 million for the three months ended June 30, 2023, from $40 million for the three months ended June 30, 2022 primarily driven by declines in the Downstream, Industrial and Energy Transition and Gas Utilities sectors offset by an improvement in the Production and Transmission Infrastructure sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $2 million, or 5%.

International Segment—Our International sales increased to $106 million for the three months ended June 30, 2023, from $91 million for the same period in 2022. Excluding the impact of foreign exchange, sales increased $18 million and was primarily driven by the Downstream, Industrial and Energy Transition sector followed by the Production and Transmission Infrastructure sector. The increase was offset by the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $3 million, or 3%.

Gross Profit.  Our gross profit was $175 million (20.1% of sales) for the three months ended June 30, 2023, as compared to $151 million (17.8% of sales) for the three months ended June 30, 2022, an increase of $24 million primarily attributable to improved margins on our general products, line pipe and stainless steel and alloy pipe and fittings sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $2 million for the second quarter of 2023 compared to a $20 million increase in cost of sales in the three months ended June 30, 2022.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $187 million (21.5% of sales) for the three months ended June 30, 2023, from $181 million (21.3% of sales) for the three months ended June 30, 2022, an increase of $6 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2023	of Revenue	2022	of Revenue*
Gross profit, as reported	$175	20.1%	$151	17.8%
Depreciation and amortization	5	0.6%	4	0.5%
Amortization of intangibles	5	0.6%	6	0.7%
Increase in LIFO reserve	2	0.2%	20	2.4%
Adjusted Gross Profit	$187	21.5%	$181	21.3%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $130 million (14.9% of sales) for the three months ended June 30, 2023, as compared to $120 million (14.2% of sales) for the three months ended June 30, 2022. The $10 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity, as well as hiring additional resources to support the growth in our business. We also incurred non-recurring IT-related professional fees that contributed to the higher SG&A expense for the quarter.

Operating Income.  Operating income was $45 million for the three months ended June 30, 2023, as compared to an operating income of $31 million for the three months ended June 30, 2022, an increase of $14 million.

U.S. Segment—Operating income for our U.S. segment was $42 million for the three months ended June 30, 2023, compared to an operating income of $30 million for the three months ended June 30, 2022, a $12 million increase. The $12 million increase was primarily attributable to higher revenues and lower LIFO expense.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended June 30, 2023, as compared to an operating loss of $1 million for the three months ended June 30, 2022, primarily due to unfavorable foreign exchange impacts.

International Segment—Operating income for our International segment was $5 million for the three months ended June 30, 2023, as compared to operating income of $2 million for the three months ended June 30, 2022. The $3 million increase was primarily due to higher revenues.

Interest Expense.  Our interest expense was $10 million and $5 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $5 million was primarily due to higher benchmark interest rates.

Other, net.  Other, net was $1 million expense for the three months ended June 30, 2023 compared to $6 million expense for the three months ended June 30, 2022. The decrease in other expense was primarily related to foreign exchange rate impacts.

Income Tax Expense.  Our income tax expense was $10 million for the three months ended June 30, 2023, as compared to $6 million expense for the three months ended June 30, 2022, primarily due to increased profitability. Our effective tax rates were 29% and 30% for the three months ended June 30, 2023 and 2022, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended June 30, 2023 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Net Income.  Our net income was $24 million for the three months ended June 30, 2023, as compared to net income of $14 million for the three months ended June 30, 2022.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $63 million (7.2% of sales) for the three months ended June 30, 2023, as compared to $65 million (7.7% of sales) for the three months ended June 30, 2022.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2023	2022
Net income	$24	$14
Income tax expense	10	6
Interest expense	10	5
Depreciation and amortization	5	4
Amortization of intangibles	5	6
Non-recurring IT related professional fees	1	-
Increase in LIFO reserve	2	20
Equity-based compensation expense	4	3
Asset disposal	1	-
Foreign currency losses	1	7
Adjusted EBITDA	$63	$65

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The breakdown of our sales by sector for the six months ended June 30, 2023 and 2022 was as follows (in millions):

	Six Months Ended
	June 30, 2023		June 30, 2022
Gas Utilities	$630	36%	$585	37%
Downstream, Industrial and Energy Transition	523	30%	485	31%
Production & Transmission Infrastructure	603	34%	520	32%
	$1,756	100%	$1,590	100%

For the six months ended June 30, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change
Sales:
U.S.	$1,467	$1,335	$132	10%
Canada	80	83	(3)	(4)%
International	209	172	37	22%
Consolidated	$1,756	$1,590	$166	10%

Operating income (loss):
U.S.	$95	$59	$36	61%
Canada	(4)	(1)	(3)	N/M
International	11	2	9	N/M
Consolidated	102	60	42	70%

Interest expense	(17)	(11)	(6)	55%
Other, net	(4)	(6)	2	(33)%
Income tax expense	(23)	(13)	(10)	77%
Net income	58	30	28	93%
Series A preferred stock dividends	12	12	-	N/M
Net income attributable to common stockholders	$46	$18	$28	N/M

Gross profit	$354	$287	$67	23%
Adjusted Gross Profit (1)	$375	$333	$42	13%
Adjusted EBITDA (1)	$132	$113	$19	17%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales.  Our sales were $1,756 million for the six months ended June 30, 2023, as compared to $1,590 million for the six months ended June 30, 2022, an increase of $166 million, or 10%.

U.S. Segment—Our U.S. sales increased to $1,467 million for the six months ended June 30, 2023, from $1,335 million for the six months ended June 30, 2022. This $132 million, or 10%, increase reflected an improvement in the Production and Transmission Infrastructure sector of $62 million primarily due to increased customer facility infrastructure and pipeline activity. Gas Utilities sales improved $48 million driven by increased activity levels related to our customers' integrity upgrade and smart meter replacement programs. Downstream, Industrial and Energy Transition sales increased $22 million from LNG projects, increased turnaround and maintenance spending for refining, chemicals and mining customers.

Canada Segment—Our Canada sales decreased to $80 million for the six months ended June 30, 2023, from $83 million for the six months ended June 30, 2022. Excluding the impact of foreign exchange, sales increased $2 million and was primarily driven by an improvement in the Production and Transmission Infrastructure sector offset by declines in the Downstream, Industrial and Energy Transition and Gas Utilities sectors. The increase was offset by the weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacting sales by $5 million, or 6%.

International Segment—Our International sales increased to $209 million for the six months ended June 30, 2023, from $172 million for the same period in 2022. Excluding the impact of foreign exchange, sales increased $48 million and was primarily driven by the Downstream, Industrial and Energy Transition sector followed by the Production and Transmission Infrastructure sector. The increase was offset by the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $11 million, or 6%.

Gross Profit.  Our gross profit was $354 million (20.2% of sales) for the six months ended June 30, 2023, as compared to $287 million (18.1% of sales) for the six months ended June 30, 2022, an increase of $67 million primarily attributable to improved margins on our general products, valves, automation, measurement and instrumentation and stainless steel and alloy pipe and fittings sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $1 million for the first half of 2023 compared to a $26 million increase in cost of sales in the six months ended June 30, 2022.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $375 million (21.4% of sales) for the six months ended June 30, 2023, from $333 million (20.9% of sales) for the six months ended June 30, 2022, an increase of $42 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2023	of Revenue*	2022	of Revenue*
Gross profit, as reported	$354	20.2%	$287	18.1%
Depreciation and amortization	10	0.6%	9	0.6%
Amortization of intangibles	10	0.6%	11	0.7%
Increase in LIFO reserve	1	0.1%	26	1.6%
Adjusted Gross Profit	$375	21.4%	$333	20.9%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $252 million (14.4% of sales) for the six months ended June 30, 2023, as compared to $227 million (14.3% of sales) for the six months ended June 30, 2022. The $25 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity, as well as hiring additional resources to support the growth in our business. We also incurred non-recurring IT-related professional fees that contributed to the higher SG&A expense.

Operating Income.  Operating income was $102 million for the six months ended June 30, 2023, as compared to an operating income of $60 million for the six months ended June 30, 2022, an increase of $42 million.

U.S. Segment—Operating income for our U.S. segment was $95 million for the six months ended June 30, 2023, compared to an operating income of $59 million for the six months ended June 30, 2022. The $36 million increase was primarily attributable to higher revenues and lower LIFO expense.

Canada Segment—Operating loss for our Canada segment was $4 million for the six months ended June 30, 2023, as compared to $1 million operating loss for the six months ended June 30, 2022, primarily due to unfavorable foreign exchange impacts.

International Segment—Operating income for our International segment was $11 million for the six months ended June 30, 2023, as compared to operating income of $2 million for the six months ended June 30, 2022. The $9 million increase was primarily due to higher revenues.

Interest Expense.  Our interest expense was $17 million and $11 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $6 million was primarily due to higher benchmark interest rates.

Other, net.  Other, net was $4 million expense for the six months ended June 30, 2023 compared to $6 million for the six months ended June 30, 2022. The decrease in other expense was primarily related to foreign exchange rate impacts.

Income Tax Expense.  Our income tax expense was $23 million for the six months ended June 30, 2023, as compared to $13 million expense for the six months ended June 30, 2022, primarily due to increased profitability. Our effective tax rates were 28% and 30% for the six months ended June 30, 2023 and 2022, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the six months ended June 30, 2023 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Net Income.  Our net income was $58 million for the six months ended June 30, 2023, as compared to a net income of $30 million for the six months ended June 30, 2022.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $132 million (7.5% of sales) for the six months ended June 30, 2023, as compared to $113 million (7.1% of sales) for the six months ended June 30, 2022.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2023	2022
Net income	$58	$30
Income tax expense	23	13
Interest expense	17	11
Depreciation and amortization	10	9
Amortization of intangibles	10	11
Non-recurring IT related professional fees	1	-
Increase in LIFO reserve	1	26
Equity-based compensation expense	7	6
Asset disposal	1	-
Foreign currency losses	4	7
Adjusted EBITDA	$132	$113

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility.

As of June 30, 2023, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $294 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2022, we are not required to make an excess cash flow payment for 2022 in 2023. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning July 1, 2023, the interest rate is calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. On December 6, 2022, the Company amended the Global ABL Facility to replace LIBOR with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings now bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2023, we had $77 million borrowings outstanding and $599 million of Excess Availability, as defined under our Global ABL Facility.

In April 2023, we began a process to refinance the Term Loan long before its maturity to take advantage of relatively favorable market conditions at that time. The holder of the Preferred Stock filed a lawsuit with the Delaware Court of Chancery to obtain a temporary restraining order to prevent this refinancing.  The holder claimed that the holder has a right to consent to the terms of the refinancing transaction. Pursuant to an amendment that the holder filed on its Schedule 13D, the holder suggested that “a resolution [with the Company] could … involve the [Company] repurchasing the preferred stock.” Although we were prepared to defend the lawsuit, the lawsuit complicated the execution of the refinancing on favorable terms. Therefore, we postponed the refinancing efforts before their conclusion, and the lawsuit was dismissed without prejudice.  The holder of the Preferred Stock is controlled by Henry Cornell, one of the Company’s directors that the holder of the Preferred Stock has designated as a director pursuant the terms of the Preferred Stock transaction.

We anticipate higher interest expense resulting from recent debt market volatility and rate increases by the Federal Reserve, that has negatively impacted interest rates. Additionally, we anticipate repaying or refinancing our Term Loan before its maturity in September 2024. This may include (among other things) amending and restating the existing Term Loan, entering into a new term loan, utilizing cash from operations, borrowings from our Global ABL Facility or a combination of those actions. Should we determine to amend and restate the existing Term Loan or enter into a new term loan, we would expect financing terms that are less favorable than our current credit agreement, which could result in a higher cost of capital to the Company.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At June 30, 2023, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $630 million. As of June 30, 2023 and December 31, 2022, we had cash of $31 million and $32 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2023, our Moody's Investor Services corporate family rating was B2 with a stable outlook. Additionally, on April 24, 2023, Standard & Poor's (S&P) Global Ratings upgraded our issuer credit rating from B- to B, with a stable outlook and on May 3, 2023, S&P Global Ratings placed us on CreditWatch Negative. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the six months ended June 30, 2023, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(10)	$(63)
Investing activities	(5)	(7)
Financing activities	15	45
Net increase (decrease) in cash and cash equivalents	$-	$(25)

Operating Activities

Net cash used in operating activities was $10 million during the six months ended June 30, 2023, compared to $63 million used during the six months ended June 30, 2022. The change in operating cash flows was primarily the result of a decrease in working capital and improved profitability.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $5 for the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $15 million for the six months ended June 30, 2023, compared to $45 million provided by financing activities for the six months ended June 30, 2022, primarily due to net proceeds from revolving credit facilities of $33 million in the first half of 2023 compared to $60 million in the first half of 2022. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2023, the holder of the Company’s Preferred Stock brought a proceeding to obtain a temporary restraining order to prevent the Company from refinancing its Term Loan.  This proceeding was dismissed without prejudice.  For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

On August 3, 2023,  our Compensation & Human Capital Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved changes to our Executive Separation Policy (as amended, the “Policy”) and related amendments to the employment agreements of Robert J. Saltiel, Jr., our President and Chief Executive Officer (“Amended CEO Employment Agreement”), and Kelly Youngblood, our Executive Vice President and Chief Financial Officer. The Committee also recommended that the full Board approve the Amended CEO Employment Agreement and the changes in the Policy that impact the CEO.  On August 4, 2023, the Board approved the Amended CEO Employment Agreement and changes in the Executive Separation Policy that impact the CEO.

For the purposes of this description in this Item 5 – Other Information, an executive is “Involuntarily Terminated” when an executive is terminated without Cause or leaves for Good Reason (as those terms are defined in each of the applicable Policy, Amended CEO Employment Agreement or Amended CFO Employment Agreement), and a “Change in Control Termination” means the Involuntary Termination of an executive upon or within 24 months following a Change in Control (as defined in the applicable Policy or agreement).

Executives, such as the CEO and CFO, who have employment agreements that provide separation benefits, do not participate in the benefits of the Policy so long as they have those employment agreements.  Pursuant to the amendments to the Policy, the separation benefits were changed as follows with respect to a Change in Control Termination:

Title	Prior Benefit	Revised Benefit
Chief Executive Office	2 times salary	3 times salary plus target bonus
Executive Vice President	1.5 times salary	2 times salary plus target bonus
Senior Vice President	1 times salary	1.5 times salary plus target bonus

Prior separation benefits outside of a Change in Control Termination remained unchanged.  The Policy was also changed to allow for the modification of benefits to the extent payments under the policy constitute “parachute payments” as defined in and under Section 280G of the United States Internal Revenue Code.  Finally, the length of time that each executive can participation in medical benefits was changed in the Policy to be 36 months for the CEO, 2 months for Executive Vice Presidents and 18 months for Senior Vice Presidents.

Pursuant to the Amended CEO Employment Agreement, Mr. Saltiel’s prior employment agreement was amended to reflect the increase in his base salary from $825,000 to $860,000 and his target annual bonus from 100% to 125% of his base salary.  His prior employment agreement was further amended to provide for a pro rata bonus for the fiscal year of termination in the event of a Change in Control Termination, calculated at the greater of actual or target performance and prorated for the number of days that have elapsed in the fiscal year through the date of his termination. Finally, amendments were made in line with the Policy above, changing Mr. Saltiel’s severance payment upon a Change in Control Termination to three times salary plus target bonus from two times salary plus target bonus and extending medical coverage from 24 months to 36 months.

Pursuant to the Amended CFO Employment Agreement, Mr. Youngblood’s prior employment agreement was similarly amended to reflect the increase in his base salary from $500,000 to $530,000 and his target annual bonus from 80% to 90% of his base salary. His prior employment agreement was further amended to provide for a pro rata bonus for the fiscal year of termination upon a Change in Control Termination, calculated in the same manner as Mr. Saltiel’s similar bonus.

See our comprehensive summary of the benefits under the Executive Separation Policy and the terms of Messrs. Saltiel and Youngblood’s employment agreements under “Employment and Other Agreements” and “Potential Payments upon Termination or Change in Control” in our most recent proxy statement filed with the SEC. The summaries herein and in our proxy statement are qualified in all respects by the actual text of the Executive Separation Policy and the terms of Messrs. Saltiel and Youngblood’s employment agreements, which are attached as exhibits hereto and incorporated herein by reference.

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

10.1 †*	Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Robert James Saltiel, Jr.

10.2 †*	Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Kelly Youngblood.

10.3†*	Executive Separation Policy.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer