Form 10-Q
period 2023-09-30
MRC GLOBAL INC.
filed 2023-11-08
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

There were 84,301,902 shares of the registrant’s common stock (excluding 142,304 unvested restricted shares), par value $0.01 per share, issued and outstanding as of November 1, 2023.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash	$52	$32
Accounts receivable, net	518	501
Inventories, net	620	578
Other current assets	35	31
Total current assets	1,225	1,142

Long-term assets:
Operating lease assets	206	202
Property, plant and equipment, net	77	82
Other assets	18	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	168	183
	$1,958	$1,895

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$438	$410
Accrued expenses and other current liabilities	111	115
Operating lease liabilities	38	36
Current portion of long-term debt	3	3
Total current liabilities	590	564

Long-term liabilities:
Long-term debt, net	300	337
Operating lease liabilities	184	182
Deferred income taxes	46	49
Other liabilities	20	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 108,512,938 and 107,864,421 issued, respectively	1	1
Additional paid-in capital	1,764	1,758
Retained deficit	(693)	(768)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(234)	(230)
	463	386
	$1,958	$1,895

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Sales	$888	$904	$2,644	$2,494
Cost of sales	705	739	2,107	2,042
Gross profit	183	165	537	452
Selling, general and administrative expenses	126	120	378	347
Operating income	57	45	159	105
Other (expense) income:
Interest expense	(9)	(6)	(26)	(17)
Other, net	1	(5)	(3)	(11)
Income before income taxes	49	34	130	77
Income tax expense	14	10	37	23
Net income	35	24	93	54
Series A preferred stock dividends	6	6	18	18
Net income attributable to common stockholders	$29	$18	$75	$36

Basic earnings per common share	$0.34	$0.22	$0.89	$0.43
Diluted earnings per common share	$0.33	$0.21	$0.88	$0.42
Weighted-average common shares, basic	84.3	83.6	84.2	83.5
Weighted-average common shares, diluted	105.9	85.0	105.8	84.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Net income	$35	$24	$93	$54

Other comprehensive income (loss)
Foreign currency translation adjustments	(4)	(5)	(4)	(9)
Hedge accounting adjustments, net of tax	—	—	—	6
Total other comprehensive loss, net of tax	(4)	(5)	(4)	(3)
Comprehensive income	$31	$19	$89	$51

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2023	108	$1	$1,761	$(722)	(24)	$(375)	$(230)	$435
Net income	-	-	-	35	-	-	-	35
Foreign currency translation	-	-	-	-	-	-	(4)	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2023	108	$1	$1,764	$(693)	(24)	$(375)	$(234)	$463

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	-	-	-	16	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	2	2
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Shares withheld for taxes	-	-	(2)	-	-	-	-	(2)
Vesting of stock awards	2	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2022	108	$1	$1,748	$(809)	(24)	$(375)	$(226)	$339
Net income	-	-	-	14	-	-	-	14
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Hedge accounting adjustments	-	-	-	-	-	-	3	3
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2022	108	$1	$1,751	$(801)	(24)	$(375)	$(229)	$347
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2022	108	$1	$1,754	$(783)	(24)	$(375)	$(234)	$363

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2023	2022

Operating activities
Net income	$93	$54
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	15	14
Amortization of intangibles	15	15
Equity-based compensation expense	10	9
Deferred income tax benefit	(3)	(1)
(Decrease) increase in LIFO reserve	(3)	50
Other, net	12	13
Changes in operating assets and liabilities:
Accounts receivable	(20)	(159)
Inventories	(45)	(197)
Other current assets	(4)	(11)
Accounts payable	27	165
Accrued expenses and other current liabilities	(5)	18
Net cash provided by (used in) operations	92	(30)

Investing activities
Purchases of property, plant and equipment	(10)	(8)
Other investing activities	(2)	(2)
Net cash used in investing activities	(12)	(10)

Financing activities
Payments on revolving credit facilities	(776)	(523)
Proceeds from revolving credit facilities	743	569
Payments on long-term obligations	(2)	(2)
Debt issuance costs paid	(1)	-
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(4)	(2)
Net cash (used in) provided by financing activities	(58)	24

Increase (decrease) in cash	22	(16)
Effect of foreign exchange rate on cash	(2)	(3)
Cash -- beginning of period	32	48
Cash -- end of period	$52	$29

Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$16
Cash paid for income taxes	$44	$25

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2023. We have derived our condensed consolidated balance sheet as of December 31, 2022, from the audited consolidated financial statements for the year ended December 31, 2022. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Certain prior year amounts have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the "Company" or by terms such as "we", "our" or "us"). All material intercompany balances and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards: In the fourth quarter of 2022, we early adopted Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that the discontinuation of certain reference rates, including the London Interbank Offered Rate ("LIBOR"), impacts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, we delay invoicing until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of September 30, 2023, and December 31, 2022, was $12 million and $24 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when we receive cash payments from customers in advance of our performance, including amounts that are refundable. The deferred revenue balance at September 30, 2023 and December 31, 2022 was $6 million and $9 million, respectively. During the three and nine months ended September 30, 2023, we recognized $3 million and $8 million of revenue that was deferred as of December 31, 2022. During the three and nine months ended September 30, 2022, we recognized $0 million and $3 million of revenue that was deferred as of December 31, 2021. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Disaggregated Revenue:

In the first quarter of 2023, the Company combined the sectors formerly known as Upstream Production and Midstream Pipeline into one sector, Production and Transmission Infrastructure. The similarity of market drivers, the overlap of customers and the combined management structure of both sectors was the primary basis for the change.

Our disaggregated revenue represents our business of selling PVF to energy and industrial end users across each of the Gas Utilities (storage and distribution of natural gas), Downstream, Industrial and Energy Transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), and Production and Transmission Infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas) sectors, in each of our reportable segments. Varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity influence each of our end market sectors and geographical reportable segments. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$311	$2	$1	$314
Downstream, Industrial & Energy Transition	210	7	62	279
Production & Transmission Infrastructure	224	29	42	295
	$745	$38	$105	$888
2022:
Gas Utilities	$355	$3	$1	$359
Downstream, Industrial & Energy Transition	209	6	61	276
Production & Transmission Infrastructure	204	28	37	269
	$768	$37	$99	$904

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$938	$4	$2	$944
Downstream, Industrial & Energy Transition	599	16	187	802
Production & Transmission Infrastructure	675	98	125	898
	$2,212	$118	$314	$2,644
2022:
Gas Utilities	$934	$9	$1	$944
Downstream, Industrial & Energy Transition	576	20	165	761
Production & Transmission Infrastructure	593	91	105	789
	$2,103	$120	$271	$2,494

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2023	2022
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$287	$271
Carbon steel pipe, fittings and flanges	210	201
Gas products	278	257
All other products	144	147
	919	876
Less: Excess of average cost over LIFO cost (LIFO reserve)	(276)	(279)
Less: Other inventory reserves	(23)	(19)
	$620	$578

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

Expense associated with our operating leases was $11 million and $31 million for the three and nine months ended September 30, 2023, and $10 million and $30 million for the three and nine months ended September 30, 2022, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million and $30 million for the three and nine months ended September 30, 2023, and $10 million and $31 million for the three and nine months ended September 30, 2022.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2023	$11
2024	43
2025	36
2026	30
2027	27
After 2027	184
Total lease payments	331
Less: Interest	(109)
Present value of lease liabilities	$222

The term and discount rate associated with leases are as follows:

September 30,
Operating Lease Term and Discount Rate	2023
Weighted-average remaining lease term (years)	12
Weighted-average discount rate	6.6%

Amounts maturing after 2027 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term is 6 years.

NOTE 5 – LONG-TERM DEBT

The components of our long-term debt are as follows (in millions):

	September 30,	December 31,
	2023	2022
Senior Secured Term Loan B, net of discount and issuance costs of $1	$293	$295
Global ABL Facility	10	45
	303	340
Less: current portion	3	3
	$300	$337

Senior Secured Term Loan B: We have a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. In accordance with ASC 470, we have classified the Term Loan as a non-current liability as of  September 30, 2023, as the Company has the intent and ability to refinance the Term Loan with its Global ABL Facility on a long-term basis. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread. "Term SOFR" is the forward-looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each of 1-month, 3-month, and 6-month maturities. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries guarantees. In addition, the Term Loan is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million.

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. In December 2022, the Company and Administrative Agent entered into an amendment to the Global ABL Facility to replace the London Interbank Offered Rate with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings under the amended facility bear interest at the Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $696 million as of  September 30, 2023.

Interest on Borrowings: The interest rates on our outstanding borrowings at  September 30, 2023, including a floating to fixed interest rate swap at December 31, 2022, which expired in March 2023, are set forth below:

	September 30,	December 31,
	2023	2022
Senior Secured Term Loan B	8.86%	6.05%
Global ABL Facility	6.35%	5.20%
Weighted average interest rate	8.78%	5.94%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2023, 335,959 performance share unit awards, 135,019 restricted stock awards, and 745,039 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2023	2022
Currency translation adjustments	$(234)	$(230)
Hedge accounting adjustments	1	1
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(234)	$(230)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$35	$24	$93	$54
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net income attributable to common stockholders	$29	$18	$75	$36

Weighted average basic shares outstanding	84.3	83.6	84.2	83.5
Effect of dilutive securities	21.6	1.4	21.6	1.3
Weighted average diluted shares outstanding	105.9	85.0	105.8	84.8

Net income per share:
Basic	$0.34	$0.22	$0.89	$0.43
Diluted	$0.33	$0.21	$0.88	$0.42

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2023, all of the shares of the Preferred Stock were dilutive. For the three and nine months ended September 30, 2022, all of the shares of the Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2023, we had approximately 1.2 million and 1.3 million dilutive stock options, restricted stock units, and performance units. For the three and nine months ended September 30, 2022, we had approximately 1.4 million and 1.3 million dilutive stock options, restricted stock units, and performance units.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Sales
U.S.	$745	$768	$2,212	$2,103
Canada	38	37	118	120
International	105	99	314	271
Consolidated sales	$888	$904	$2,644	$2,494

Operating income (loss)
U.S.	$54	$40	$149	$99
Canada	(2)	-	(6)	(1)
International	5	5	16	7
Total operating income	57	45	159	105

Interest expense	(9)	(6)	(26)	(17)
Other, net	1	(5)	(3)	(11)
Income before income taxes	$49	$34	$130	$77

	September 30,	December 31,
	2023	2022
Total assets
U.S.	$1,579	$1,518
Canada	98	101
International	281	276
Total assets	$1,958	$1,895

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2023	2022	2023	2022
Line Pipe	$164	$173	$433	$417
Carbon Fittings and Flanges	117	119	353	335
Total Carbon Pipe, Fittings and Flanges	281	292	786	752
Valves, Automation, Measurement and Instrumentation	306	290	920	821
Gas Products	191	205	612	587
Stainless Steel and Alloy Pipe and Fittings	40	53	108	147
General Products	70	64	218	187
	$888	$904	$2,644	$2,494

NOTE 9 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which the Company received payments at 1-month LIBOR and made monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero.

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

Foreign Exchange Forward Contracts:

Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of September  30, 2023. The total notional amount of our forward foreign exchange contracts and options was approximately $3 million at  December 31, 2022. We had approximately $0 million recorded as liabilities on our condensed consolidated balance sheets as  December 31, 2022
.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $303 million and $340 million at September 30, 2023 and December 31, 2022, respectively. We estimate the fair value of the Term Loan using Level 2 inputs or quoted market prices. The fair value of our debt was $301 million and $337 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2023, we are named a defendant in approximately 548 lawsuits involving approximately 1,113 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	a decline in demand for certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

●	inability to attract and retain our employees or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
●	risks related to changing laws and regulations, including trade policies and tariffs; and
●	the potential share price volatility and costs incurred in response to any shareholder activism campaigns.

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

We offer over 250,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 9,000 suppliers. With over 100 years of experience, our approximately 2,900 employees serve approximately 10,000 customers through 218 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

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

Recent Trends and Outlook

During the three months ended September 30, 2023, revenue increased 2% sequentially from the three months ended June 30, 2023, and decreased 2% from the three months ended September 30, 2022. We are now projecting lower growth for the remainder of 2023 for our U.S. segment than we previously anticipated primarily due to reduced activity in our Gas Utilities sector sales.

Gas Utilities
Our Gas Utility business continues to be our largest sector, making up 36% of our total company revenue for the first nine months of 2023. Sales for the nine months ended September 30, 2023, were flat compared to the nine months ended September 30, 2022. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs are also causing customers to delay project activity. Although we have experienced lower sales activity in this sector over the last few quarters, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2022, which is the most recently available information, the U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. Additionally, as our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases, we do not anticipate this to have a significant impact, as customers will generally reallocate their budgets towards integrity upgrade projects. The compound annual growth rate since 2016 for this sector is 12% and based on market fundamentals and new market share opportunities, we expect this area of our business to continue to have steady growth. Additionally, this sector has proven historically to be less sensitive to a scenario of economic slowdown due to its reduced dependency on energy demand and commodity prices.

Downstream, Industrial and Energy Transition (DIET)
DIET generated 30% of our total company revenue and grew 5% from the first nine months of 2022. Although lower than our original expectations, we continue to expect this sector to deliver strong growth in 2023 driven by increased customer activity levels related to new energy transition related projects, liquified natural gas ("LNG") projects, maintenance, repair and operations ("MRO") activities, and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

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

Production and Transmission Infrastructure (PTI)
The PTI sector of our business is the most cyclical, and in the first nine months of 2023 this sector represented 34% of our company revenues with a 14% increase from the nine months ended September 30, 2022. During the first nine months of 2023, Brent crude oil price averaged approximately $82 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $77 per barrel. Recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity and have experienced recent volatility and declines, which if this remains sustainably low, could negatively impact our business. Additionally, the war between Israel and Hamas that began on October 7, 2023, may result in volatility in oil and gas prices.

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

Many customers are focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. We have also been able to reduce our inventory levels from the peak in early second quarter 2023, due to this normalization in supply chain.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2023	2022	2022
U.S.	$473	$539	$576
Canada	31	45	47
International	214	158	150
	$718	$742	$773

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Average Rig Count (1):
United States	649	761	709	706
Canada	188	199	175	170
Total North America	837	960	884	876
International	951	857	942	832
Total	1,788	1,817	1,826	1,708

Average Commodity Prices (2):
WTI crude oil (per barrel)	$82.25	$93.06	$77.27	$98.96
Brent crude oil (per barrel)	$86.65	$100.71	$81.99	$105.00
Henry Hub natural gas ($/MMBtu)	$2.59	$8.03	$2.46	$6.74

Average Monthly U.S. Well Permits (3)	2,380	3,605	2,963	3,336
U.S. Wells Completed (2)	2,850	3,095	9,267	8,383
3:2:1 Crack Spread (4)	$35.43	$37.17	$34.54	$37.54

_______________________
(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3) Source-Evercore ISI Research
(4) Source-Bloomberg

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The breakdown of our sales by sector for the three months ended September 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended
	September 30, 2023		September 30, 2022
Gas Utilities	$314	35%	$359	40%
Downstream, Industrial and Energy Transition	279	32%	276	31%
Production & Transmission Infrastructure	295	33%	269	29%
	$888	100%	$904	100%

For the three months ended September 30, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change
Sales:
U.S.	$745	$768	$(23)	(3)%
Canada	38	37	1	3%
International	105	99	6	6%
Consolidated	$888	$904	$(16)	(2)%

Operating income (loss):
U.S.	$54	$40	$14	35%
Canada	(2)	-	(2)	N/M
International	5	5	-	N/M
Consolidated	57	45	12	27%

Interest expense	(9)	(6)	(3)	50%
Other, net	1	(5)	6	N/M
Income tax expense	(14)	(10)	(4)	40%
Net income	35	24	11	46%
Series A preferred stock dividends	6	6	-	N/M
Net income attributable to common stockholders	$29	$18	$11	61%

Gross profit	$183	$165	$18	11%
Adjusted Gross Profit (1)	$189	$198	$(9)	(5)%
Adjusted EBITDA (1)	$70	$82	$(12)	(15)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $888 million for the three months ended September 30, 2023, as compared to $904 million for the three months ended September 30, 2022, a decrease of $16 million, or 2%.

U.S. Segment—Our U.S. sales decreased to $745 million for the three months ended September 30, 2023, from $768 million for the three months ended September 30, 2022. This $23 million, or 3%, decrease reflected a decline in the Gas Utilities sector of $44 million driven by decreased customer spending for modernization and replacement activity and delayed customer projects. PTI sales increased $20 million due to increased customer facility infrastructure activity. DIET sales increased $1 million.

Canada Segment—Our Canada sales increased to $38 million for the three months ended September 30, 2023, from $37 million for the three months ended September 30, 2022 as a result of improvement in the DIET and PTI sectors offset by a decline in the Gas Utilities sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 3%.

International Segment—Our International sales increased to $105 million for the three months ended September 30, 2023, from $99 million for the same period in 2022. Excluding the impact of foreign exchange, sales increased $3 million and was primarily driven by the PTI sector followed by the DIET sector. The strengthening of foreign currencies in areas where we operate relative to the U.S. dollar, favorably impacted sales by $3 million, or 3%.

Gross Profit.  Our gross profit was $183 million (20.6% of sales) for the three months ended September 30, 2023, as compared to $165 million (18.3% of sales) for the three months ended September 30, 2022, an increase of $18 million. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $4 million for the third quarter of 2023 compared to a $24 million increase in cost of sales in the three months ended September 30, 2022.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $189 million (21.3% of sales) for the three months ended September 30, 2023, from $198 million (21.9% of sales) for the three months ended September 30, 2022, a decrease of $9 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2023	of Revenue	2022	of Revenue*
Gross profit, as reported	$183	20.6%	$165	18.3%
Depreciation and amortization	5	0.6%	5	0.6%
Amortization of intangibles	5	0.6%	4	0.4%
(Decrease) increase in LIFO reserve	(4)	(0.5)%	24	2.7%
Adjusted Gross Profit	$189	21.3%	$198	21.9%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $126 million (14.2% of sales) for the three months ended September 30, 2023, as compared to $120 million (13.3% of sales) for the three months ended September 30, 2022. The $6 million increase in SG&A was driven by higher employee-related costs. SG&A also included a $3 million expense related to a customer settlement during the quarter offset by a $4 million favorable adjustment for asbestos insurance.

Operating Income.  Operating income was $57 million for the three months ended September 30, 2023, as compared to operating income of $45 million for the three months ended September 30, 2022, an increase of $12 million.

U.S. Segment—Operating income for our U.S. segment was $54 million for the three months ended September 30, 2023, compared to operating income of $40 million for the three months ended September 30, 2022, a $14 million increase. The $14 million increase was primarily attributable to LIFO income for the three months ended September 30, 2023, compared to LIFO expense for the three months ended September 30, 2022.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended September 30, 2023, as compared to an operating loss of $0 million for the three months ended September 30, 2022, primarily due to reduced margins.

International Segment—Operating income for our International segment was $5 million for the three months ended September 30, 2023, as compared to operating income of $5 million for the three months ended September 30, 2022.

Interest Expense.  Our interest expense was $9 million and $6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3 million was primarily due to higher benchmark interest rates.

Other, net.  Other, net was $1 million income for the three months ended September 30, 2023 compared to $5 million expense for the three months ended September 30, 2022. The decrease in other expense was primarily related to reduced foreign exchange impacts following the completion of an intercompany debt restructuring project.

Income Tax Expense.  Our income tax expense was $14 million for the three months ended September 30, 2023, as compared to $10 million expense for the three months ended September 30, 2022, primarily due to increased profitability. Our effective tax rates were 29% for the three months ended September 30, 2023 and 2022. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended September 30, 2023 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Net Income.  Our net income was $35 million for the three months ended September 30, 2023, as compared to net income of $24 million for the three months ended September 30, 2022.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $70 million (7.9% of sales) for the three months ended September 30, 2023, as compared to $82 million (9.1% of sales) for the three months ended September 30, 2022.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2023	2022
Net income	$35	$24
Income tax expense	14	10
Interest expense	9	6
Depreciation and amortization	5	5
Amortization of intangibles	5	4
(Decrease) increase in LIFO reserve	(4)	24
Equity-based compensation expense	3	3
Customer settlement	3	-
Foreign currency losses	-	6
Adjusted EBITDA	$70	$82

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The breakdown of our sales by sector for the nine months ended September 30, 2023 and 2022 was as follows (in millions):

	Nine Months Ended
	September 30, 2023		September 30, 2022
Gas Utilities	$944	36%	$944	38%
Downstream, Industrial and Energy Transition	802	30%	761	30%
Production & Transmission Infrastructure	898	34%	789	32%
	$2,644	100%	$2,494	100%

For the nine months ended September 30, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change
Sales:
U.S.	$2,212	$2,103	$109	5%
Canada	118	120	(2)	(2)%
International	314	271	43	16%
Consolidated	$2,644	$2,494	$150	6%

Operating income (loss):
U.S.	$149	$99	$50	51%
Canada	(6)	(1)	(5)	N/M
International	16	7	9	N/M
Consolidated	159	105	54	51%

Interest expense	(26)	(17)	(9)	53%
Other, net	(3)	(11)	8	(73)%
Income tax expense	(37)	(23)	(14)	61%
Net income	93	54	39	72%
Series A preferred stock dividends	18	18	-	N/M
Net income attributable to common stockholders	$75	$36	$39	N/M

Gross profit	$537	$452	$85	19%
Adjusted Gross Profit (1)	$564	$531	$33	6%
Adjusted EBITDA (1)	$202	$195	$7	4%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales.  Our sales were $2,644 million for the nine months ended September 30, 2023, as compared to $2,494 million for the nine months ended September 30, 2022, an increase of $150 million, or 6%.

U.S. Segment—Our U.S. sales increased to $2,212 million for the nine months ended September 30, 2023, from $2,103 million for the nine months ended September 30, 2022. This $109 million, or 5%, increase reflected an improvement in the PTI sector of $82 million primarily due to increased customer facility infrastructure and pipeline activity. DIET sales increased $23 million from LNG projects, increased turnaround and maintenance spending for refining, chemicals and mining customers. Gas Utilities sales improved $4 million driven by increased activity levels related to our customers' integrity upgrade and smart meter replacement programs.

Canada Segment—Our Canada sales decreased to $118 million for the nine months ended September 30, 2023, from $120 million for the nine months ended September 30, 2022. Excluding the impact of foreign exchange, sales increased $4 million and was primarily driven by an improvement in the PTI sector offset by declines in the DIET and Gas Utilities sectors. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $6 million, or 5%.

International Segment—Our International sales increased to $314 million for the nine months ended September 30, 2023, from $271 million for the same period in 2022. Excluding the impact of foreign exchange, sales increased $51 million and was primarily driven by the DIET sector followed by the PTI sector. The increase was offset by the weakening of foreign currencies in areas where we operate relative to the U.S. dollar, unfavorably impacting sales by $8 million, or 3%.

Gross Profit.  Our gross profit was $537 million (20.3% of sales) for the nine months ended September 30, 2023, as compared to $452 million (18.1% of sales) for the nine months ended September 30, 2022, an increase of $85 million. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $3 million for the first nine months of 2023 compared to a $50 million increase in cost of sales in the nine months ended September 30, 2022.

Adjusted Gross Profit.  Adjusted Gross Profit increased to $564 million (21.3% of sales) for the nine months ended September 30, 2023, from $531 million (21.3% of sales) for the nine months ended September 30, 2022, an increase of $33 million. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2023	of Revenue*	2022	of Revenue
Gross profit, as reported	$537	20.3%	$452	18.1%
Depreciation and amortization	15	0.6%	14	0.6%
Amortization of intangibles	15	0.6%	15	0.6%
(Decrease) increase in LIFO reserve	(3)	(0.1)%	50	2.0%
Adjusted Gross Profit	$564	21.3%	$531	21.3%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $378 million (14.3% of sales) for the nine months ended September 30, 2023, as compared to $347 million (13.9% of sales) for the nine months ended September 30, 2022. The $31 million increase in SG&A was driven by higher employee-related costs resulting from an overall improvement in business activity, as well as hiring additional resources to support the growth in our business. We also incurred $1 million related to non-recurring IT-related professional fees and $3 million related to a customer settlement in our U.S. segment offset by a $4 million favorable adjustment for asbestos insurance.

Operating Income.  Operating income was $159 million for the nine months ended September 30, 2023, as compared to operating income of $105 million for the nine months ended September 30, 2022, an increase of $54 million.

U.S. Segment—Operating income for our U.S. segment was $149 million for the nine months ended September 30, 2023, compared to operating income of $99 million for the nine months ended September 30, 2022. The $50 million increase was primarily attributable to higher revenues and lower LIFO expense.

Canada Segment—Operating loss for our Canada segment was $6 million for the nine months ended September 30, 2023, as compared to $1 million operating loss for the nine months ended September 30, 2022, primarily due to reduced margins.

International Segment—Operating income for our International segment was $16 million for the nine months ended September 30, 2023, as compared to operating income of $7 million for the nine months ended September 30, 2022. The $9 million increase was primarily due to higher revenues.

Interest Expense.  Our interest expense was $26 million and $17 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $9 million was primarily due to higher benchmark interest rates.

Other, net.  Other, net was $3 million expense for the nine months ended September 30, 2023 compared to $11 million expense for the nine months ended September 30, 2022. The decrease in other expense was primarily due to reduced foreign exchange rate impacts, partly related to the completion of an intercompany debt restructuring project.

Income Tax Expense.  Our income tax expense was $37 million for the nine months ended September 30, 2023, as compared to $23 million expense for the nine months ended September 30, 2022, primarily due to increased profitability. Our effective tax rates were 28% and 30% for the nine months ended September 30, 2023 and 2022, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the nine months ended September 30, 2023 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Net Income.  Our net income was $93 million for the nine months ended September 30, 2023, as compared to a net income of $54 million for the nine months ended September 30, 2022.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $202 million (7.6% of sales) for the nine months ended September 30, 2023, as compared to $195 million (7.8% of sales) for the nine months ended September 30, 2022.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Net income	$93	$54
Income tax expense	37	23
Interest expense	26	17
Depreciation and amortization	15	14
Amortization of intangibles	15	15
Non-recurring IT related professional fees	1	-
(Decrease) increase in LIFO reserve	(3)	50
Equity-based compensation expense	10	9
Customer Settlement	3	-
Asset disposal	1	-
Foreign currency losses	4	13
Adjusted EBITDA	$202	$195

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility.

As of September 30, 2023, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $293 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2022, we are not required to make an excess cash flow payment for 2022 in 2023. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. On December 6, 2022, the Company amended the Global ABL Facility to replace LIBOR with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings now bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of September 30, 2023, we had $10 million borrowings outstanding and $696 million of Excess Availability, as defined under our Global ABL Facility.

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

We anticipate higher interest expense resulting from recent debt market volatility and rate increases by the Federal Reserve, that has negatively impacted interest rates. Additionally, we anticipate repaying or refinancing our Term Loan before its maturity in September 2024. Should we determine not to refinance the Term Loan we will repay using the Global ABL Facility. Should we determine to amend and restate the existing Term Loan or enter into a new term loan, we would expect financing terms that are less favorable than our current credit agreement, which could result in a higher cost of capital to the Company.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At September 30, 2023, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $748 million. As of September 30, 2023 and December 31, 2022, we had cash of $52 million and $32 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2023, our Moody's Investor Services corporate family rating was B2 with a stable outlook. On September 21, 2023, Standard & Poor's (S&P) Global Ratings downgraded our issuer credit rating from B to B-, with a developing outlook. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the nine months ended September 30, 2023, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$92	$(30)
Investing activities	(12)	(10)
Financing activities	(58)	24
Net increase (decrease) in cash and cash equivalents	$22	$(16)

Operating Activities

Net cash provided by operating activities was $92 million during the nine months ended September 30, 2023, compared to $30 million used during the nine months ended September 30, 2022. The change in operating cash flows was primarily the result of a more efficient use of our working capital and improved profitability.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $10 and $8 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities was $58 million for the nine months ended September 30, 2023, compared to $24 million provided by financing activities for the nine months ended September 30, 2022, primarily due to net payments on revolving credit facilities of $33 million in the first nine months of 2023 compared to $46 million net proceeds from revolving credit facilities in the first nine months of 2022. We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors listed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2022, note also the following risk factor:

Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent.

In October, 2023, it was publicly reported in the press that Engine Capital LP (“Engine”) had privately published a letter to its investors communicating its opinions regarding actions that it believes we should take.  While our board of directors (our “Board”) and management team welcome Engine’s views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from Engine or other activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.

In the event of such shareholder activism - particularly with respect to matters that our Board, in exercising its fiduciary duties, disagrees with, or has determined not to pursue - our business could be adversely affected because responding to activist shareholders actions can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board and our employees.  Our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our Board and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, lenders, customers, directors, employees, collaborators or other partners, and the market price of our ordinary shares could also experience periods of increased volatility as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

Item 5.03 Amendments to Articles of Incorporation or Bylaws.

On November 3, 2023, our Board approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws:

●

address the universal proxy rules adopted by the U.S. Securities and Exchange Commission (the “SEC”), by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements;

●	require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which shall be reserved for exclusive use by the Board; and

●

enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies, such as additional information about the ownership of securities and material litigation, relationships and interests in material agreements with or involving the Company.

The Amended and Restated Bylaws also include certain technical, modernizing and clarifying changes.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws attached hereto as Exhibit 3.1, which is incorporated herein by reference.

Item 6.  Exhibits

Number	Description

3.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012, File No. 001-35479).

3.2*	Amended and Restated Bylaws of MRC Global Inc. dated November 3, 2023.

3.3

Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Perpetual Preferred Stock of MRC Global Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015, File No. 001-35479).

10.1 †*	Executive Compensation Clawback Policy, dated as of November 1, 2023.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL.

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer