Form 10-K
period 2023-12-31
MRC GLOBAL INC.
filed 2024-02-16
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $849 million as of the close of trading as reported on the New York Stock Exchange on June 30, 2023. There were 84,390,297 shares of the registrant’s common stock (excluding 135,019 unvested restricted shares), par value $0.01 per share, issued and outstanding as of February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2024 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

We are the leading global distributor of pipe, valves and fittings ("PVF") and other infrastructure products and services to diversified gas utility, energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	Gas Utilities: gas utilities (storage and distribution of natural gas)
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	PTI: production and transmission infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas)

We offer over 300,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 8,500 suppliers. With over 100 years of experience, our more than 2,800 employees serve approximately 10,000 customers through digital commerce applications and 214 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

Our customers use PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in energy, industrial and gas utility sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of over 30 years with our 25 largest customers.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

Business Strategy

As a distributor of PVF and other infrastructure products to diversified gas utility, energy and industrial end-markets, our strategy is focused on growth, margin enhancement and the development of long-term customer relationships. Our strategic objectives are to:

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

We maintain a diverse universe of suppliers that allows us to strategically partner with the largest manufacturers of the products we distribute while simultaneously providing our customers access to alternative sources of supply and high-quality products across the entire spectrum of their product needs. We continually broaden our product and service offerings and supplier base. Product expansion opportunities include alloy, chrome, stainless products, gaskets, seals, products that prevent the unwanted emission of greenhouse gases, such as methane, and other industrial supply products. We remain focused on products and value-added services such as valves, valve automation and modification, measurement and instrumentation, as well as high alloy products that command higher margins.

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

We invest in information technology (“IT”) systems and service center infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. We continue to develop our digital commerce platform, MRCGO™. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives. Through this platform we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our cost to serve by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the regional distribution center (“RDC”) fulfillment model. Where practical and cost effective, we are delivering directly from our RDCs to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. Globally, over the last twelve months, 44% of our revenue was generated through digital channels. Additionally, over 52% of our customer orders were digital.

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

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost time incident rate (“LTIR”), both per 200,000 hours worked. Our TRIR was 0.69 in 2023. This compares favorably to the 2022 U.S. Bureau of Labor Statistics (“BLS”) average of 3.5 for wholesalers of metal products. Our LTIR was 0.22 in 2023. This also compares favorably to the BLS average of 1.6 for wholesalers of metal products.

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

●	Line Pipe. Customers typically use carbon line pipe in high-yield, high-stress and abrasive applications such as the gathering and transmission of oil, natural gas and natural gas liquids.
●

General Products. General includes oilfield supplies and other industrial products such as mill, tool and safety and electrical supplies. We offer a comprehensive range of oilfield and industrial supplies and completion equipment, including high density polyethylene pipe, fittings and rods. Additionally, we can supply a wide range of specialized production equipment including tanks and separators used in our PTI sector.

Services: We provide our customers with a comprehensive array of services which we believe result in deeply integrated customer relationships, such as the following:

●	product testing	●	inventory and zone store management and warehousing
●	manufacturer assessments	●	order consolidation
●	multiple daily deliveries	●	product tagging and system interfaces customized to customer
●	volume purchasing	●	supplier specifications for tracking and replenishing inventory
●	truck stocking	●	engineering of control packages
●	technical support	●	valve inspection and repair
●	training	●	product expediting, tracking and tracing
●	just-in-time delivery	●	documentation services, including material test records, assembly drawings and data sheets
●	on-site commissioning	●	pressure testing

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

We continue to invest in and expand our comprehensive IT systems. In North America, we operate an enterprise resource planning (“ERP”) system, enhanced with differentiating distribution and service functionality. Our International business is on a separate ERP platform. These systems provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our MRCGO™ platform. They further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements. We have recently initiated a new project to replace and modernize our North American ERP system. The new ERP system is expected to provide new functionality allowing us to automate and streamline our processes and systems to improve reporting, forecasting and controls. We expect to be fully implemented on the new system by the end of 2025 and estimate total capital spend of approximately $50 million.

As major gas utilities, along with integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing and managing PVF and other products. In integrated supply relationships, we offer electronic catalog service through MRCGO™ and often have MRC Global employees on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

For years, in our valve engineering centers, we have designed and constructed assemblies that combine actuators with the valves we sell. In addition, we have a valve engineering and modification center in La Porte, Texas that provides services, primarily to our PTI customers. At this facility, we modify valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations.

We provide customers with our ValidTorque™ service, whereby we utilize specialized test benches to provide customers with data on the operating characteristics of their valves and actuators. In addition, we have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of over 8,500 suppliers in 50 countries. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Purchases from our 25 largest suppliers in 2023 approximated 44% of our total purchases, with our single largest supplier constituting approximately 4%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

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

Our inside sales force of nearly 700 customer service representatives is responsible for processing orders generated by new and existing customers as well as by our outside sales force. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

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

Customers: Our principal customers are companies active in the Gas Utilities, DIET and PTI sectors. Due to the demanding operating conditions in these sectors, high costs and safety risks associated with equipment failure, customers prefer highly reliable products and vendors with established qualifications, reputation and experience. As our PVF products typically are mission critical and represent a fraction of the total cost of a given project, our customers often place a premium on service and high reliability given the high cost of maintenance or project delays. We strive to build long-term relationships with our customers by maintaining our reputation as a supplier of high-quality, reliable products and value-added services and solutions.

We have a large customer base of approximately 10,000 customers. No single customer represents more than 10% of our revenue. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and ability to supply customer needs in the geographies where our customers operate. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as MRC Global as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$418	$539	$350
Canada	31	45	35
International	245	158	135
	$694	$742	$520

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

Human Capital

Employees.  We are a global team in 16 countries dedicated to our customers, our communities and each other. MRC Global employees regularly go out of their way to support each other in times of need, provide excellent service to our customers and uplift the communities where they live and work. As of December 31, 2023, we had over 2,800 employees. Approximately 69% of our employees are in the U.S., 25% are in our International segment, and 6% are in Canada. In the U.S., Norway and Australia, as of December 31, 2023, we had 93 employees that belonged to a union and an additional 159 non-union employees that are covered by union negotiated agreements. We consider our relationships with our employees to be good.

Compensation.  We believe that we provide our employees with a competitive compensation within our industry in the form of wage or salary, depending upon the position. In the U.S., we pay our hourly employees at least $15 per hour beginning in their first year of employment and in other countries we pay prevailing wages for our industry. In the U.S., Canada, U.K. and Australia, we offer a defined contribution retirement plan and in other countries we offer similar plans or participate in local government retirement schemes. Likewise in the U.S., we offer employees the opportunity to participate in health, dental and vision benefit plans and in other countries our employees either participate in similar plans or in government provided healthcare schemes. For those positions where short-term incentives, such as annual or quarterly bonuses are applicable, we align our incentives with overall financial results. For profit centers, financial incentives often include adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as a metric that supports our overall financial objectives. For sales personnel, incentives often include gross margin metrics for the employee’s location or unit that also support our overall financial objectives. While we align overall incentive payout with financial results, many employees are also incentivized on non-financial performance objectives and safety or operational efficiency goals or project objectives. An employee's objectives are usually set at the beginning of each year with the employee's supervisor.

Employee Development.  MRC Global provides its employees with educational tools and development opportunities to continually improve their talent and skills. We maintain an organizational development and learning function that is responsible for developing learning content and offering training on various technical, functional and leadership topics. The team gathers inputs from subject matter experts inside and outside of the Company. Because our workforce is distributed over 214 locations in 16 countries, we also maintain a strong web-based learning offering and learning management system ("LMS") that has many training modules that can be accessed throughout our Company. Many of these training modules include interactive training, so that trainees are engaged as they learn. We require employees to take certain modules on anti-harassment, anti-discrimination, legal compliance, safety and computer security at regular intervals. We provide additional training covering the Company’s proprietary procedures and systems, product knowledge, leadership and management, sales skills, Microsoft Office 365 applications and a wide variety of IT areas. As we are increasing our digital capabilities through our MRCGOTM offering as well as other internal initiatives, we are increasing opportunities for employees to develop, implement, use and promote these digital platforms. In addition to modules on the Company’s LMS, we provide employees many opportunities to grow their product knowledge through targeted training that the Company, its suppliers or its customers present. We track our training, so that every employee has a training record and plan. Our on-boarding process for new employees provides a broad and accelerated understanding of MRC Global’s business and culture. Finally, we periodically assess our employees’ satisfaction and engagement through company-wide engagement surveys.

MRC Global’s employee development process begins upon hire and includes regular check-ins that focus both on performance management and developmental discussions. MRC Global also offers employees with more than six months of service the opportunity to participate in a tuition reimbursement plan for both graduate and undergraduate courses that align with their career objectives within the Company. MRC Global also hosts internships and apprentice programs in some countries. Both of these initiatives focus on allowing young employees the opportunity to learn on the job training and gain experience in technical product roles.

Culture. We are proud of the role we play in providing safe, productive and fulfilling jobs to our employees. Our core values underpin our culture. They are:

●	Safety Leadership	●	Financial Performance
●	Customer Satisfaction	●	Teamwork
●	Business Ethics	●	Team Member Development
●	Operational Excellence	●	Community/Charity Involvement

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

Diversity.  As we operate in many countries and have an increasingly global and diverse customer base, we strive to have our team members reflect this diversity of cultures, backgrounds and approaches in our business. We are committed to maintaining a harassment and discrimination-free workplace where every employee feels safe, valued and encouraged regardless of age, gender, race, religion, ethnicity, sexual orientation, veteran status, disabilities or backgrounds. We want every one of our employees to have the opportunity to grow his or her career. While we do not maintain specific diversity quotas, our Human Resources Department actively monitors our hiring and promotion processes, to promote inclusivity and provide opportunities to those that have the skills to do the job and grow. In addition, as part of our succession planning process, we identify high potential employees, which include diverse candidates, that are considered for promotions and developmental assignments. As of December 31, 2023, across our global workforce, 29% of our employees were female, 24% of our directors and above were female and 45% of our workforce in corporate functions were female.

Monitoring for Success.  We monitor our workforce to determine its overall effectiveness by reviewing metrics related to headcount, composition, voluntary and involuntary turnover, diversity, performance per employee (such as revenue per employee or adjusted EBITDA per employee) and selling, general and administrative expense as a percentage of sales. We have a human capital management system that is global in nature to help us manage our employee initiatives and development and continue to enhance the system with surveying, compensation and timekeeping functionality to better improve utility and employee and supervisor experiences.

Sustainability

Our Sustainable Business Model.  Our distribution capabilities can flex with the needs of customers and service new customers in new end markets. Although the primary customers for our PVF products are gas utility, energy and industrial companies, we also distribute PVF to other end users as well. For instance, in our DIET sector, we distribute PVF to companies engaged in metals and mining, fabrication, power generation, chemical production, carbon capture, geothermal, hydro, biofuels, offshore wind and other general industrial uses. Our distribution platform can also supply new product lines to existing customers and new end markets.

Market Opportunities.  As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the environment. In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. In 2023, the EPA finalized a regulation to require the reduction of methane in oil and gas production and hydrocarbon pipelines. In addition, the Inflation Reduction Act of 2022 has provisions that further incentivize oil and gas producers to reduce methane emissions. We sell a number of products that reduce the emissions of gases, including methane. In particular, in 2023, 96% of our sales of valves were low-emission valves that control methane and other emissions. Many of the other valves that we sold were sold into applications such as the transfer of water that do not emit greenhouse gases or environmentally dangerous substances.

MRC Global’s Sustainability Initiatives.  The primary way that we can reduce our emissions of greenhouse gases in our operations is to create an efficient supply chain. An efficient supply chain reduces the carbon footprint of transportation for deliveries to our distribution centers and service centers and, ultimately to our customers. Use of our distribution centers and hub and spoke delivery model allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. We work closely with customers to engage in early planning to reduce supply errors and unnecessary transportation associated with return and replacement material. We increase efficiency through sales on our e-commerce platform (MRCGO™) allowing for direct shipment from our regional distribution centers and negating transportation to our service centers to fulfill orders.

As a distributor, we are engaged in a relatively low amount of manufacturing and assembly, mostly through the actuation and valve modification services that we offer our customers. We do not utilize large amounts of water, and water used for hydrotesting is recycled much of each year. Our energy inputs are primarily electricity for lighting, heating and office and warehouse equipment, natural gas for heating and gasoline for company sales and delivery vehicles. We are reviewing this usage and seeking efficiencies to reduce use of these resources and resulting emissions. We have recycling programs to minimize waste from used pallets, cardboard, office paper and other recyclables. Most of our core products are made of steel. Our carbon steel products are made from recycled steel to varying degrees.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2023 and 2022 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

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

A large portion of our revenue depends upon the level of capital and operating expenditures in the industries that we serve. For instance, demand for our products and services is sensitive to capital expenditures for the addition of distribution capacity and replacement of aging infrastructure in our Gas Utilities business. In our PTI and the refining portion of our DIET sectors, demand for the products we distribute and services we provide is particularly sensitive to the level of exploration, development, production, transportation and refining activity of, and the corresponding capital and operating expenditures by, oil and gas companies. Other industrial sectors have various drivers for their capital expenditures. If our customers’ capital expenditures decline, our business will suffer.

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

Prices for oil and natural gas are cyclical and subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. A decline in oil and gas prices impacts the capital spending of many of our customers, particularly in our production and transmission infrastructure and the refining portion of our downstream, industrial and energy transition businesses. Any sustained decrease in capital expenditures in the oil and natural gas industry could have a material adverse effect on us.

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

We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, among others, shortages of truck drivers or dock workers, disruptions in rail service, increases in fuel prices, hostilities in sea shipping lanes and adverse weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 44% of our total purchases during the year ended December 31, 2023, were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business.

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

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods. Our operations may also be subject to natural disasters such as earthquakes, fires, volcanic eruptions and coronal mass ejections (sometimes referred to as solar flares). Weather events, in particular, may be increasing in frequency and severity due to climate change. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and employees. These events can cause physical damage to our service centers and require us to close service centers. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 57% of our sales for the year ended December 31, 2023. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

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

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of employees or local restrictions to combat the disease. In addition, our supply chain that spans 50 countries could be negatively impacted if our suppliers are unable to operate their business. Such an adverse health event could adversely impact our business.

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

We are constantly upgrading and modifying our information systems and the related software and hardware. We are also implementing new systems and technology, including a new North American ERP system, to support and grow our business and increase efficiencies. Finally, we must maintain a number of aging information systems for our Company to operate. A failure to properly upgrade, modify, implement or maintain these systems and technology can have an adverse effect on our Company.

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

Concentration of our customers in our various industry sectors may impact our overall exposure to credit risk as customers in a sector may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In times when commodity prices are low, particularly in our production and transmission infrastructure sector, our customers with higher debt levels may not have the ability to pay their debts. Other customers may have specific issues regarding their ability to pay their indebtedness. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, these reserves may not be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

As of December 31, 2023, we had $427 million of goodwill and other intangibles recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from acquisitions we have made over the past several years. The excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in recent acquisitions and business combination transactions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We have now and will likely continue to have indebtedness. As of December 31, 2023, we had total debt outstanding of $301 million and excess availability of $610 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In October 2023, it was publicly reported in the press that Engine Capital LP (“Engine”) had privately published a letter to its investors communicating its opinions regarding actions that it believes we should take. While our board of directors (our “Board”) and management team welcome Engine’s views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from Engine or other activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.

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

In the ordinary course of business, we have, and in the future, may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute are sold primarily for use in the energy, industrial and gas utility sectors, which are subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

Our customers use certain of the products we distribute in potentially hazardous applications that can result in personal injury, product liability and environmental claims. A catastrophic occurrence at a location where end users use the products we distribute may result in us being named as a defendant in lawsuits asserting potentially large claims, even though we did not manufacture the products. Applicable law may render us liable for damages without regard to negligence or fault. In particular, certain environmental laws provide for joint and several and strict liability for remediation of spills and releases of hazardous substances. Certain of these risks are reduced by the fact that we are a distributor of products that third-party manufacturers produce, and, thus, in certain circumstances, we may have third-party warranty or other claims against the manufacturer of products alleged to have been defective. However, there is no assurance that these claims could fully protect us or that the manufacturer would be able financially to provide protection. There is no assurance that our insurance coverage will cover or be adequate to cover the underlying claims. Our insurance does not provide coverage for all liabilities (including, among others, liability for certain events involving pollution or other environmental claims). Our insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices.

We are a defendant in asbestos-related lawsuits. Exposure to these and any future lawsuits could have a material adverse effect on us.

We are a defendant in lawsuits involving approximately 1,088 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the United Kingdom Bribery Act and other laws extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ.

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

Section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal controls systems over financial reporting. This is not a static process as we may change our processes each year or acquire new companies that have different controls than our existing controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

MRC Global develops, implements and maintains cybersecurity measures to safeguard our data and IT systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management.  This integration incorporates cybersecurity considerations as an integral part of our decision-making processes at every level within our Company.  In addition, our Company has a cross-functional approach to addressing cybersecurity risk, with operations, legal, risk, finance, IT, human resources and corporate audit functions engaged in various aspects of the management of cybersecurity risks.  Our cybersecurity risk management is global, with technical operations coverage and visibility across our worldwide operations. In 2023, we leveraged the National Institute of Standards and Technology ("NIST") standard to update our IT policies. Our goal for 2024 is to be aligned with NIST 800.53 (Revision 5). We have established a Cybersecurity Committee which is tasked with understanding and mitigating information security risks by completing regular reviews and approvals of our information security program and addressing any cybersecurity risks in alignment with our business objectives and operational needs. The Cybersecurity Committee meets periodically as needed and is staffed by our head of information security, chief information officer, chief financial officer and is overseen by our general counsel, who has earned a CERT certificate in cybersecurity from Carnegie Mellon and began his career as a computer programmer/analyst. All of the Cybersecurity Committee members are also members of our Risk Management Committee.

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems.  These relationships enable us to leverage specialized knowledge and insights, allowing us to update our cybersecurity strategies and processes as new technologies, threats and environments evolve.  Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.

Oversee Third Party Risk

Because we are aware of the risks associated with third-party service providers, we have processes to monitor or oversee our third-party providers as they manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to determine whether our third-party providers continue to meet our cybersecurity standards and risk profile.  Our Company has a team of information security employees and vendors who monitor and maintain oversight of third parties, which includes quarterly assessments by our head of information security.  This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

MRC Global faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. MRC Global has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on MRC Global's financial condition, results of operations or cash flows. See "Risk Factors - The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our Company's image or reputation, all of which could negatively impact our financial results."

Governance

Board of Directors Oversight

As part of our Board’s role as independent oversight of the key risks facing our Company, the Board devotes regular and thorough attention to our data, IT systems and their continuing development (including the Company’s e-commerce strategy and its implementation) and protection of our data and IT systems.  This oversight includes reviews of business resilience, compliance, cybersecurity and information security risk. Our Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established oversight mechanisms to provide governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Board oversees the Company’s approach to cybersecurity staffing, policies, processes and practices to gauge and address the risks associated with our data and IT systems’ protection. Our Board has tasked its ESG & Enterprise Risk Committee with leading and assisting the full Board in its oversight of the Company’s efforts to protect its data and IT systems. Our Chair of the ESG & Enterprise Risk Committee has nine years of previous management experience in digital technologies and IT outsourcing. She also has earned a CERT certificate in cybersecurity from Carnegie Mellon. Our Board and ESG & Enterprise Risk Committee each receive regular quarterly presentations and reports throughout the year from members of the Cybersecurity Committee on our cybersecurity threats, audits and exercises to determine the sufficiency of defenses against cybersecurity threats, training and resilience and metrics. The presentations and reports also include regulatory developments, policies and practices and information on security resources and organization.

Management's Role Managing Risk

The head of information security and chief information officer play a pivotal role in informing and providing comprehensive briefings on cybersecurity risks to the ESG & Enterprise Risk Committee.  Each quarter, the ESG & Enterprise Risk Committee receives a report from a member of the Cybersecurity Committee, including reports from our head of information security, providing information on a broad range of topics, including:

●	Current cybersecurity and information security landscape and emerging threats
●	Status of ongoing cybersecurity initiatives and strategies including protective measures and controls
●	Table top exercises results
●	Penetration testing and phishing test results
●	Incident reports and learnings from any cybersecurity events
●	Compliance with regulatory requirements and industry standards
●	Key metrics for both device security and data security

In addition to our scheduled meetings, the ESG & Enterprise Risk Committee and Cybersecurity Committee members maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.  Together, they receive updates on any significant developments in the cybersecurity domain and report the same to our Board to allow its oversight to be proactive and responsive. The ESG & Enterprise Risk Committee’s active involvement allows cybersecurity considerations to be integrated into the broader strategic objectives of MRC Global.  The ESG & Enterprise Risk Committee conducts periodic reviews of the Company's cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the head of information security, who reports to the chief information officer, who in turn reports to the chief financial officer. All three are members of the Cybersecurity Committee. With over 15 years of experience in the field of cybersecurity, the head of information security provides the Company with expertise in this role. His background includes extensive experience as an enterprise head of information security for a large institution. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our head of information security oversees our cybersecurity governance programs, phishing and penetration tests and tabletop exercises, our compliance with standards, remediates known risks, responds to cyber threats and attempted attacks and leads our employee training program.

Monitor Cybersecurity Incidents

The head of information security is continually informed about the latest developments in cybersecurity, including potential threats and evolving risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. The head of information security implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the head of information security is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The head of information security, in his capacity, regularly informs our chief financial officer, general counsel and chief executive officer of all aspects related to cybersecurity risks and incidents. Through these reports, the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company.   Furthermore, material cybersecurity incidents, significant cybersecurity matters and strategic risk management decisions are escalated to our Board and its ESG & Enterprise Risk and Audit Committees to allow them to have oversight and provide guidance on critical cybersecurity issues.

ITEM 2.	PROPERTIES

In North America, we operate a hub and spoke model that is centered around our seven distribution centers in the U.S. and Canada with 85 service center locations which have inventory and local employees and house 12 valve and engineering service centers. Our U.S. network is comprised of 76 service center locations and six distribution centers. In Canada, we have nine service center locations and one distribution center. We own less than 2% of our service center locations as we primarily lease these facilities. All of our distribution centers are leased.

Outside North America, we operate through a network of 23 service center locations located throughout Europe, Asia, Australasia and the Middle East, and seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Fourteen valve and engineering service centers are housed within our distribution centers and service center locations. We own our Brussels, Belgium location, and the remainder of our locations are leased.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of February 16, 2024, are listed below.

Robert J. Saltiel, Jr., age 61, has served as our president and chief executive officer (“CEO”) and a member of our board of directors since March 2021. Prior to this, he served as president and CEO of Key Energy Services from 2018 to 2019 and of Atwood Oceanics from 2009 to 2017. Mr. Saltiel held positions of increasing leadership in strategy, operations and marketing at Transocean from 2003 to 2009. Mr. Saltiel’s prior experience includes positions at Nabors Industries, Enron Corp., McKinsey & Co. and ExxonMobil. Mr. Saltiel received a B.S. in chemical engineering from Princeton University in 1985 (magna cum laude) and an MBA from Northwestern University in 1990.

Kelly Youngblood, age 58, has served as our executive vice president and chief financial officer since March 2020 and executive vice president since November 2019. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a CPA and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 61, has served as our executive vice president – corporate affairs, general counsel, and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Board. Mr. Churay joined the Company in August 2011 as executive vice president and general counsel. Mr. Churay's prior experience includes positions at Rex Energy, Yellow Corporation, Baker Hughes and Norton Rose Fulbright. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center.

Grant Bates, age 52, is our senior vice president of North America operations and e-commerce since July 2021. Before that he served as senior vice president of strategy, corporate development and e-commerce since April 2020. Prior to that he served as senior vice president of operations, International and Canada, and operational excellence. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served in various roles with the Company and one of its predecessors. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

Shweta Kurvey-Mishra, age 44, serves as our senior vice president and chief human resources officer since January 2023. Prior to joining MRC Global, Ms. Kurvey-Mishra was the vice president - organization and talent development at Waste Management, an environmental services company. Prior to this she served as vice president of human resources of Silver Eagle Distributors from 2017 to 2019. Ms. Kurvey-Mishra previously held various senior management positions including director of diversity and inclusion at Illinois Tool Works. She holds a bachelor's degree in Commerce (Business) from the University of Mumbai in India and earned her Masters in Organizational Communication and Masters in Human Resources and Labor Relations from Michigan State University.

Rance Long, age 55, has served as our senior vice president of sales and marketing since July 2019. Most recently he served as our vice president business development, production and transmission infrastructure & gas utilities since 2013. Prior to this role, he served as vice president of line pipe and was responsible for all line pipe sales in the US. He joined MRC Global as part of the acquisition of LaBarge Pipe and Steel in 2008. Mr. Long holds a bachelor’s degree in construction from Southern Illinois University Edwardsville.

Jack McCarthy, age 58, has served as our senior vice president of supply chain management, quality and technical sales since July 2020. He leads an international team of product experts, supply chain professionals and inventory specialists, and is responsible for the management of the global PVF supply chain. Jack has held a variety of leadership roles in his career at MRC Global including vice president carbon steel (CS), pipe fittings & flanges (PFF) and valves supply change management and vice president of supply chain management CS, PFF. Prior to joining MRC Global with the acquisition of LaBarge Pipe and Steel, he held roles in business development, sales and sales management in the industrial distribution industry. Mr. McCarthy is a graduate of the University of Illinois at Urbana-Champaign and is a former vice president and board member of the National Association of Steel Pipe Distributors.

Emily Shields, age 48, has served as our senior vice president of sustainability and assistant general counsel since June 2022. Most recently, she served as our assistant general counsel and compliance officer. Prior to joining MRC Global in 2013, Ms. Shields practiced litigation at the law firm of Morgan Lewis & Bockius L.L.P. She holds a bachelor's degree in speech communication from Texas A&M University and received her juris doctorate from South Texas College of Law.

Steve Smith, age 56, has served as our senior vice president of international operations since January 2022. Prior to that he served as vice president of Europe, Middle East and Africa and has held multiple sales and operations leadership roles at MRC Global and one of its predecessors.

Gillian Anderson, age 38, has served as our vice president and chief accounting officer since July 2021. Prior to that role, she held various positions with Ernst & Young LLP, including audit senior manager. Ms. Anderson is a CPA and a chartered accountant through the Institute of Chartered Accountants of Scotland. She holds an MA in accountancy and finance (with honors) from the University of Aberdeen (Scotland).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 9, 2024, there were 111 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our Board has not declared any dividends on common stock during 2023 or 2022 and currently has no intention to declare any dividends on common stock.

The Company’s Global ABL Facility, Term Loan and our 6.5% Series A Convertible Perpetual Preferred Stock restrict our ability to declare cash dividends under certain circumstances. Any future dividends declared would be at the discretion of our Board and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Issuer Purchases of Securities

None.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the Philadelphia Oil Service Sector Index. The total shareholder return assumes $100 invested on December 31, 2018, in MRC Global Inc., the S&P 500 Index and the Philadelphia Oil Service Sector Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the energy, industrial and gas utilities industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	a decline in demand for certain of the products we distribute if tariffs and duties on these products are imposed or lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
●	inability to attract and retain our employees or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the potential share price volatility and costs incurred in response to any shareholder activism campaigns;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act; and
●	risks related to changing laws and regulations including trade policies and tariffs.

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

Overview

We are the leading global distributor of pipe, valves, and fittings ("PVF") and other infrastructure products and services to diversified gas utility, energy and industrial end-markets. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	Gas Utilities: gas utilities (storage and distribution of natural gas)
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	PTI: production and transmission infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas)

We offer over 300,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 8,500 suppliers. With over 100 years of history, our over 2,800 employees serve approximately 10,000 customers through 214 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

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

Recent Trends and Outlook

We continue to support our customers in the gas utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. For the year ended 2023, 66% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities

Our gas utility business continues to be our largest sector, making up 35% of our total Company revenue, with a 5% decrease in revenue compared to 2022. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs are also causing customers to delay project activity. Although we have experienced lower sales activity in this sector compared to prior year and believe this trend will continue into at least the first half of 2024, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2022, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases, we do not anticipate this to have a significant impact as customers will generally reallocate their budgets toward integrity upgrade projects. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream, Industrial and Energy Transition (DIET)

DIET generated 31% of our total Company revenue for 2023 and grew 5% from 2022. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The energy transition portion of our business is growing rapidly, particularly for biofuels refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policy such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. These types of projects require similar products that we currently provide today to these customers. Low-emission valves, which represent 96% of our valve sales, restrict the release of methane and other greenhouse gases into the environment. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Production and Transmission Infrastructure (PTI)

The PTI sector of our business is the most cyclical, and in 2023 this sector represented 34% of our company revenues. The PTI sector revenue increased 6% in 2023 compared to 2022. During 2023, Brent crude oil price averaged over $80 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $80 per barrel. Although, oil prices have recently declined from earlier highs in 2022, recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and have experienced recent volatility and declines, which if this remains substantially low, could negatively impact our business.

Recent industry reports have signaled potential risk in oil prices and projected customer spending levels in 2024. However, larger public exploration and production companies are expected to drive a higher percentage of the activity in 2024, which bodes well for our Company as our revenue for these sectors is driven predominantly from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of smaller peers could bode well for us in the coming years due to our current relationships with the acquiring companies.

To the extent completion activity and related production increase, this could have the impact of improving our revenue opportunities in our PTI sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefitting this sector's revenue. The majority of the revenue in this sector is driven by large independents and major exploration and productions companies, which are expected to strongly influence the increase in capital spending in 2024 and the coming years for this sector. This group of customers make up the majority of our sales within the PTI sector.

Russia-Ukraine War

On February 24, 2022, Russia invaded Ukraine, which has had several consequences to the broader economy, global attitudes toward energy security and the pace of the energy transition. Government actions to reduce dependency on Russian fuels through embargoes and sanctions on Russia initially spurred a commodity price spike, supply constraints and various policy changes to address energy security. While we have no operations or sales in Ukraine, Belarus or Russia, the conflict has impacted certain macro energy trends.

As Europe looks to replace Russian natural gas with more stable sources, liquified natural gas ("LNG") with its related infrastructure is being considered as an alternative to Russian gas supplies, with projects being considered in the U.S. and Europe. To the extent new LNG infrastructure is built, our PTI and DIET sectors are well positioned to benefit from this growth.

Israel-Hamas War

On October 7, 2023, Hamas-led Palestinian militant groups launched a surprise attack on Israel. Although the Middle East holds much of the global petroleum resources, Gaza produces no oil and Israel only produces an insignificant amount, so there is no expected impact to regional production or exports from the Gulf. Despite the war, energy markets have not seen a significant impact and oil is currently less expensive than when the war began. Robust oil production in the U.S. has also reassured markets that the economic and market implications of this war are currently mild, but if we see escalation within the region, it could have a meaningful impact to our business.

Supply Chain and Labor

Our strong inventory position has allowed us to navigate supply chain disruptions caused by the COVID-19 pandemic. For the majority of our products, lead times have returned to pre-pandemic levels. Transportation costs are also generally in line with pre-pandemic rates, but disruptions around the Suez Canal and the Red Sea are placing increased pressure on costs.

Inflation for the majority of our products have eased and we do not expect to see significant increases in 2024. To the extent further pricing fluctuations impact our products, the effect on our revenue and cost of goods sold, which is determined using the last-in first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur.

Many customers are focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. We have also been able to reduce our inventory levels due to this normalization in supply chain.

There has been little impact to our supply chain directly from the conflict in Ukraine. However, despite the relaxed COVID-19 restrictions in China, recent geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly valves and meters.

Although improving, we are being impacted by labor constraints as the post-pandemic recovery has lowered unemployment rates and created increased competition among companies to attract and retain personnel, which has increased our selling, general and administrative expense. We proactively monitor market trends in the areas where we have operations and, due to our efficient sourcing practices, have experienced little to no disruption supporting our customers.

Longer Term Outlook

In November 2022, Congress passed, and the President signed into law, the Inflation Reduction Act (the "IRA"), which encourages investments in energy alternatives to fossil fuels. The IRA provides funding and incentives to dramatically increase investments in alternative energy including wind, solar, hydrogen and other alternatives to fossil fuels and to support carbon capture, utilization and storage ("CCUS") projects. The IRA also has provisions that further support the EPA's rulemaking efforts to curtail emissions of methane, a potent greenhouse gas, from oil and gas operations. While these policies are aimed at increasing decarbonization efforts in the United States, they do not directly inhibit the operations of our oil and gas customers. Many of our customers are leading projects for the energy transition from carbon-based energy to alternative forms of energy, and we are positioned to supply our PVF products to projects in the energy transition such as biofuels, offshore wind, CCUS and hydrogen. In addition, MRC Global sells products, including low-emission valves that directly support our customers' methane reduction efforts and requirements.

We play a critical role in supporting our customers and the energy industry during the energy transition and throughout the cycles. The U.S. Energy Information Administration's ("EIA") Reference Case published in its "International Energy Outlook 2023" that world energy consumption will increase by nearly 34% between 2022 and 2050. Additionally, the EIA projects that between 2022 and 2050 renewable energy consumption will grow by 118%, natural gas consumption will grow by 29%, and hydrocarbon-based liquids consumption will grow by 23%.

In 2023, the EIA published a Reference Case for the U.S. in its "Annual Energy Outlook 2023". In this reference case, the EIA projects that U.S. annual production of oil will grow by 11% from 2022 to 2050 and U.S. natural gas annual production will grow by almost 24% in the same period. The EIA also projects in its Reference Case that the U.S. will become a net exporter of these products over this period. This projected increase in oil and gas to meet the rise in international energy demand continues to provide a robust market for our existing goods and services. Additionally, we expect our longer-term growth to be heavily influenced by the rising demand for energy transition projects. Our existing traditional energy customer base is expected to reallocate increasing amounts of their future capital expenditures to fund many of these projects. We are well positioned for this future growth given our strong customer relationships and previous energy transition project experience.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$418	$539	$350
Canada	31	45	35
International	245	158	135
	$694	$742	$520

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table sets forth key industry indicators for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Average Rig Count (1):
United States	687	723	478
Canada	177	175	132
Total North America	864	898	610
International	948	851	755
Total Worldwide	1,812	1,749	1,365

Average Commodity Prices (2):
WTI crude oil (per barrel)	$77.58	$94.90	$68.14
Brent crude oil (per barrel)	$82.49	$100.93	$70.86
Henry Hub natural gas ($/MMBtu)	$2.53	$6.45	$3.89

Average Monthly U.S. Well Permits (3)	2,912	3,320	2,220
U.S. Wells Completed (2)	12,250	11,341	9,720
3:2:1 Crack Spread (4)	$31.52	$36.79	$19.42

(1)	Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3)	Source-Evercore ISI Research
(4)	Source-Bloomberg

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021

The breakdown of our sales by sector for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
Gas Utilities	$1,197	35%	$1,263	38%	$1,008	38%
DIET	1,060	31%	1,009	30%	783	29%
PTI	1,155	34%	1,091	32%	875	33%
	$3,412	100%	$3,363	100%	$2,666	100%

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Sales:
U.S.	$2,845	$2,823	$22	1%
Canada	146	166	(20)	(12)%
International	421	374	47	13%
Consolidated	$3,412	$3,363	$49	1%

Operating income (loss):
U.S.	$174	$127	$47	37%
Canada	(8)	(1)	(7)	N/M
International	21	14	7	50%
Consolidated	187	140	47	34%

Interest expense	(32)	(24)	(8)	33%
Other, net	(2)	(6)	4	(67)%
Income tax expense	(39)	(35)	(4)	11%
Net income	114	75	39	52%
Series A preferred stock dividends	24	24	—	N/M
Net income attributable to common stockholders	$90	$51	$39	76%

Gross Profit	$690	$610	$80	13%
Adjusted Gross Profit (1)	$732	$715	$17	2%
Adjusted EBITDA (1)	$250	$261	$(11)	(4)%

(1)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 25-26 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $3,412 million for the year ended December 31, 2023, as compared to $3,363 million for the year ended December 31, 2022, an increase of $49 million, or 1%. The increase included a $13 million unfavorable impact from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales increased to $2,845 million for 2023 from $2,823 million for 2022. This $22 million, or 1%, increase was driven by a $47 million and a $32 million increase in PTI and DIET sector sales, respectively, partially offset by a $57 million decline in the Gas Utilities sector.

Canadian Segment—Our Canadian sales decreased $20 million to $146 million for 2023 from $166 million for 2022. This 12% decrease reflected an $11 million decrease in Gas Utilities, a $5 million decrease in the DIET sector and a $4 million decrease in the PTI sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $6 million, or 4%.

International Segment—Our International sales increased $47 million to $421 million for 2023 from $374 million for 2022. The 13% increase is primarily driven by the DIET sector. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $7 million, or 2%.

Gross Profit. Our gross profit was $690 million (20.2% of sales) for the year ended December 31, 2023, as compared to $610 million (18.1% of sales) for the year ended December 31, 2022. The $80 million increase was primarily attributable to the impact of our last-in first-out ("LIFO") inventory costing methodology. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $2 million in 2023 compared to a $66 million increase in cost of sales in 2022.

Adjusted Gross Profit. Adjusted Gross Profit increased to $732 million (21.5% of sales) for 2023 from $715 million (21.3% of sales) for 2022, an increase of $17 million. The increase was primarily due to improved margins on gas products and valves, automation, measurement and instrumentation sales, along with specific high-margin line pipe sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2023	of Revenue*	2022	of Revenue*
Gross profit, as reported	$690	20.2%	$610	18.1%
Depreciation and amortization	19	0.6%	18	0.5%
Amortization of intangibles	21	0.6%	21	0.6%
Increase in LIFO reserve	2	0.1%	66	2.0%
Adjusted Gross Profit	$732	21.5%	$715	21.3%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our service center and corporate operations are included in SG&A. Our SG&A expenses were $503 million (14.7% of sales) for the year ended December 31, 2023, as compared to $470 million (14.0% of sales) for the year ended December 31, 2022. The $33 million increase in SG&A was driven by higher employee-related costs.

Operating Income. Operating income was $187 million for the year ended December 31, 2023, as compared to $140 million for the year ended December 31, 2022, an increase of $47 million due to the modest increase in revenue and higher gross profit margins.

U.S. Segment—Our U.S. segment had operating income of $174 million for 2023 as compared to operating income of $127 million for 2022. The $47 million improvement was attributable to higher revenues and improved gross profit percentage due to product mix.

Canadian Segment—Our Canadian segment had an operating loss of $8 million for 2023 as compared to an operating loss of $1 million for 2022. The increase in operating loss of $7 million was primarily due to reduced revenues driven by the PTI sector from non-recurring projects and increased competition.

International Segment—Our International segment had operating income of $21 million for 2023 as compared to operating income of $14 million in 2022. The $7 million improvement in operating income was primarily attributable to higher revenues.

Interest Expense. Our interest expense was $32 million for the year ended December 31, 2023, as compared to $24 million for the year ended December 31, 2022. The increase of $8 million was primarily due to higher benchmark interest rates.

Other, net. Our other expense was $2 million for the year ended December 31, 2023, as compared to expense of $6 million for the year ended December 31, 2022. The decrease in other expense was primarily related to foreign exchange rate impacts following the completion of an intercompany debt restructuring project.

Income Tax Expense. Our income tax expense was $39 million for the year ended December 31, 2023, as compared to an expense of $35 million for the year ended December 31, 2022. Our effective tax rates were 25% and 32% for the years ended December 31, 2023 and 2022, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for 2023 was favorably impacted by a net reduction in valuation allowance provision.

Net Income. Our net income was $114 million for the year ended December 31, 2023, as compared to net income of $75 million for the year ended December 31, 2022, an increase of $39 million due to higher revenues and improved margins.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $250 million for the year ended December 31, 2023, as compared to $261 million for the year ended December 31, 2022. Our Adjusted EBITDA decreased $11 million over that period primarily due to increased SG&A expense.

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

The following table reconciles net income, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2023	2022
Net income	$114	$75
Income tax expense	39	35
Interest expense	32	24
Depreciation and amortization	19	18
Amortization of intangibles	21	21
Severance and restructuring	—	1
Non-recurring IT related professional fees	1	—
Increase in LIFO reserve	2	66
Equity-based compensation expense	14	13
Customer settlement	3	—
Activism response legal and consulting costs	1
Asset disposal	1	—
Foreign currency losses	3	8
Adjusted EBITDA	$250	$261

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For discussion and analysis of fiscal year 2022 compared to fiscal year 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2023, and is incorporated herein by reference.

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$181	$(20)
Investing activities	(14)	(11)
Financing activities	(67)	17
Net cash provided by (used in):	$100	$(14)

Operating Activities

Net cash provided by operating activities was $181 million in 2023 compared to $20 million used in operating activities in 2022. The change in operating cash flows was primarily the result of a more efficient use of our working capital as we improved collections on our receivables, reduced inventory purchasing and managed our payables, as well as improved profitability.

Investing Activities

Net cash used in investing activities was $14 million in 2023 compared to $11 million used in 2022. Purchases of property, plant and equipment utilized cash of $15 million and $11 million in 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities was $67 million in 2023, compared to net cash provided by financing activities of $17 million in 2022. In 2023, we made a mandatory principal payment on our Term Loan of $3 million. Net payments under our Global ABL Facility totaled $35 million in 2023 compared to net borrowings of $45 million in 2022. We used $24 million to fund dividends on our preferred stock in both 2023 and 2022.

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan B maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility.

As of December 31, 2023, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $292 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if the Company’s senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the Company’s senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2023, we will not be required to make an excess cash flow payment for 2023 in 2024. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory values, which is subject to redetermination from time to time. As of December 31, 2023, we had $9 million borrowings outstanding and $610 million of Excess Availability, as defined under our Global ABL Facility.

In April 2023, we began the process to refinance the Term Loan long before its maturity to take advantage of relatively favorable market conditions at that time. The holder of the Preferred Stock filed a lawsuit with the Delaware Court of Chancery to obtain a temporary restraining order to prevent this refinancing. The holder claimed that the holder has a right to consent to the terms of the refinancing transaction. Pursuant to an amendment that the holder filed on its Schedule 13D, the holder suggested that "a resolution [with the Company] could...involve the [Company] repurchasing the preferred stock." Although we were prepared to defend the lawsuit, the lawsuit complicated the execution of the refinancing on favorable terms. Therefore, we postponed the refinancing efforts before their conclusion, and the lawsuit dismissed without prejudice. The holder of the Preferred Stock is controlled by Henry Cornell, one of the Company's directors that the holder of the Preferred Stock has designated as a director pursuant to the terms of the Preferred Stock transaction.

We anticipate repaying our Term Loan on or before its maturity in September 2024 using a combination of excess cash and the Global ABL Facility.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. At December 31, 2023, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $741 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2023 and 2022, we had cash and cash equivalents of $131 million and $32 million, respectively. As of December 31, 2023 and 2022, $43 million and $32 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2023, $5 million of cash was repatriated from our Canadian subsidiaries.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2023, our Moody's Investor Services corporate family rating was B2 with a stable outlook. On September 21, 2023, Standard & Poor's (S&P) Global Ratings downgraded our issuer credit rating from B to B-, with a developing outlook. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2023 and, based on our current forecasts, we expect to remain in compliance.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2023 relating to debt, interest payments, capital leases, operating leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2024	2025-2026	2027-2028	5 Years
Debt obligations (1)	$301	$292	$9	$—	—
Interest payments (2)	43	25	18	—	—
Operating leases	316	47	74	54	141
Purchase obligations (3)	697	697	—	—	—
Other long-term liabilities	20	—	—	—	20
Total	$1,377	$1,061	$101	$54	$161

(1)	Debt is based on contractual maturities outstanding at December 31, 2023.
(2)	Interest payments are based on interest rates in effect at December 31, 2023 and assume contractual amortization payments.
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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $26 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2023. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2023, we are a named defendant in approximately 523 lawsuits involving approximately 1,088 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 16—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2023.

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

Inventories: Our U.S. inventories are valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $149 million and $143 million at December 31, 2023 and 2022, respectively, were valued at the lower of weighted-average cost or net realizable value.

Under the LIFO inventory valuation method, changes in the cost of inventory are recognized in cost of sales in the current period even though these costs may have been incurred at significantly different values. Because the Company values most of its inventory using the LIFO inventory costing methodology, a rise in inventory costs has a negative effect on operating results, while, conversely, a fall in inventory costs results in a benefit to operating results.

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

Interest Rate Risk

As of December 31, 2023, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, Term SOFR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2023, a 1% increase in the Term SOFR rate would result in an increase in our interest expense of less than $3 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. Gains and losses incurred in the years ended December 31, 2023, and 2022 were not material.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive and financial officers, has evaluated our disclosure controls and procedures as of December 31, 2023 and has concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “PROPOSAL I: ELECTION OF DIRECTORS” in our Proxy Statement prepared for the solicitation of proxies in connection with our annual Meeting of Stockholders to be held in 2024 (“Proxy Statement”), which information is incorporated by reference herein.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2023,” “Grants of Plan-Based Awards in Fiscal Year 2023,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Option Exercises and Stock Vested During 2023,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation and Human Capital Committee Report,” and “Compensation and Human Capital Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Human Capital Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	3,132,802	$29.30	3,662,223

Equity compensation plans not approved by security holders	None	N/A	None
Total	3,132,802	29.30	3,662,223

(1)	Performance share awards are included at target. If overachievement of the performance criteria is achieved, the grantees of performance awards could receive up to 200% of target. This would increase the number of securities in column (a) by 1,149,386.
(2)	The weighted average exercise price is only for the 289,686 unexercised options included in column (a) as restricted stock units and performance share units do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 3, 2023. (Incorporated by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

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

10.3†	Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Robert James Saltiel, Jr. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

10.4†

Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Kelly Youngblood (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

10.5†	Executive Separation Policy dated August 4, 2023 (Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

10.6†	MRC Global Inc. 2011 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of MRC Global Inc., filed with the SEC on March 5, 2012, File No. 001-35479).

10.6.1†	Amendment to the MRC Global Inc. Omnibus Incentive Plan (Incorporated by reference to Annex A to the Schedule 14A Definitive Proxy Statement of MRC Global Inc. filed with the SEC on March 25, 2015, File No. 001-35479).

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

10.6.9†	Form of MRC Global Inc. Performance Share Unit Award Agreement (for grants on and before 2023) (Incorporated by reference to Exhibit 99.1 to Form 8-K of MRC Global Inc. dated February 11, 2022).

10.6.10†	Form of MRC Global Inc. Performance Share Unit Award Agreement (for grants beginning in 2023) (Incorporated by reference to Exhibit 10.1 to Form 8-K of MRC Global Inc., filed with the SEC on February 9, 2023. File No. 001-35479).

10.6.11†	Form of MRC Global Inc. Performance Share Unit Award Agreement (for grants beginning in 2024) (Incorporated by reference to Exhibit 10.1 to Form 8-K of MRC Global Inc. filed with the SEC on February 13, 2024. File No. 001-35479)

10.6.12†	Form of Restricted Stock Unit Award Agreement (for grants beginning in 2023) (Incorporated by reference to Exhibit 10.6.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2022 filed with the SEC on February 14, 2023, File No. 001-35479).

10.6.13†*	Form of Restricted Stock Unit Award Agreement (for grants beginning in 2024).

10.6.14†	Amendment to 2021 Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 9, 2021. File No. 001-35479).

10.7†

MRC Global Director Compensation Plan (Incorporated by reference to Exhibit 10.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2017 filed with the SEC on February 16, 2018, File No. 001-35479).

10.7.1†	Exhibit A to the MRC Global Director Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 10, 2023, File No. 001-35479).

10.8†	Executive Compensation Clawback Policy, dated as of November 1, 2023. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

10.9

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees (Incorporated by reference to Exhibit 10.19 to Form 10-K of MRC Global Inc. for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

Exhibit Number	Description

10.10

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

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (“IXBRL”): (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve-month periods ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ Robert J. Saltiel, Jr.
Robert J. Saltiel, Jr. President and Chief Executive Officer

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Saltiel, Jr.	President and Chief Executive Officer	February 16, 2024
Robert J. Saltiel, Jr.	(principal executive officer)

/s/ Kelly Youngblood	Executive Vice President and Chief Financial Officer	February 16, 2024
Kelly Youngblood	(principal financial officer)

/s/ Gillian Anderson	Vice President and Chief Accounting Officer	February 16, 2024
Gillian Anderson	(principal accounting officer)

/s/ Robert L. Wood	Chairman	February 16, 2024
Robert L. Wood

/s/ Deborah G. Adams	Director	February 16, 2024
Deborah G. Adams

/s/ Leonard M. Anthony	Director	February 16, 2024
Leonard M. Anthony

/s/ Henry Cornell	Director	February 16, 2024
Henry Cornell

/s/ George J. Damiris	Director	February 16, 2024
George J. Damiris

/s/ Barbara J. Duganier	Director	February 16, 2024
Barbara J. Duganier

/s/ Ronald L. Jadin	Director	February 16, 2024
Ronald L. Jadin

/s/ Dr. Anne McEntee	Director	February 16 2024
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MRC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

LIFO inventory valuation

Description of the Matter

At December 31, 2023 the Company’s inventory balance was $560 million, of which $411 million was held in the U.S. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s U.S. inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains its inventory accounting records on a weighted-average cost basis and adjusts U.S. inventory and cost of goods sold from weighted-average cost to LIFO at period end.

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

Houston, Texas

February 16, 2024

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

(in millions, except shares)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$131	$32
Accounts receivable, net	430	501
Inventories, net	560	578
Other current assets	34	31
Total current assets	1,155	1,142

Long-term assets:
Operating lease assets	205	202
Property, plant and equipment, net	78	82
Other assets	21	22

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	163	183
	$1,886	$1,895

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$355	$410
Accrued expenses and other current liabilities	102	115
Operating lease liabilities	34	36
Current portion of debt obligations	292	3
Total current liabilities	783	564

Long-term obligations:
Long-term debt	9	337
Operating lease liabilities	186	182
Deferred income taxes	45	49
Other liabilities	20	22

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 108,531,564 and 107,864,421 issued, respectively	1	1
Additional paid-in capital	1,768	1,758
Retained deficit	(678)	(768)
Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(228)	(230)
	488	386
	$1,886	$1,895

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales	$3,412	$3,363	$2,666
Cost of sales	2,722	2,753	2,249
Gross profit	690	610	417

Selling, general and administrative expenses	503	470	410
Operating income	187	140	7

Other (expense) income:
Interest expense	(32)	(24)	(23)
Other, net	(2)	(6)	2

Income (loss) before income taxes	153	110	(14)
Income tax expense	39	35	—
Net income (loss)	114	75	(14)
Series A preferred stock dividends	24	24	24
Net income (loss) attributable to common stockholders	$90	$51	$(38)

Basic earnings (loss) per common share	$1.07	$0.61	$(0.46)
Diluted earnings (loss) per common share	$1.05	$0.60	$(0.46)
Weighted-average common shares, basic	84.2	83.5	82.5
Weighted-average common shares, diluted	85.5	84.9	82.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$114	$75	$(14)

Other comprehensive income (loss):
Foreign currency translation adjustments	3	(5)	(3)
Hedge accounting adjustments, net of tax	(1)	6	6
Total other comprehensive income, net of tax	2	1	3
Comprehensive income (loss)	$116	$76	$(11)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2020	106	1	1,739	(781)	(24)	(375)	(234)	350
Net loss	—	—	—	(14)	—	—	—	(14)
Foreign currency translation	—	—	—	—	—	—	(3)	(3)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	12	—	—	—	—	12
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2021	106	1	1,747	(819)	(24)	(375)	(231)	323
Net income	—	—	—	75	—	—	—	75
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Vesting of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(2)	—	—	—	—	(2)
Equity-based compensation expense	—	—	13	—	—	—	—	13
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2022	108	1	1,758	(768)	(24)	(375)	(230)	386
Net income	—	—	—	114	—	—	—	114
Foreign currency translation	—	—	—	—	—	—	3	3
Hedge accounting adjustments	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	14	—	—	—	—	14
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$114	$75	$(14)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	19	18	19
Amortization of intangibles	21	21	24
Equity-based compensation expense	14	13	12
Deferred income tax benefit	(7)	(7)	(15)
Increase in LIFO reserve	2	66	77
Other non-cash items	7	4	1
Changes in operating assets and liabilities:
Accounts receivable	72	(128)	(61)
Inventories	16	(196)	(27)
Other current assets	(3)	(9)	(2)
Accounts payable	(58)	90	60
Accrued expenses and other current liabilities	(16)	33	(18)
Net cash provided by (used in) operations	181	(20)	56

Investing activities
Purchases of property, plant and equipment	(15)	(11)	(10)
Proceeds from the disposition of property, plant and equipment	1	—	3
Net cash used in investing activities	(14)	(11)	(7)

Financing activities
Payments on revolving credit facilities	(882)	(779)	(389)
Proceeds from revolving credit facilities	847	824	389
Payments on debt obligations	(3)	(2)	(87)
Debt issuance costs paid	(1)	—	(3)
Dividends paid on preferred stock	(24)	(24)	(24)
Repurchases of shares to satisfy tax withholdings	(4)	(2)	(4)
Net cash (used in) provided by financing activities	(67)	17	(118)

Increase (decrease) in cash	100	(14)	(69)
Effect of foreign exchange rate on cash	(1)	(2)	(2)
Cash beginning of year	32	48	119
Cash end of year	$131	$32	$48

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$21	$21
Cash paid for income taxes	$55	$35	$15

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2023

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Business Operations:MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and infrastructure products and services across each of the following sectors:

●	Gas Utilities: gas utilities (storage and distribution of natural gas)
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	PTI: production and transmission infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas)

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

Use of Estimates: The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We believe that our most significant estimates and assumptions are associated with the last-in, first-out (“LIFO”) inventory costing methodology, estimating net realizable value on excess and obsolete inventories, goodwill, indefinite-lived intangible assets, realizability of deferred taxes and self-insurance programs. Actual results could differ materially from those estimates.

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

Inventories: Our U.S. inventories are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. Inventories held outside of the United States of $149 million and $143 million at December 31, 2023 and 2022, respectively, are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to historical sales activity. The reserve, which totaled $17 million and $19 million at  December 31, 2023 and 2022, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

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

Derivatives and Hedging: From time to time, we utilize interest rate swaps to reduce our exposure to potential interest rate increases. We have designated our interest rate swap as an effective cash flow hedge utilizing the guidance under Accounting Standards Update "ASU" 2017-12. As such, the valuation of the interest rate swap is recorded as an asset or liability, and the gain or loss on the derivative is recorded as a component of other comprehensive income. Interest rate swap agreements are reported on the accompanying balance sheets at fair value utilizing observable Level 2 inputs such as yield curves and other market-based factors. We obtain dealer quotations to value our interest rate swap agreements. The fair value of our interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows at current market interest rates.

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

Insurance: We are self-insured for U.S. employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims with exposure claimed or occurring prior to 1994, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $5 million and are secured by various letters of credit totaling $5 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $8 million and $6 million as of December 31, 2023 and 2022. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $2 million as of  December 31, 2023 and 2022.

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

Revenue Recognition: We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We generally recognize our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, we exclude these taxes from sales in the accompanying consolidated statements of operations. In some cases, particularly with third party pipe shipments, we consider shipping and handling costs to be separate performance obligations, and as such, we record the revenue and cost of sales when the performance obligation is fulfilled. Our contracts with customers ordinarily involve performance obligations that are one year or less. Therefore, we have applied the optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates. While a small proportion of our sales, we occasionally recognize revenue under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer provided that the reason for the bill and hold arrangement is substantive, the product is separately identified as belonging to the customer, ready for physical transfer and unavailable to be used or directed to another customer.

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

Concentration of Credit Risk: In the normal course of business, we grant credit to customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During 2023, 2022 and 2021, we did not have sales to any one customer in excess of 10% of sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During 2023, 2022 and 2021, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Recently Issued Accounting Standards: In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which aims to enhance the transparency and decision usefulness of income tax disclosures through requiring improvements in those disclosures primarily related to the rate reconciliation and income taxes paid information. This update will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impacts of the provisions of ASU 2023-09 on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker ("CODM"). This update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impacts of the provisions of ASU 2023-07 on our consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2023 and December 31, 2022, was $9 million and $24 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2023 and  December 31, 2022 was $7 million and $9 million, respectively. During the year ended December 31, 2023 we recognized $8 million of the revenue that was deferred as of December 31, 2022. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the gas utilities (storage and distribution of natural gas), downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), and production and transmission infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas) sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	Canada	International	Total
2023:
Gas Utilities	$1,190	$4	$3	$1,197
DIET	790	20	250	1,060
PTI	865	122	168	1,155
	$2,845	$146	$421	$3,412
2022:
Gas Utilities	$1,247	$15	$1	$1,263
DIET	758	25	226	1,009
PTI	818	126	147	1,091
	$2,823	$166	$374	$3,363
2021:
Gas Utilities	$995	$13	$—	$1,008
DIET	560	20	203	783
PTI	623	99	153	875
	$2,178	$132	$356	$2,666

NOTE 3—ACCOUNTS RECEIVABLE

The roll forward of our allowance for credit losses is as follows (in millions):

	December 31,
	2023	2022	2021
Beginning balance	$2	$2	$2
Provision	2	—	(1)
Net charge-offs and other	(1)	—	1
Ending balance	$3	$2	$2

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at  December 31, 2023, $0 million at  December 31, 2022 and $1 million at  December 31, 2021.

NOTE 4—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2023	2022
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$274	$271
Carbon steel pipe, fittings and flanges	193	201
Gas products	266	257
All other products	126	147
	859	876
Less: Excess of average cost over LIFO cost (LIFO reserve)	(282)	(279)
Less: Other inventory reserves	(17)	(19)
	$560	$578

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life (in years)	2023	2022
Land and improvements	—	$2	$2
Building and building improvements	40	46	42
Machinery and equipment	3 to 10	130	124
Enterprise resource planning software	10	71	70
Software	—	8	5
		257	243
Allowances for depreciation and amortization		(179)	(161)
		$78	$82

Building and building improvements include $9 million of non-cash leasehold improvements representing lease incentives as of December 31, 2023 and  December 31, 2022.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	US	Canada	International	Total
Goodwill at December 31, 2021	264	—	—	264
Impairment	—	—	—	—
Effect of foreign currency translation	—	—	—	—

Goodwill at December 31, 2022	264	—	—	264
Impairment	—	—	—	—
Effect of foreign currency translation	—	—	—	—
Goodwill at December 31, 2023	$264	$—	$—	$264

Other Intangible Assets

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2023
Customer base (1)	$368	$(312)	$56
Indefinite-lived trade names (2)	107	—	107
	$475	$(312)	$163

December 31, 2022
Customer base (1)	$369	$(293)	$76
Indefinite-lived trade names (2)	107	—	107
	$476	$(293)	$183

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2023 and 2022.
(2)	Net of accumulated impairment losses of $229 million as of December 31, 2023 and 2022.

Impairment of Goodwill and Other Intangible Assets

In connection with our annual impairment tests as of October 1, 2023, 2022 and 2021, we performed a qualitative assessment of the carrying value of the remaining goodwill for our U.S. reporting unit and our U.S indefinite-lived tradename assets. This assessment took into consideration changes in the broader economy, our industry and our business since the interim quantitative impairment test as of April 30, 2020. Based on our assessment, we concluded there was no additional impairment of our goodwill or our U.S. indefinite-lived trade names.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2024, to 2028 is currently estimated as follows (in millions):

2024	19
2025	18
2026	18
2027	1
2028	—

NOTE 7 – LEASES

We lease certain distribution centers, warehouses, office space, land and equipment. Substantially all of these leases are classified as operating leases. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities unless they are reasonably certain of exercise. In the case of our regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments are expensed based on current rates. Leases with specified escalation steps are expensed based on the total lease obligation ratably over the life of the lease. Leasehold improvements are depreciated over the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments using a portfolio approach. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Expense associated with our operating leases was $42 million and $40 million for the years ended December 31, 2023 and 2022, respectively, which is classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $41 million for both the years ended December 31, 2023 and 2022.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
2024	$47
2025	40
2026	34
2027	29
2028	25
After 2028	141
Total lease payments	316
Less: Interest	(96)
Present value of lease liabilities	$220

The term and discount rate associated with leases are as follows:

December 31,
Operating Lease Term and Discount Rate	2023
Weighted-average remaining lease term (years)	11
Weighted-average discount rate	6.5%

Amounts maturing after 2028 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding optional renewals, our weighted-average remaining lease term is 6 years.

NOTE 8—DEBT

The components of our debt are as follows (in millions):

	December 31,
	2023	2022
Senior Secured Term Loan B, net of discount and issuance costs of $1	$292	$295
Global ABL Facility	9	45
	301	340
Less: current portion	292	3
	$9	$337

Senior Secured Term Loan B: We have a Senior Secured Term Loan B with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures.

Interest rate. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread. "Term SOFR" is the forward looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each 1-month, 3-month, and 6-month maturities.

Facility Size Increases. The Term Loan allows for incremental increases in facility size up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00.

Security. MRC Global (US) Inc. is the borrower under this facility, which MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries guarantees. The Term Loan is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first-tier, non-U.S. subsidiaries.

Prepayments. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal to 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million.

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

Excess Availability. At December 31, 2023, availability under our revolving credit facilities was $610 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2023 and 2022, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2023	2022
Senior Secured Term Loan B	9.08%	6.05%
Global ABL Facility	5.82%	5.20%
Weighted average interest rate	8.98%	5.94%

Maturities of Debt: At December 31, 2023, annual contractual maturities of debt during the next five years are as follows (in millions):

2024	292
2025	—
2026	9
2027	—
2028	—
Thereafter	—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. On March 31, 2023, the interest rate swap agreement expired and was not extended with any new agreements or amendments. An immaterial net gain recorded as a component of other comprehensive loss was reclassified to interest expense as of December 31, 2023. The fair value of the interest rate swap was an asset of $1 million as of  December 31, 2022.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. There were no outstanding forward foreign exchange contracts as of December 31, 2023. The fair value of foreign exchange derivative instruments recorded in our consolidated balance sheet at  December 31, 2022 was not material. The total notional amount of outstanding forward foreign exchange contracts was approximately $3 million at  December 31, 2022.

For the years ended December 31, 2023, 2022 and 2021, the gain or loss recognized in our consolidated statements of operations related to our derivative instruments was not material.

NOTE 10—INCOME TAXES

The components of our income (loss) before income taxes were (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$145	$106	$(14)
Foreign	8	4	—
	$153	$110	$(14)

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$34	$30	$10
State	7	6	2
Foreign	5	6	3
	46	42	15

Deferred:
Federal	(3)	(6)	(14)
State	—	(1)	(2)
Foreign	(4)	—	1
	(7)	(7)	(15)
Income tax expense	$39	$35	$—

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2023	2022	2021
Federal tax expense (benefit) at statutory rates	$32	$23	$(3)
State taxes	6	4	(1)
Nondeductible expenses and other	3	4	1
Foreign operations taxed at different rates	4	3	—
Change in valuation allowance	(6)	1	3
Income tax expense	$39	$35	$—
Effective tax rate	25%	32%	0%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$12	$12
Net operating loss and tax credit carryforwards	57	60
Other	3	3
Subtotal	72	75
Valuation allowance	(57)	(63)
Total	15	12

Deferred tax liabilities:
Inventory valuation	(12)	(11)
Property, plant and equipment	(4)	(6)
Intangible assets	(39)	(43)
Total	(55)	(60)
Net deferred tax liability	$(40)	$(48)

We record a valuation allowance when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. When we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In the United States, we had approximately $13 million of state net operating loss (“NOL”) carryforwards as of December 31, 2023, which will expire in future years through 2032, and $1 million of foreign tax credit (“FTC”) carryforwards, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $190 million of NOL carryforwards, of which $161 million have no expiration, and $29 million will expire in future years through 2043. We believe that it is more likely than not that the benefit from U.S. state NOL and FTC carryforwards and a significant portion of the non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded a valuation allowance on the deferred tax assets related to the $13 million United States NOL carryforward, $176 million non-U.S. jurisdictions NOL carryforward and $1 million FTC carryforwards.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2019 and the statute of limitations at our international locations is generally six years or seven years.

At both  December 31, 2023 and 2022, our unrecognized tax benefits totaled $1 million.

NOTE 11—REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has a stated value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum. In June 2018, the holder of the Preferred Stock designated one member to our board of directors. If we fail to declare and pay the quarterly dividend for an amount equal to six or more dividend periods, the holders of the Preferred Stock would be entitled to designate an additional member to our board of directors. Holders of Preferred Stock are entitled to vote together with the holders of the common stock as a single class, in each case, on an as-converted basis, except where law requires a separate class vote of the common stockholders. Holders of Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

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

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of December 31, 2023 and 2022, the 363,000 shares of preferred stock described in Note 11 were issued and outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2023	2022
Currency translation adjustments	$(227)	$(230)
Hedge accounting adjustments	—	1
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(228)	$(230)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$90	$51	$(38)

Average basic shares outstanding	84.2	83.5	82.5
Effect of dilutive securities	1.3	1.4	—
Average diluted shares outstanding	85.5	84.9	82.5

Net income (loss) per share:
Basic	$1.07	$0.61	$(0.46)
Diluted	$1.05	$0.60	$(0.46)

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2023, 2022 and 2021 all of the shares of Preferred Stock were anti-dilutive. We had approximately 1.2 million, 1.2 million and 2.3 million anti-dilutive stock options, restricted stock units, and performance units for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our Omnibus Incentive Plan originally had 3,250,000 shares available for issuance pursuant to the plan. In each of April 2015, April 2019 and May 2022, our shareholders approved an additional 4,250,000, 2,500,000 and 3,000,000 shares, respectively, for issuance under the plan. Shares that do not vest and are forfeited and shares that are surrendered for the payment of withholding taxes are returned to the pool of shares available for issuance pursuant to the plan. Certain shares that are not likely to be issued may also be available. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period (but no less than one year) on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2023, 135,019 shares of restricted stock, 335,959 performance share units and 751,466 restricted units were granted to executive management, members of our Board of Directors and employees under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Stock Options

The following table summarizes outstanding stock options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2022	861,168	$29.33	0.5	$—
Forfeited or expired	(571,482)	29.34
Balance at December 31, 2023	289,686	$29.30	0.1	$—

At December 31, 2023
Options outstanding, vested and exercisable	289,686	$29.30	0.1	$—
Options outstanding, vested and expected to vest	289,686	$29.30	0.1	$—

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2022	97,030	$12.21
Granted	135,019	9.03
Vested	(97,030)	12.21
Nonvested at December 31, 2023	135,019	$9.03

	Year Ended December 31,
	2023	2022	2021
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$9.03	$12.21	$10.68
Total fair value of restricted stock vested	873,856	1,409,251	1,979,267

Restricted Stock Unit Awards

The following table summarizes award activity for restricted unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2022	1,883,810	$8.59
Granted	751,466	13.07
Vested	(881,204)	8.93
Forfeited	(60,242)	10.31
Nonvested at December 31, 2023	1,693,830	$10.33

	Year Ended December 31,
	2023	2022	2021
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$13.07	$7.66	$9.30
Total fair value of restricted stock units vested	11,307,908	5,950,613	9,294,617

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over performance periods in a three-year period relating to MRC Global’s total shareholder return compared to companies within the Philadelphia Oil Service Index plus NOW Inc. (and for 2023 and 2022 grants, the Russell 2000 index) and, for 2021 grants, a specified return on average net capital employed (“RANCE”) goal established on the date in which the award was granted. The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2022	980,266	$10.64
Granted	335,959	16.86
Forfeited	(166,939)	—
Nonvested at December 31, 2023	1,149,286	$12.34

	Year Ended December 31,
	2023	2022	2021
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$16.86	$8.96	$11.86
Total fair value of performance share units vested	—	—	957,770

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2023	2022	2021
Equity-based compensation expense:
Restricted stock awards	1	2	1
Restricted stock unit awards	8	7	10
Performance share unit awards	5	4	1
Total equity-based compensation expense	$14	$13	$12
Income tax benefits related to equity-based compensation	$2	$2	$2

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2023
Unrecognized equity-based compensation expense:
Restricted stock awards	0.3	$—
Restricted stock unit awards	0.7	9
Performance share unit awards	1.1	4
Total unrecognized equity-based compensation expense		$13

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate including the U.S. and Canada. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 0.25% to 24.25% of eligible compensation. In June 2020, the Company indefinitely suspended matching contributions for employees in the U.S. and Canada. Beginning in October 2021, the Company partially reinstated contribution matching in the U.S. and Canada. In October 2022, the Company fully reinstated contribution matching in the U.S. and Canada. Expense under defined contribution plans were $9 million, $6 million and $3 million for the years ended December 31, 2023, 2022 and 2021.

NOTE 14—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the Gas Utilities (storage and distribution of natural gas), DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects), and PTI: production and transmission infrastructure (exploration, production and extraction, gathering, processing and transmission of oil and gas).

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Sales
U.S.	$2,845	$2,823	$2,178
Canada	146	166	132
International	421	374	356
Consolidated sales	$3,412	$3,363	$2,666

Depreciation and amortization
U.S.	$17	$15	$15
Canada	—	—	—
International	2	3	4
Total depreciation and amortization expense	$19	$18	$19

Amortization of intangibles
U.S.	$19	$19	$22
Canada	—	—	—
International	2	2	2
Total amortization of intangibles expense	$21	$21	$24

Operating income (loss)
U.S.	$174	$127	$(3)
Canada	(8)	(1)	—
International	21	14	10
Total operating income	187	140	7

Interest expense	(32)	(24)	(23)
Other (expense) income	(2)	(6)	2
Income (loss) before income taxes	$153	$110	$(14)

Total assets by segment are as follows (in millions):

	December 31,
	2023	2022
Total assets
United States	$1,499	$1,518
Canada	87	101
International	300	276
Total assets	$1,886	$1,895

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2023	2022
Property, plant and equipment
United States	89%	92%
Canada	2%	1%
International	9%	7%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
Line pipe	$566	17%	$589	18%	$381	14%
Carbon steel fittings and flanges	451	13%	441	13%	358	13%
Total carbon steel pipe, fittings and flanges	1,017	30%	1,030	31%	739	27%
Valves, automation, measurement and instrumentation	1,192	35%	1,111	33%	947	36%
Gas products	782	23%	778	23%	629	24%
Stainless steel alloy pipe and fittings	137	4%	180	5%	131	5%
General products	284	8%	264	8%	220	8%
	$3,412		$3,363		$2,666

NOTE 15—FAIR VALUE MEASUREMENTS

With the exception of debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $301 million and $340 million at December 31, 2023 and 2022, respectively.

The fair value of our debt was $302 million and $337 million at December 31, 2023 and 2022, respectively. We estimated the fair value of amounts outstanding under the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2023 and 2022, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2023, we are a named defendant in approximately 523 lawsuits involving approximately 1,088 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2023 approximated $17 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2023 was approximately $9 million.

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