Form 10-Q
period 2024-03-31
MRC GLOBAL INC.
filed 2024-05-09
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

There were 85,076,144 shares of the registrant’s common stock (excluding 147,433 unvested restricted shares), par value $0.01 per share, issued and outstanding as of May 2, 2024.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$146	$131
Accounts receivable, net	478	430
Inventories, net	546	560
Other current assets	34	34
Total current assets	1,204	1,155

Long-term assets:
Operating lease assets	196	205
Property, plant and equipment, net	78	78
Other assets	20	21

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	158	163
	$1,920	$1,886

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$402	$355
Accrued expenses and other current liabilities	95	102
Operating lease liabilities	25	34
Current portion of debt obligations	292	292
Total current liabilities	814	783

Long-term liabilities:
Long-term debt	3	9
Operating lease liabilities	186	186
Deferred income taxes	47	45
Other liabilities	20	20

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 109,287,979 and 108,531,564 issued, respectively	1	1
Additional paid-in capital	1,767	1,768
Retained deficit	(665)	(678)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(233)	(228)
	495	488
	$1,920	$1,886

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Sales	$806	$885
Cost of sales	643	706
Gross profit	163	179
Selling, general and administrative expenses	125	122
Operating income	38	57
Other expense:
Interest expense	(8)	(7)
Other, net	(3)	(3)

Income before income taxes	27	47
Income tax expense	8	13
Net income	19	34
Series A preferred stock dividends	6	6
Net income attributable to common stockholders	$13	$28

Basic earnings per common share	$0.15	$0.33
Diluted earnings per common share	$0.15	$0.33
Weighted-average common shares, basic	84.7	84.0
Weighted-average common shares, diluted	86.1	85.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Net income	$19	$34

Other comprehensive loss
Foreign currency translation adjustments	(5)	(1)
Total other comprehensive loss, net of tax	(5)	(1)
Comprehensive income	$14	$33

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	-	-	-	19	-	-		19
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Shares withheld for taxes	-	-	(5)		-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Operating activities
Net income	$19	$34
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Equity-based compensation expense	4	3
Deferred income tax expense	2	5
Other non-cash items	3	4
Changes in operating assets and liabilities:
Accounts receivable	(51)	(28)
Inventories	8	(96)
Other current assets	1	(1)
Accounts payable	49	54
Accrued expenses and other current liabilities	(7)	(15)
Net cash provided by (used in) operations	38	(30)

Investing activities
Purchases of property, plant and equipment	(6)	(3)
Other investing activities	1	-
Net cash used in investing activities	(5)	(3)

Financing activities
Payments on revolving credit facilities	(14)	(211)
Proceeds from revolving credit facilities	9	262
Payments on debt obligations	(1)	(1)
Dividends paid on preferred stock	(6)	(6)
Repurchases of shares to satisfy tax withholdings	(5)	(4)
Net cash (used in) provided by financing activities	(17)	40

Increase in cash	16	7
Effect of foreign exchange rate on cash	(1)	-
Cash -- beginning of period	131	32
Cash -- end of period	$146	$39

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$7
Cash paid for income taxes	$13	$13

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2024. We have derived our condensed consolidated balance sheet as of December 31, 2023, from the audited consolidated financial statements for the year ended December 31, 2023. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

The condensed consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the "Company" or by terms such as "we", "our" or "us"). All intercompany balances and transactions have been eliminated in consolidation.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of March 31, 2024, and December 31, 2023, was $10 million and $9 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2024 and December 31, 2023 was $12 million and $7 million, respectively. During the three months ended March 31, 2024, we recognized $3 million of the revenue that was deferred as of December 31, 2023. During the three months ended March 31, 2023, we recognized $2 million of the revenue that was deferred as of December 31, 2022. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to energy and industrial end users across each of the Gas Utilities, DIET, and PTI sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our revenue from contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	Canada	International	Total
2024:
Gas Utilities	$265	$1	$—	$266
DIET	202	9	65	276
PTI	200	19	45	264
	$667	$29	$110	$806
2023:
Gas Utilities	$306	$1	$—	$307
DIET	210	5	63	278
PTI	224	36	40	300
	$740	$42	$103	$885

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2024	2023
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$258	$274
Carbon steel pipe, fittings and flanges	182	193
Gas products	273	266
All other products	131	126
	844	859
Less: Excess of average cost over LIFO cost (LIFO reserve)	(283)	(282)
Less: Other inventory reserves	(15)	(17)
	$546	$560

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

Expense associated with our operating leases was $11 million for the three months ended March 31, 2024, and $10 million for the three months ended March 31, 2023, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $11 million for the three months ended March 31, 2024, and $10 million for the three months ended March 31, 2023.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2024	$35
2025	41
2026	35
2027	30
2028	26
After 2028	136
Total lease payments	303
Less: Interest	(92)
Present value of lease liabilities	$211

The term and discount rate associated with leases are as follows:

March 31,
Operating Lease Term and Discount Rate	2024
Weighted-average remaining lease term (years)	11
Weighted-average discount rate	6.6%

Amounts maturing after 2028 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term is 6 years.

NOTE 5 – DEBT

The components of our debt are as follows (in millions):

	March 31,	December 31,
	2024	2023
Senior Secured Term Loan B, net of discount and issuance costs of $1	$292	$292
Global ABL Facility	3	9
	295	301
Less: current portion	292	292
	$3	$9

Senior Secured Term Loan B: The Company has a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility matures. In accordance with ASC 470, the Term Loan is classified as a current liability as of  March 31, 2024, as the Company anticipates repaying its Term Loan on or before its maturity in September 2024 using a combination of excess cash and the Global ABL Facility. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread. "Term SOFR" is the forward-looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each of 1-month, 3-month, and 6-month maturities. The Term Loan allows for incremental increases in facility size by up to an aggregate of $200 million, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 4.00 to 1.00. MRC Global (US) Inc. is the borrower under this facility, which MRC Global Inc. as well as all of its wholly owned U.S. subsidiaries guarantees. In addition, the Term Loan is secured by a second lien on the assets securing our Global ABL Facility, defined below (which includes accounts receivable and inventory) and a first lien on substantially all of the other assets of MRC Global Inc. and those of its U.S. subsidiaries as well as a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of first tier, non-U.S. subsidiaries. In addition, the Term Loan contains a number of customary restrictive covenants. The Company is required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, the Company is required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if the first lien leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal 2.50 to 1.00. The amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million.

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the amended facility bear interest at Term SOFR (as defined in the Global ABL Facility, which varies from the Term SOFR rate used to calculate LIBOR under the Term Loan) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was $645 million as of  March 31, 2024.

Interest on Borrowings: The interest rates on our outstanding borrowings at  March 31, 2024 and December 31, 2023, include a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	March 31,	December 31,
	2024	2023
Senior Secured Term Loan B	8.60%	9.08%
Global ABL Facility	6.11%	5.82%
Weighted average interest rate	8.57%	8.98%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2024, 457,138 performance share unit awards, 12,414 restricted stock awards, 959,287 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2024	2023
Currency translation adjustments	$(232)	$(227)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(233)	$(228)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net income	$19	$34
Less: Dividends on Series A Preferred Stock	6	6
Net income attributable to common stockholders	$13	$28

Weighted average basic shares outstanding	84.7	84.0
Effect of dilutive securities	1.4	1.4
Weighted average diluted shares outstanding	86.1	85.4

Net income per share:
Basic	$0.15	$0.33
Diluted	$0.15	$0.33

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2024, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2023, all of the shares of the Preferred Stock were anti-dilutive. For the three months ended March 31, 2024, we had approximately 0.9 million dilutive stock options, restricted stock units, and performance units. For the three months ended March 31, 2023, we had approximately 1.3 million dilutive stock options, restricted stock units, and performance units.

NOTE 8 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the Gas Utilities, DIET, and PTI sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2024	2023
Sales
U.S.	$667	$740
Canada	29	42
International	110	103
Consolidated sales	$806	$885

Operating income (loss)
U.S.	$34	$53
Canada	(2)	(2)
International	6	6
Total operating income	38	57

Interest expense	(8)	(7)
Other, net	(3)	(3)
Income before income taxes	$27	$47

	March 31,	December 31,
	2024	2023
Total assets
U.S.	$1,550	$1,499
Canada	87	87
International	283	300
Total assets	$1,920	$1,886

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2024	2023
Line Pipe	$117	$141
Carbon Fittings and Flanges	100	117
Total Carbon Pipe, Fittings and Flanges	217	258
Valves, Automation, Measurement and Instrumentation	291	315
Gas Products	187	207
Stainless Steel and Alloy Pipe and Fittings	41	32
General Products	70	73
	$806	$885

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

Foreign Exchange Forward Contracts:

Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of March 31, 2024 and  December 31, 2023.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $295 million and $301 million at March 31, 2024 and December 31, 2023, respectively. We estimate the fair value of the Term Loan using Level 2 inputs or quoted market prices. The fair value of our debt was $295 million and $302 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2024, we are named a defendant in approximately 503 lawsuits involving approximately 1,068 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

Unclaimed Property Audit. The Company is subject to state laws relating to abandoned and unclaimed property. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit. The timing and outcome of the multi-state unclaimed property audit cannot be predicted. We have reserved all of our rights, claims, and defenses. Given the nature of these matters, we are unable to reasonably estimate the total possible loss or ranges of loss, if any. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which those laws are interpreted or applied, states may determine that they are entitled to the Company's remittance of unclaimed or abandoned property and further may seek to impose other costs on the Company, including penalties and interest. We intend to vigorously contest the above matter; however, an adverse decision in this matter could have an adverse impact on us, our financial condition, results of operations and cash flows.

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

In Re: July 27 Chemical Release Litigation. In 2019, the Company's customer, Lyondell Chemical, a subsidiary of LyondellBassell Industries Holdings B.V. (collectively with its subsidiaries, "Lyondell"), entered into an order with the Company's subsidiary, MRC Global (US) Inc., for MRC Global (US) to facilitate a refurbishment of a Lyondell-owned valve by the valve manufacturer, Xomax Corporation, a subsidiary of Crane Co. (collectively with its subsidiaries, "Crane"), and thereafter for MRC Global (US) to affix a new bracket and actuator to the refurbished Crane Valve. When Crane completed the refurbishment, it shipped the valve to MRC Global (US), which, in turn, procured a bracket from a third-party fabricator and installed the bracket and an actuator on the valve and redelivered the valve back to Lyondell. Almost two years later, in 2021, Lyondell contracted with Turn2 Specialty Companies, LLC ("Turn2") to remove the actuator as part of a maintenance and repair job that was being performed on a Lyondell pipe. While performing the actuator removal job, representatives of Turn2 removed more than the necessary bolts required to remove the actuator, which caused a release from a "live", pressurized line of chemicals. Two fatalities occurred from the release along with injuries to others at or near the site. 57 plaintiffs, including the estates of the two fatalities, sued Lyondell, Turn2 and others in Texas State Court pursuant to multiple lawsuits. These cases were consolidated into a multi-district litigation assigned to the 190th Judicial Court of Harris County, Texas. Lyondell and Turn2 have either settled with the plaintiffs or were dismissed based on payments that they made to plaintiffs for workers' compensation, thus, availing themselves of the workers' compensation bar.

On July 24, 2023, just days prior to the expiration of the statute of limitations, the plaintiffs added MRC Global (US), Crane and others to their lawsuits. Plaintiffs claim that MRC Global (US) failed to warn Turn2 of the dangers of removing the wrong bolts and failed to properly instruct Lyondell and Turn2 on how to remove the actuator. The plaintiffs also allege that MRC Global (US) is responsible as an assembler or seller of the final valve package distributed to Lyondell. MRC Global (US) disagrees that it has any liability and expects to vigorously defend these claims. Plaintiffs have asserted various claims for damages, including for bodily injury, past and future medical expenses, lost wages, mental anguish, pain and suffering and punitive damages. Plaintiffs' have indicated that they will be seeking damages from all defendants that would be in excess of the Company's insurance for these suits. Thus, adverse outcomes in these suits could have a material effect on us, our financial condition, results of operations and cash flows. The first of these suits involving nine plaintiffs (the "bellwether" trial) is set for September 9, 2024, a trial for eight plaintiffs is set for January 25, 2025, and the trial for the alleged wrongful death of the two deceased Turn2 representatives is set for May 25, 2025. Any additional trials may follow after the resolution of these initial cases. At this time, we are unable to predict the outcome of these proceedings.

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

We offer over 300,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 8,500 suppliers. With over 100 years of experience, our over 2,800 employees serve approximately 10,000 customers through 214 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often store and deploy pipe near customer locations.

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other supplies to gas utility, energy, and industrial customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for PVF spending is influenced by numerous factors, including the following:

●	Gas Utility and Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for the Gas Utilities sector. Activity with customers in this sector is driven by upgrades and replacement of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time than our traditional oilfield-dependent businesses and moves independently of commodity prices.

●	Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels, offshore wind and hydrogen processing.

●	Economic Conditions. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary, thereby causing demand for the products we distribute to materially change.

●	Manufacturer and Distributor Inventory Levels of PVF and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and often result in increased revenue, higher PVF pricing and improved profitability.

●	Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply, impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times. These constraints can also present an opportunity, as our supply chain expertise allows us to meet customer expectations when the competition may not.

Recent Trends and Outlook

During the three months ended March 31, 2024, revenue increased 5% sequentially from the three months ended December 31, 2023, and decreased 9% from the three months ended March 31, 2023. We continue to support our customers in the Gas Utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. For the quarter ended March 31, 2024, 67% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities
Our Gas Utility business makes up 33% of our total company revenue for the first three months of 2024, with a 13% decrease in revenue compared to the three months ended March 31, 2023. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs are causing customers to delay project activity. Although we have experienced lower sales activity in this sector compared to prior year and believe this trend will continue into at least the second half of 2024, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2022, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream, Industrial and Energy Transition (DIET)
DIET generated 34% of our total company revenue and declined 1% from the first three months of 2023. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The energy transition portion of our business has grown rapidly in recent years, particularly for biofuels refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policies such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen processing. These types of projects require similar products that we currently provide today to these customers. Low-emission valves, which represent 96% of our valve sales, restrict the release of methane and other greenhouse gases into the environment. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Production and Transmission Infrastructure (PTI)
The PTI sector of our business is the most cyclical, and in the first three months of 2024 this sector represented 33% of our company revenues with a 12% decrease from the three months ended March 31, 2023. During the first three months of 2024, Brent crude oil price averaged approximately $83 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $78 per barrel. Although, oil prices have recently declined from earlier highs in 2022, recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and have experienced recent volatility and declines, which if this remains substantially low, could negatively impact our business.

Recent industry reports have signaled potential risk in oil prices and projected customer spending levels in 2024. However, larger public exploration and production companies are expected to drive a higher percentage of the activity in 2024, which bodes well for us as our revenue for these sectors is driven predominantly from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of smaller peers could benefit us in the coming years due to our current relationships with the acquiring companies.

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

Israel-Hamas War

On October 7, 2023, Hamas-led Palestinian militant groups launched a surprise attack on Israel. Although the Middle East holds much of the global petroleum resources, Gaza produces no oil and Israel only produces an insignificant amount, so there is no expected impact to regional production or exports from the Gulf. Despite the war, energy markets have not seen a significant impact. Robust oil production in the U.S. has also reassured markets that the economic and market implications of this war are currently mild, but if we see escalation within the region, it could have a meaningful impact to our business.

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

There has been little impact to our supply chain directly from the conflict in Ukraine. However, recent geopolitical conflicts or potential conflicts in Southeast Asia and the Middle East could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly valves, regulators, and other various other components.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2024	2023	2023
U.S.	$412	$418	$537
Canada	39	31	37
International	253	245	184
	$704	$694	$758

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Average Rig Count (1):
United States	623	760
Canada	208	221
Total North America	831	981
International	965	915
Total	1,796	1,896

Average Commodity Prices (2):
WTI crude oil (per barrel)	$77.50	$75.93
Brent crude oil (per barrel)	$82.92	$81.07
Henry Hub natural gas ($/MMBtu)	$2.15	$2.64

Average Monthly U.S. Well Permits (3)	2,820	3,362
U.S. Wells Completed (2)	2,597	3,004
3:2:1 Crack Spread (4)	$23.79	$35.52

_____________________

(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)

(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)

(3) Source-Evercore ISI Research

(4) Source-Bloomberg

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The breakdown of our sales by sector for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended
	March 31, 2024		March 31, 2023
Gas Utilities	$266	33%	$307	35%
DIET	276	34%	278	31%
PTI	264	33%	300	34%
	$806	100%	$885	100%

For the three months ended March 31, 2024 and 2023, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2024	2023	$ Change	% Change
Sales:
U.S.	$667	$740	$(73)	(10)%
Canada	29	42	(13)	(31)%
International	110	103	7	7%
Consolidated	$806	$885	$(79)	(9)%

Operating income (loss):
U.S.	$34	$53	$(19)	(36)%
Canada	(2)	(2)	-	0%
International	6	6	-	0%
Consolidated	38	57	(19)	(33)%

Interest expense	(8)	(7)	(1)	14%
Other, net	(3)	(3)	-	0%
Income tax expense	(8)	(13)	5	(38)%
Net income	19	34	(15)	(44)%
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$13	$28	$(15)	(54)%

Gross profit	$163	$179	$(16)	(9)%
Adjusted Gross Profit (1)	$174	$188	$(14)	(7)%
Adjusted EBITDA (1)	$57	$69	$(12)	(17)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $806 million for the three months ended March 31, 2024, as compared to $885 million for the three months ended March 31, 2023, a decrease of $79 million, or 9%.

U.S. Segment—Our U.S. sales decreased to $667 million for the three months ended March 31, 2024, from $740 million for the three months ended March 31, 2023. This $73 million, or 10%, decrease reflected a decline in the Gas Utilities sector of $41 million driven by non-recurring projects and capital expenditures returning to more normalized levels as customers reduce their own product inventory levels. PTI sales decreased $24 million due to decreased customer facility infrastructure activity. DIET sales decreased $8 million due to non-recurring project activity.

Canada Segment—Our Canada sales decreased to $29 million for the three months ended March 31, 2024, from $42 million for the three months ended March 31, 2023 primarily as a result of a decrease of $17 million in the PTI sector due to reduced customer activity, partially offset by an increase in the DIET sector.

International Segment—Our International sales increased to $110 million for the three months ended March 31, 2024, from $103 million for the same period in 2023. Sales increased $7 million and was primarily driven by the PTI sector followed by the DIET sector.

Gross Profit.  Our gross profit was $163 million (20.2% of sales) for the three months ended March 31, 2024, as compared to $179 million (20.2% of sales) for the three months ended March 31, 2023, a decrease of $16 million due to the decrease in sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $1 million for the first quarter of 2024 compared to a $1 million decrease in cost of sales in the three months ended March 31, 2023.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $174 million (21.6% of sales) for the three months ended March 31, 2024, from $188 million (21.2% of sales) for the three months ended March 31, 2023, a decrease of $14 million due to the decrease in sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2024	of Revenue*	2023	of Revenue*
Gross profit, as reported	$163	20.2%	$179	20.2%
Depreciation and amortization	5	0.6%	5	0.6%
Amortization of intangibles	5	0.6%	5	0.6%
Increase (decrease) in LIFO reserve	1	0.1%	(1)	(0.1)%
Adjusted Gross Profit	$174	21.6%	$188	21.2%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $125 million (15.5% of sales) for the three months ended March 31, 2024, as compared to $122 million (13.8% of sales) for the three months ended March 31, 2023. The $3 million increase in SG&A was driven by legal and consulting costs associated with shareholder activism.

Operating Income.  Operating income was $38 million for the three months ended March 31, 2024, as compared to operating income of $57 million for the three months ended March 31, 2023, a decrease of $19 million.

U.S. Segment—Operating income for our U.S. segment was $34 million for the three months ended March 31, 2024, compared to operating income of $53 million for the three months ended March 31, 2023, a $19 million decrease. The $19 million decrease was primarily attributable to decreased sales.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended March 31, 2024, as compared to an operating loss of $2 million for the three months ended March 31, 2023.

International Segment—Operating income for our International segment was $6 million for the three months ended March 31, 2024, as compared to operating income of $6 million for the three months ended March 31, 2023.

Interest Expense.  Our interest expense was $8 million and $7 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1 million was primarily due to higher benchmark interest rates.

Other, net.  Other, net was $3 million expense for the three months ended March 31, 2024 compared to $3 million expense for the three months ended March 31, 2023 consisting primarily of foreign exchange losses.

Income Tax Expense.  Our income tax expense was $8 million for the three months ended March 31, 2024, as compared to $13 million expense for the three months ended March 31, 2023, primarily due to decreased profitability. Our effective tax rates were 30% and 28% for the three months ended March 31, 2024 and 2023, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the three months ended March 31, 2024.

Net Income.  Our net income was $19 million for the three months ended March 31, 2024, as compared to net income of $34 million for the three months ended March 31, 2023.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $57 million (7.1% of sales) for the three months ended March 31, 2024, as compared to $69 million (7.8% of sales) for the three months ended March 31, 2023.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net income	$19	$34
Income tax expense	8	13
Interest expense	8	7
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Increase (decrease) in LIFO reserve	1	(1)
Equity-based compensation expense	4	3
Activism response legal and consulting costs	3	-
Write off of debt issuance costs	1	-
Asset disposal	1	-
Foreign currency losses	2	3
Adjusted EBITDA	$57	$69

Liquidity and Capital Resources

Our primary credit facilities consist of a Term Loan maturing in September 2024 with an original principal amount of $400 million and a $750 million Global ABL Facility.

As of March 31, 2024, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $292 million. On an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan agreement, reducing to 25% if our senior secured leverage ratio is no more than 2.75 to 1.00. No payment of excess cash flow is required if our senior secured leverage ratio is less than or equal to 2.50 to 1.00. Under the terms of the Term Loan, the amount of cash used in the determination of the senior secured leverage ratio is limited to $75 million. Based on our senior secured leverage ratio at the end of 2023, we are not required to make an excess cash flow payment for 2023 in 2024. The Term Loan has an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning July 1, 2023, the LIBOR interest rate is now calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. On December 6, 2022, the Company amended the Global ABL Facility to replace LIBOR with a new prevailing benchmark interest rate known as Term SOFR for all U.S. dollar borrowings. U.S. borrowings now bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2024, we had $3 million borrowings outstanding and $645 million of Excess Availability, as defined under our Global ABL Facility.

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

Due to our strengthening balance sheet and cash position, we intend to repay our Term Loan in its entirety during the second quarter using a combination of our asset-based lending facility and cash, before its maturity in September 2024.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At March 31, 2024, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $791 million. As of March 31, 2024 and December 31, 2023, we had cash of $146 million and $131 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In the first quarter of 2023, our Moody's Investor Services corporate family rating was B2 with a stable outlook. On September 21, 2023, Standard & Poor's (S&P) Global Ratings downgraded our issuer credit rating from B to B-, with a developing outlook. On April 22, 2024, our Moody's Investor Services corporate family rating of B2 was affirmed and our outlook was changed from stable to positive. Our existing obligations restrict our ability to incur additional debt. We were in compliance with the covenants contained in our various credit facilities as of and during the three months ended March 31, 2024, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$38	$(30)
Investing activities	(5)	(3)
Financing activities	(17)	40
Net increase in cash and cash equivalents	$16	$7

Operating Activities

Net cash provided by operating activities was $38 million during the three months ended March 31, 2024, compared to $30 million used during the three months ended March 31, 2023. The change in operating cash flows was primarily the result of a more efficient use of our working capital as we improved collections on our receivables, reduced inventory purchasing and managed our payables.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $6 million, primarily related to the replacement of our North American enterprise resource planning system, and $3 million for the three months ended March 31, 2024 and 2023, respectively.

Financing Activities

Net cash used in financing activities was $17 million for the three months ended March 31, 2024, compared to $40 million provided by financing activities for the three months ended March 31, 2023, primarily due to net payments on revolving credit facilities of $5 million in the first three months of 2024 compared to $51 million net proceeds from revolving credit facilities in the first three months of 2023. We used $6 million to pay dividends on preferred stock for the three months ended March 31, 2024 and 2023.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2024, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under “Risk Factors”.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer