Form 10-Q
period 2024-06-30
MRC GLOBAL INC.
filed 2024-08-07
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

There were 85,236,533 shares of the registrant’s common stock (excluding 123,064 unvested restricted shares), par value $0.01 per share, issued and outstanding as of

July 31, 2024
.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$49	$131
Accounts receivable, net	481	430
Inventories, net	509	560
Other current assets	38	34
Total current assets	1,077	1,155

Long-term assets:
Operating lease assets	195	205
Property, plant and equipment, net	80	78
Other assets	18	21

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	153	163
	$1,787	$1,886

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$378	$355
Accrued expenses and other current liabilities	105	102
Operating lease liabilities	34	34
Current portion of debt obligations	—	292
Total current liabilities	517	783

Long-term liabilities:
Long-term debt	152	9
Operating lease liabilities	175	186
Deferred income taxes	45	45
Other liabilities	20	20

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 109,450,090 and 108,531,564 issued, respectively	1	1
Additional paid-in capital	1,770	1,768
Retained deficit	(641)	(678)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(232)	(228)
	523	488
	$1,787	$1,886

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Sales	$832	$871	$1,638	$1,756
Cost of sales	659	696	1,302	1,402
Gross profit	173	175	336	354
Selling, general and administrative expenses	126	130	251	252
Operating income	47	45	85	102
Other expense:
Interest expense	(7)	(10)	(15)	(17)
Other, net	2	(1)	(1)	(4)
Income before income taxes	42	34	69	81
Income tax expense	12	10	20	23
Net income	30	24	49	58
Series A preferred stock dividends	6	6	12	12
Net income attributable to common stockholders	$24	$18	$37	$46

Basic earnings per common share	$0.28	$0.21	$0.44	$0.55
Diluted earnings per common share	$0.28	$0.21	$0.43	$0.54
Weighted-average common shares, basic	85.2	84.3	84.9	84.1
Weighted-average common shares, diluted	86.4	85.3	86.2	85.4

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net income	$30	$24	$49	$58

Other comprehensive income (loss)
Foreign currency translation adjustments	1	1	(4)	—
Total other comprehensive income (loss), net of tax	1	1	(4)	—
Comprehensive income	$31	$25	$45	$58

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	-	-	-	19	-	-		19
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Shares withheld for taxes	-	-	(5)		-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495
Net income	-	-	-	30	-	-	-	30
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2024	109	$1	$1,770	$(641)	(24)	$(375)	$(232)	$523

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2023	108	$1	$1,761	$(722)	(24)	$(375)	$(230)	$435

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2024	2023

Operating activities
Net income	$49	$58
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	10	10
Amortization of intangibles	10	10
Equity-based compensation expense	7	7
Deferred income tax (benefit) expense	1	2
Other non-cash items	7	14
Changes in operating assets and liabilities:
Accounts receivable	(53)	(19)
Inventories	43	(101)
Other current assets	(3)	(9)
Accounts payable	26	36
Accrued expenses and other current liabilities	4	(18)
Net cash provided by (used in) operations	101	(10)

Investing activities
Purchases of property, plant and equipment	(14)	(5)
Other investing activities	1	-
Net cash used in investing activities	(13)	(5)

Financing activities
Payments on revolving credit facilities	(115)	(497)
Proceeds from revolving credit facilities	258	530
Payments on debt obligations	(295)	(2)
Dividends paid on preferred stock	(12)	(12)
Repurchases of shares to satisfy tax withholdings	(5)	(4)
Net cash (used in) provided by financing activities	(169)	15

Decrease in cash	(81)	-
Effect of foreign exchange rate on cash	(1)	(1)
Cash -- beginning of period	131	32
Cash -- end of period	$49	$31

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$16
Cash paid for income taxes	$19	$27

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2024. We have derived our condensed consolidated balance sheet as of June 30, 2024, from the audited consolidated financial statements for the year ended December 31, 2023. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2024, and December 31, 2023, was $12 million and $9 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2024 and December 31, 2023 was $12 million and $7 million, respectively. During the three and six months ended June 30, 2024, we recognized $3 million and $6 million of the revenue that was deferred as of December 31, 2023. During the three and six months ended June 30, 2023, we recognized $3 million and $5 million of the revenue that was deferred as of December 31, 2022. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	Canada	International	Total
2024:
Gas Utilities	$287	$—	$—	$287
DIET	188	12	68	268
PTI	202	21	54	277
	$677	$33	$122	$832
2023:
Gas Utilities	$321	$1	$1	$323
DIET	179	4	62	245
PTI	227	33	43	303
	$727	$38	$106	$871

Six Months Ended
June 30,

	U.S.	Canada	International	Total
2024:
Gas Utilities	$552	$1	$—	$553
DIET	390	21	133	544
PTI	402	40	99	541
	$1,344	$62	$232	$1,638
2023:
Gas Utilities	$627	$2	$1	$630
DIET	389	9	125	523
PTI	451	69	83	603
	$1,467	$80	$209	$1,756

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2024	2023
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$247	$274
Carbon steel pipe, fittings and flanges	175	193
Gas products	267	266
All other products	119	126
	808	859
Less: Excess of average cost over LIFO cost (LIFO reserve)	(284)	(282)
Less: Other inventory reserves	(15)	(17)
	$509	$560

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

Expense associated with our operating leases was $11 million and $22 million for the three and six months ended June 30, 2024, and $10 million and $20 million for the three and six months ended June 30, 2023, which we have classified in selling, general and administrative expenses. Cash paid for leases recognized as liabilities was $10 million and $21 million for the three and six months ended June 30, 2024, and $10 million and $20 million for the three and six months ended June 30, 2023.

The maturity of lease liabilities is as follows (in millions):

Maturity of Operating Lease Liabilities
Remainder of 2024	$24
2025	42
2026	37
2027	31
2028	26
After 2028	137
Total lease payments	297
Less: Interest	(88)
Present value of lease liabilities	$209

The term and discount rate associated with leases are as follows:

June 30,
Operating Lease Term and Discount Rate	2024
Weighted-average remaining lease term (years)	10
Weighted-average discount rate	6.6%

Amounts maturing after 2028 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term is 6 years.

NOTE 5 – DEBT

The components of our debt are as follows (in millions):

	June 30,	December 31,
	2024	2023
Senior Secured Term Loan B, net of discount and issuance costs of $0 and $1, respectively	$—	$292
Global ABL Facility	152	9
	152	301
Less: current portion	—	292
	$152	$9

Senior Secured Term Loan B: The Company had a Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $400 million, which amortized in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility was set to mature. In May 2024, the Company repaid the Term Loan in its entirety using a combination of our asset-based lending facility and cash on hand. The outstanding principal balance on the Term Loan at the date of repayment was $292 million. The Company used $216 million of the asset-based lending facility and $76 million cash to repay the Term Loan prior to its maturity. The early repayment of the Term Loan resulted in a loss on early extinguishment of debt of $0.2 million. All security securing the Term Loan was released upon the repayment of the Term Loan. The Term Loan had an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the LIBOR interest rate was calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the amended facility bear interest at Term SOFR (as defined in the Global ABL Facility) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was$488 million as of  June 30, 2024.

Interest on Borrowings: The interest rates on our outstanding borrowings at  June 30, 2024 and December 31, 2023, include a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	June 30,	December 31,
	2024	2023
Senior Secured Term Loan B	—	9.08%
Global ABL Facility	7.22%	5.82%
Weighted average interest rate	7.22%	8.98%

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2024, 457,138 performance share unit awards, 123,064 restricted stock awards, 960,738 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2024	2023
Currency translation adjustments	$(231)	$(227)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(232)	$(228)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income	$30	$24	$49	$58
Less: Dividends on Series A Preferred Stock	6	6	12	12
Net income attributable to common stockholders	$24	$18	$37	$46

Weighted average basic shares outstanding	85.2	84.3	84.9	84.1
Effect of dilutive securities	1.2	1.0	1.3	1.3
Weighted average diluted shares outstanding	86.4	85.3	86.2	85.4

Net income per share:
Basic	$0.28	$0.21	$0.44	$0.55
Diluted	$0.28	$0.21	$0.43	$0.54

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and six months ended June 30, 2024 the shares of Preferred Stock were dilutive and anti-dilutive, respectively. For the three and six months ended June 30, 2023, all of the shares of the Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2024, we had approximately 1.2 million dilutive and 0.3 million anti-dilutive stock options, restricted stock units, and performance units respectively. For the three and six months ended June 30, 2023, we had approximately 1.3 million anti-dilutive stock options, restricted stock units, and performance units.

NOTE 8 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the Gas Utilities, DIET, and PTI sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Sales
U.S.	$677	$727	$1,344	$1,467
Canada	33	38	62	80
International	122	106	232	209
Consolidated sales	$832	$871	$1,638	$1,756

Operating income (loss)
U.S.	$38	$42	$72	$95
Canada	(1)	(2)	(3)	(4)
International	10	5	16	11
Total operating income	47	45	85	102

Interest expense	(7)	(10)	(15)	(17)
Other, net	2	(1)	(1)	(4)
Income before income taxes	$42	$34	$69	$81

	June 30,	December 31,
	2024	2023
Total assets
U.S.	$1,417	$1,499
Canada	82	87
International	288	300
Total assets	$1,787	$1,886

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2024	2023	2024	2023
Line Pipe	$129	$128	$246	$269
Carbon Fittings and Flanges	106	119	206	236
Total Carbon Pipe, Fittings and Flanges	235	247	452	505
Valves, Automation, Measurement and Instrumentation	302	299	593	614
Gas Products	193	214	380	421
Stainless Steel and Alloy Pipe and Fittings	35	36	76	68
General Products	67	75	137	148
	$832	$871	$1,638	$1,756

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

Foreign Exchange Forward Contracts:

Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of June 30, 2024 and  December 31, 2023.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was$152 million and $301 million at June 30, 2024 and December 31, 2023, respectively. We estimate the fair value of our debt using Level 2 inputs or quoted market prices.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2024, we are named a defendant in approximately 487 lawsuits involving approximately 1,052 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

In Re: July 27 Chemical Release Litigation. In 2019, the Company's customer, Lyondell Chemical, a subsidiary of LyondellBassell Industries Holdings B.V. (collectively with its subsidiaries, "Lyondell"), entered into an order with the Company's subsidiary, MRC Global (US) Inc., for MRC Global (US) to facilitate a refurbishment of a Lyondell-owned valve by the valve manufacturer, Xomax Corporation, a subsidiary of Crane Co. (collectively with its subsidiaries, "Crane"), and thereafter for MRC Global (US) to affix a new bracket and actuator to the refurbished Crane Valve. When Crane completed the refurbishment, it shipped the valve to MRC Global (US), which, in turn, procured a bracket from a third-party fabricator and installed the bracket and an actuator on the valve and redelivered the valve back to Lyondell. Almost two years later, in 2021, Lyondell contracted with Turn2 Specialty Companies, LLC ("Turn2") to remove the actuator as part of a maintenance and repair job that was being performed on a Lyondell pipe. While performing the actuator removal job, representatives of Turn2 removed more than the necessary bolts required to remove the actuator, which caused a release from a "live", pressurized line of chemicals. Two fatalities occurred from the release along with injuries to others at or near the site. 59 plaintiffs, including the estates of the two fatalities, sued Lyondell, Turn2 and others in Texas State Court pursuant to multiple lawsuits. These cases were consolidated into a multi-district litigation assigned to the 190th Judicial Court of Harris County, Texas. Lyondell and Turn2 have either settled with the plaintiffs or were dismissed based on payments that they made to plaintiffs for workers' compensation, thus, availing themselves of the workers' compensation bar.

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

MRC Gobal and its insurers have orally settled with 26 of the plaintiffs within MRC Global's insurance limits, subject to execution of a final settlement agreement. The first trial (the "bellwether" trial) of the remaining suits, involving eight plaintiffs, is set for January 25, 2025, and the trial for the alleged wrongful death of the two deceased Turn2 representatives is set for May 25, 2025. Any additional trials may follow after the resolution of these initial cases. At this time, we are unable to predict the outcome of these proceedings.

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

We offer over 300,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 8,500 suppliers. With over 100 years of experience, our over 2,700 employees serve approximately 10,000 customers through 219 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often store and deploy pipe near customer locations.

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

Recent Trends and Outlook

During the three months ended June 30, 2024, revenue increased 3% sequentially from the three months ended March 31, 2024, and decreased 4% from the three months ended June 30, 2023. We continue to support our customers in the Gas Utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. For the quarter ended June 30, 2024, 67% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities
Our Gas Utility business makes up 34% of our total company revenue for the first half of 2024, with an 12% decrease in revenue compared to the six months ended June 30, 2023. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs are causing customers to delay project activity. Although we have experienced lower sales activity in this sector compared to prior year and believe this trend will continue into at least the second half of 2024, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2023, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream, Industrial and Energy Transition (DIET)
DIET generated 33% of our total company revenue and increased 4% from the first six months of 2023. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The energy transition portion of our business has grown rapidly in recent years, particularly for biofuels refinery projects. The outlook for energy transition projects in the coming years is robust as pressure to decarbonize the economy rises and government incentives and policies such as those in the Inflation Reduction Act of 2022 begin to support the development of carbon energy alternatives. Also, many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement and is positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen processing. These types of projects require similar products that we currently provide today to these customers. In addition, we sell low-emission valves, which represent 96% of our valve sales. These valves restrict the release of methane and other greenhouse gases into the environment and are increasingly required by our customers to meet their emission reduction commitments. We are well positioned to grow our energy transition business as we supply products for these projects through our long-standing customer relationships and our product and global supply chain expertise.

Production and Transmission Infrastructure (PTI)
The PTI sector of our business is the most cyclical, and in the first six months of 2024 this sector represented 33% of our company revenues with a 10% decrease compared to the six months ended June 30, 2023. During the first half of 2024, Brent crude oil price averaged approximately $84 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $80 per barrel. Although, oil prices have recently declined from earlier highs in 2022, recent OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and have experienced recent volatility and declines, and if, prices remain low, it could negatively impact our business.

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

Although improving, we are being impacted by labor constraints and increased competition among companies to attract and retain personnel. We proactively monitor market trends in the areas where we have operations and, due to our efficient sourcing practices, have experienced little to no disruption supporting our customers.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2024	2023	2023
U.S.	$328	$418	$521
Canada	37	31	37
International	271	245	206
	$636	$694	$764

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Average Rig Count (1):
United States	602	719	612	740
Canada	136	117	172	169
Total North America	738	836	784	909
International	963	960	964	938
Total	1,701	1,796	1,748	1,847

Average Commodity Prices (2):
WTI crude oil (per barrel)	$82.79	$73.54	$79.78	$74.73
Brent crude oil (per barrel)	$84.68	$77.99	$83.79	$79.58
Henry Hub natural gas ($/MMBtu)	$2.07	$2.16	$2.11	$2.40

Average Monthly U.S. Well Permits (3)	2,908	3,147	2,864	3,254
U.S. Wells Completed (2)	2,756	3,185	5,626	6,476
3:2:1 Crack Spread (4)	$26.49	$32.64	$27.17	$34.07

_____________________

(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)

(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)

(3) Source-Evercore ISI Research

(4) Source-Bloomberg

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The breakdown of our sales by sector for the three months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended
	June 30, 2024		June 30, 2023
Gas Utilities	$287	35%	$323	37%
DIET	268	32%	245	28%
PTI	277	33%	303	35%
	$832	100%	$871	100%

For the three months ended June 30, 2024 and 2023, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change
Sales:
U.S.	$677	$727	$(50)	(7)%
Canada	33	38	(5)	(13)%
International	122	106	16	15%
Consolidated	$832	$871	$(39)	(4)%

Operating income (loss):
U.S.	$38	$42	$(4)	(10)%
Canada	(1)	(2)	1	(50)%
International	10	5	5	100%
Consolidated	47	45	2	4%

Interest expense	(7)	(10)	3	(30)%
Other, net	2	(1)	3	N/M
Income tax expense	(12)	(10)	(2)	20%
Net income	30	24	6	25%
Series A preferred stock dividends	6	6	-	0%
Net income attributable to common stockholders	$24	$18	$6	33%

Gross profit	$173	$175	$(2)	(1)%
Adjusted Gross Profit (1)	$184	$187	$(3)	(2)%
Adjusted EBITDA (1)	$65	$63	$2	3%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 23-24 herein.

Sales.  Our sales were $832 million for the three months ended June 30, 2024, as compared to $871 million for the three months ended June 30, 2023, a decrease of $39 million, or 4%. This decrease reflects a decline in the Gas Utilities and PTI sectors of $36 million and $26 million, respectively, partially offset by an increase in DIET sales of $23 million.

U.S. Segment—Our U.S. sales decreased to $677 million for the three months ended June 30, 2024, from $727 million for the three months ended June 30, 2023. This $50 million, or 7%, decrease reflects a decline in the Gas Utilities sector of $34 million driven by non-recurring projects and a reduction in customers product inventory levels. PTI sales decreased $25 million due to lower line pipe sales and spending levels. DIET sales increased $9 million due to increased non-recurring project activity, offsetting a decline in turnaround activity.

Canada Segment—Our Canada sales decreased to $33 million for the three months ended June 30, 2024, from $38 million for the three months ended June 30, 2023 primarily as a result of a decrease of $12 million in the PTI sector due to reduced customer activity, partially offset by an increase in the DIET sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 3%.

International Segment—Our International sales increased to $122 million for the three months ended June 30, 2024, from $106 million for the same period in 2023. Sales increased $16 million and was primarily driven by the PTI sector followed by the DIET sector. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $1 million, or 1%.

Gross Profit.  Our gross profit was $173 million (20.8% of sales) for the three months ended June 30, 2024, as compared to $175 million (20.1% of sales) for the three months ended June 30, 2023, a decrease of $2 million due to the decrease in sales, offset by improved margins primarily in our line pipe product group. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $1 million for the second quarter of 2024 compared to a $2 million increase in cost of sales in the three months ended June 30, 2023.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $184 million (22.1% of sales) for the three months ended June 30, 2024, from $187 million (21.5% of sales) for the three months ended June 30, 2023, a decrease of $3 million due to the decrease in sales, offset by improved margins. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2024	of Revenue	2023	of Revenue
Gross profit, as reported	$173	20.8%	$175	20.1%
Depreciation and amortization	5	0.6%	5	0.6%
Amortization of intangibles	5	0.6%	5	0.6%
Increase in LIFO reserve	1	0.1%	2	0.2%
Adjusted Gross Profit	$184	22.1%	$187	21.5%

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $126 million (15.1% of sales) for the three months ended June 30, 2024, as compared to $130 million (14.9% of sales) for the three months ended June 30, 2023. The $4 million decrease in SG&A was primarily driven by a reduction in personnel expenses.

Operating Income.  Operating income was $47 million for the three months ended June 30, 2024, as compared to operating income of $45 million for the three months ended June 30, 2023, an increase of $2 million.

U.S. Segment—Operating income for our U.S. segment was $38 million for the three months ended June 30, 2024, compared to operating income of $42 million for the three months ended June 30, 2023, a $4 million decrease. The $4 million decrease was primarily attributable to lower sales.

Canada Segment—Operating loss for our Canada segment was $1 million for the three months ended June 30, 2024, as compared to an operating loss of $2 million for the three months ended June 30, 2023.

International Segment—Operating income for our International segment was $10 million for the three months ended June 30, 2024, as compared to operating income of $5 million for the three months ended June 30, 2023, primarily due to increased sales.

Interest Expense.  Our interest expense was $7 million and $10 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $3 million was primarily due to less interest expense as a result of paying off the Term Loan B in the second quarter 2024.

Other, net.  Other, net was $2 millionincome for the three months ended June 30, 2024 compared to $1 million expense for the three months ended June 30, 2023.

Income Tax Expense.  Our income tax expense was $12 million for the three months ended June 30, 2024, as compared to $10 million expense for the three months ended June 30, 2023, primarily due to increased profitability. Our effective tax rates were 29% for both the three months ended June 30, 2024 and 2023. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended June 30, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the three months ended June 30, 2024.

Net Income.  Our net income was $30 million for the three months ended June 30, 2024, as compared to net income of $24 million for the three months ended June 30, 2023.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $65 million (7.8% of sales) for the three months ended June 30, 2024, as compared to $63 million (7.2% of sales) for the three months ended June 30, 2023.

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

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2024	2023
Net income	$30	$24
Income tax expense	12	10
Interest expense	7	10
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Facility closures	1	-
Non-recurring IT related professional fees	-	1
Increase in LIFO reserve	1	2
Equity-based compensation expense	3	4
Activism response legal and consulting costs	1	-
Asset disposal	-	1
Foreign currency losses	-	1
Adjusted EBITDA	$65	$63

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The breakdown of our sales by sector for the six months ended June 30, 2024 and 2023 was as follows (in millions):

	Six Months Ended
	June 30, 2024		June 30, 2023
Gas Utilities	$553	34%	$630	36%
DIET	544	33%	523	30%
PTI	541	33%	603	34%
	$1,638	100%	$1,756	100%

For the six months ended June 30, 2024 and 2023, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change
Sales:
U.S.	$1,344	$1,467	$(123)	(8)%
Canada	62	80	(18)	(23)%
International	232	209	23	11%
Consolidated	$1,638	$1,756	$(118)	(7)%

Operating income (loss):
U.S.	$72	$95	$(23)	(24)%
Canada	(3)	(4)	1	(25)%
International	16	11	5	45%
Consolidated	85	102	(17)	(17)%

Interest expense	(15)	(17)	2	(12)%
Other, net	(1)	(4)	3	(75)%
Income tax expense	(20)	(23)	3	(13)%
Net income	49	58	(9)	(16)%
Series A preferred stock dividends	12	12	-	0%
Net income attributable to common stockholders	$37	$46	$(9)	(20)%

Gross profit	$336	$354	$(18)	(5)%
Adjusted Gross Profit (1)	$358	$375	$(17)	(5)%
Adjusted EBITDA (1)	$122	$132	$(10)	(8)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales.  Our sales were $1,638 million for the six months ended June 30, 2024, as compared to $1,756 million for the six months ended June 30, 2023, a decrease of $118 million, or 7%. This decrease reflects a decline in the Gas Utilities and PTI sectors of $77 million and $62 million, respectively, partially offset by an increase in DIET sales of $21 million.

U.S. Segment—Our U.S. sales decreased to $1,344 million for the six months ended June 30, 2024, from $1,467 million for the six months ended June 30, 2023. This $123 million, or 8%, decrease reflects a decline in the Gas Utilities sector of $75 million driven by non-recurring projects and a reduction in customers product inventory levels. PTI sales decreased $49 million due to lower line pipe sales and spending levels. DIET sales increased $1 million due to non-recurring project activity.

Canada Segment—Our Canada sales decreased to $62 million for the six months ended June 30, 2024, from $80 million for the six months ended June 30, 2023 primarily as a result of a decrease of $29 million in the PTI sector due to reduced customer activity, partially offset by an increase in the DIET sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 1%.

International Segment—Our International sales increased to $232 million for the six months ended June 30, 2024, from $209 million for the same period in 2023. Sales increased $23 million and was primarily driven by the PTI sector followed by the DIET sector.

Gross Profit.  Our gross profit was $336 million (20.5% of sales) for the six months ended June 30, 2024, as compared to $354 million (20.2% of sales) for the six months ended June 30, 2023, a decrease of $18 million primarily due to the decrease in sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $2 million for the first half of 2024 compared to a $1 million increase in cost of sales in the six months ended June 30, 2023.

Adjusted Gross Profit.  Adjusted Gross Profit decreased to $358 million (21.9% of sales) for the six months ended June 30, 2024, from $375 million (21.4% of sales) for the six months ended June 30, 2023, a decrease of $17 million primarily due to the decrease in sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2024	of Revenue*	2023	of Revenue*
Gross profit, as reported	$336	20.5%	$354	20.2%
Depreciation and amortization	10	0.6%	10	0.6%
Amortization of intangibles	10	0.6%	10	0.6%
Increase in LIFO reserve	2	0.1%	1	0.1%
Adjusted Gross Profit	$358	21.9%	$375	21.4%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses.  Our SG&A expenses were $251 million (15.3% of sales) for the six months ended June 30, 2024, as compared to $252 million (14.4% of sales) for the six months ended June 30, 2023. The $1 million decrease in SG&A was primarily driven by a reduction in personnel and operating expenses, partially offset by non-recurring activity, including $4 million in legal costs related to activism response and $1 million related to facility closures.

Operating Income.  Operating income was $85 million for the six months ended June 30, 2024, as compared to operating income of $102 million for the six months ended June 30, 2023, a decrease of $17 million.

U.S. Segment—Operating income for our U.S. segment was $72 million for the six months ended June 30, 2024, compared to operating income of $95 million for the six months ended June 30, 2023, a $23 million decrease. The $23 million decrease was primarily attributable to lower sales in our Gas Utilities and PTI sectors.

Canada Segment—Operating loss for our Canada segment was $3 million for the six months ended June 30, 2024, as compared to an operating loss of $4 million for the six months ended June 30, 2023, primarily due to lower SG&A expense in the period.

International Segment—Operating income for our International segment was $16 million for the six months ended June 30, 2024, as compared to operating income of $11 million for the six months ended June 30, 2023, primarily due to increased sales in the PTI and DIET sectors.

Interest Expense.  Our interest expense was $15 million and $17 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $2 million was primarily due to less interest expense as a result of paying off the Term Loan B in the second quarter 2024.

Other, net.  Other, net was $1 million expense for the six months ended June 30, 2024 compared to $4 million expense for the six months ended June 30, 2023 consisting primarily of foreign exchange losses.

Income Tax Expense.  Our income tax expense was $20 million for the six months ended June 30, 2024, as compared to $23 million expense for the six months ended June 30, 2023, primarily due to decreased profitability. Our effective tax rates were 29% and 28% for the six months ended June 30, 2024 and 2023, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the six months ended June 30, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the six months ended June 30, 2024.

Net Income.  Our net income was $49 million for the six months ended June 30, 2024, as compared to net income of $58 million for the six months ended June 30, 2023.

Adjusted EBITDA.  Adjusted EBITDA, a non-GAAP financial measure, was $122 million (7.4% of sales) for the six months ended June 30, 2024, as compared to $132 million (7.5% of sales) for the six months ended June 30, 2023.

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

We believe Adjusted EBITDA provides investors a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2024	2023
Net income	$49	$58
Income tax expense	20	23
Interest expense	15	17
Depreciation and amortization	10	10
Amortization of intangibles	10	10
Facility closures	1	-
Non-recurring IT related professional fees	-	1
Increase in LIFO reserve	2	1
Equity-based compensation expense	7	7
Activism response legal and consulting costs	4	-
Write off of debt issuance costs	1	-
Asset disposal	1	1
Foreign currency losses	2	4
Adjusted EBITDA	$122	$132

Liquidity and Capital Resources

Our primary credit facility outstanding is a $750 million Global ABL Facility.

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2024, we had $152 million borrowings outstanding and $488 million of Excess Availability, as defined under our Global ABL Facility.

The Company had a Term Loan, which was set to mature in September 2024 with an original principal amount of $400 million. In May 2024, the Company repaid the Term Loan in its entirety using a combination of our asset-based lending facility and available cash. The outstanding principal balance on the Term Loan at the date of repayment was $292 million. The Company used $216 million of the asset-based lending facility and $76 million cash to repay the Term Loan prior to its maturity.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At June 30, 2024, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $537 million. As of June 30, 2024 and December 31, 2023, we had cash of $49 million and $131 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$101	$(10)
Investing activities	(13)	(5)
Financing activities	(169)	15
Net decrease in cash and cash equivalents	$(81)	$-

Operating Activities

Net cash provided by operating activities was $101 million during the six months ended June 30, 2024, compared to $10 million used during the six months ended June 30, 2023. The change in operating cash flows was primarily the result of a more efficient use of our working capital as we improved collections on our receivables, reduced inventory purchasing and managed our payables.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $14 million during the six months ended June 30, 2024, primarily related to the replacement of our North American enterprise resource planning system, compared to $5 million for the six months ended June 30, 2023.

Financing Activities

Net cash used in financing activities was $169 million for the six months ended June 30, 2024, compared to $15 million provided by financing activities for the six months ended June 30, 2023. The change is primarily due to payments on debt obligations of $295 million offset by net proceeds on revolving credit facilities of $143 million in the first half of 2024 compared to $33 million net proceeds from revolving credit facilities in the first half of 2023. We used $12 million to pay dividends on preferred stock for the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

Securities Trading Plans of Directors and Executive Officers

On May 16, 2024, Leonard M. Anthony, a member of the Company's Board of Directors, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the "Anthony Rule 10b5-1 Plan") under the Exchange Act, for the sale of shares of the Company's common stock. The Anthony Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company's policies regarding transactions in the Company's securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Anthony Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of the Company's common stock, so long as the market price of the Company's common stock is higher than certain minimum threshold prices specified in the Anthony Rule 10b5-1 Plan, between August 15, 2024 and October 31, 2024.

Item 6.  Exhibits

Number	Description

3.1.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012, File No. 001-35479).

3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRC Global Inc. dated May 13, 2024.

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 3, 2023 (Incorporated by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer