Form 10-Q
period 2024-09-30
MRC GLOBAL INC.
filed 2024-11-06
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

There were 85,243,002 shares of the registrant’s common stock (excluding 123,064 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 31, 2024.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash	$62	$131
Accounts receivable, net	478	430
Inventories, net	462	560
Other current assets	41	34
Total current assets	1,043	1,155

Long-term assets:
Operating lease assets	185	205
Property, plant and equipment, net	85	78
Other assets	31	21

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	148	163
	$1,756	$1,886

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$382	$355
Accrued expenses and other current liabilities	108	102
Operating lease liabilities	34	34
Current portion of debt obligations	—	292
Total current liabilities	524	783

Long-term liabilities:
Long-term debt	85	9
Operating lease liabilities	167	186
Deferred income taxes	41	45
Other liabilities	27	20

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized 363,000 shares; 363,000 shares issued and outstanding	355	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 109,452,863 and 108,531,564 issued, respectively	1	1
Additional paid-in capital	1,774	1,768
Retained deficit	(618)	(678)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(225)	(228)
	557	488
	$1,756	$1,886

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Sales	$797	$888	$2,435	$2,644
Cost of sales	637	705	1,939	2,107
Gross profit	160	183	496	537
Selling, general and administrative expenses	123	126	374	378
Operating income	37	57	122	159
Other (expense) income:
Interest expense	(4)	(9)	(19)	(26)
Other, net	(1)	1	(2)	(3)
Income before income taxes	32	49	101	130
Income tax expense	3	14	23	37
Net income	29	35	78	93
Series A preferred stock dividends	6	6	18	18
Net income attributable to common stockholders	$23	$29	$60	$75

Basic earnings per common share	$0.27	$0.34	$0.71	$0.89
Diluted earnings per common share	$0.27	$0.33	$0.70	$0.88
Weighted-average common shares, basic	85.2	84.3	85.0	84.2
Weighted-average common shares, diluted	86.2	105.9	86.2	105.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net income	$29	$35	$78	$93

Other comprehensive income (loss)
Foreign currency translation adjustments	7	(4)	3	(4)
Total other comprehensive income (loss), net of tax	7	(4)	3	(4)
Comprehensive income	$36	$31	$81	$89

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	-	-	-	19	-	-		19
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Shares withheld for taxes	-	-	(5)		-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495
Net income	-	-	-	30	-	-	-	30
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2024	109	$1	$1,770	$(641)	(24)	$(375)	$(232)	$523
Net income	-	-	-	29	-	-	-	29
Foreign currency translation	-	-	-	-	-	-	7	7
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2024	109	$1	$1,774	$(618)	(24)	$(375)	$(225)	$557

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	-	-	-	34	-	-	-	34
Foreign currency translation	-	-	-	-	-	-	(1)	(1)
Shares withheld for taxes	-	-	(4)	-	-	-	-	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2023	108	$1	$1,757	$(740)	(24)	$(375)	$(231)	$412
Net income	-	-	-	24	-	-	-	24
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2023	108	$1	$1,761	$(722)	(24)	$(375)	$(230)	$435
Net income	-	-	-	35	-	-	-	35
Foreign currency translation	-	-	-	-	-	-	(4)	(4)
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2023	108	$1	$1,764	$(693)	(24)	$(375)	$(234)	$463

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2024	2023

Operating activities
Net income	$78	$93
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16	15
Amortization of intangibles	15	15
Equity-based compensation expense	11	10
Deferred income tax (benefit)	(6)	(3)
Other non-cash items	5	9
Changes in operating assets and liabilities:
Accounts receivable	(47)	(20)
Inventories	98	(45)
Other current assets	(3)	(4)
Accounts payable	29	27
Accrued expenses and other current liabilities	1	(5)
Net cash provided by operations	197	92

Investing activities
Purchases of property, plant and equipment	(23)	(10)
Other investing activities	1	(2)
Net cash used in investing activities	(22)	(12)

Financing activities
Payments on revolving credit facilities	(276)	(776)
Proceeds from revolving credit facilities	352	743
Payments on debt obligations	(295)	(2)
Debt issuance costs paid	-	(1)
Dividends paid on preferred stock	(18)	(18)
Repurchases of shares to satisfy tax withholdings	(5)	(4)
Net cash used in financing activities	(242)	(58)

(Decrease) increase in cash	(67)	22
Effect of foreign exchange rate on cash	(2)	(2)
Cash -- beginning of period	131	32
Cash -- end of period	$62	$52

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$25
Cash paid for income taxes	$38	$44

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

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2024. We have derived our condensed consolidated balance sheet as of  September 30, 2024, from the audited consolidated financial statements for the year ended December 31, 2023. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration, and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of September 30, 2024, and December 31, 2023, was $17 million and $9 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at September 30, 2024 and December 31, 2023 was $6 million and $7 million, respectively. During the three and nine months ended September 30, 2024, we recognized less than $1 million and $6 million, respectively, of the revenue that was deferred as of December 31, 2023. During the three and nine months ended September 30, 2023, we recognized $3 million and $8 million, respectively, of the revenue that was deferred as of December 31, 2022. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	Canada	International	Total
2024:
Gas Utilities	$293	$2	$—	$295
DIET	170	9	69	248
PTI	181	15	58	254
	$644	$26	$127	$797
2023:
Gas Utilities	$311	$2	$1	$314
DIET	210	7	62	279
PTI	224	29	42	295
	$745	$38	$105	$888

Nine Months Ended
September 30,

	U.S.	Canada	International	Total
2024:
Gas Utilities	$845	$3	$—	$848
DIET	560	30	202	792
PTI	583	55	157	795
	$1,988	$88	$359	$2,435
2023:
Gas Utilities	$938	$4	$2	$944
DIET	599	16	187	802
PTI	675	98	125	898
	$2,212	$118	$314	$2,644

NOTE 3 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2024	2023
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$233	$274
Carbon steel pipe, fittings and flanges	156	193
Gas products	260	266
All other products	109	126
	758	859
Less: Excess of average cost over LIFO cost (LIFO reserve)	(279)	(282)
Less: Other inventory reserves	(17)	(17)
	$462	$560

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

NOTE 4 – LEASES

We lease certain distribution centers, warehouses, office space, land, automobiles and equipment. The majority of these leases are classified as operating leases. We recognize operating fixed lease expense and finance lease amortization expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Expense associated with our operating leases was $14 million and $36 million for the three and nine months ended September 30, 2024, respectively, and $11 million and $31 million for the three and nine months ended September 30, 2023, respectively, which we have classified in selling, general and administrative expenses. For the three and nine months ended September 30, 2024, expense associated with our finance leases was $2 million related to the amortization of ROU Assets, which we have classified in cost of sales, and less than $1 million related to the interest on finance lease liabilities, which we have classified in interest expense. Cash paid for operating leases recognized as liabilities was $9 million and $30 million for the three and nine months ended September 30, 2024, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2023, respectively. Cash paid for finance leases was $1 million for the three and nine months ended September 30, 2024.

The maturity of lease liabilities is as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Remainder of 2024	$12	$—
2025	43	2
2026	38	2
2027	31	2
2028	26	2
After 2028	136	2
Total lease payments	286	10
Less: Interest	(85)	(1)
Present value of lease liabilities	$201	$9

The term and discount rate associated with leases are as follows:

September 30,
Operating Lease Term and Discount Rate	2024
Weighted-average remaining lease term (years)
Operating leases	10
Finance leases	6
Weighted-average discount rate
Operating leases	6.6%
Finance leases	6.6%

Amounts maturing after 2028 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term for operating and finance leases is 6 years and 6 years, respectively.

NOTE 5 – DEBT

The components of our debt are as follows (in millions):

	September 30,	December 31,
	2024	2023
Senior Secured Term Loan B, net of discount and issuance costs of $0 and $1, respectively	$—	$292
Global ABL Facility	85	9
	85	301
Less: current portion	—	292
	$85	$9

Senior Secured Term Loan B: The Company had a Senior Secured Term Loan B (the “Prior Term Loan”) with an original principal amount of $400 million, which amortized in equal quarterly installments of 1% per year with the balance payable in September 2024, when the facility was set to mature. In May 2024, the Company repaid the Prior Term Loan in its entirety using a combination of our asset-based lending facility and cash on hand. The outstanding principal balance on the Prior Term Loan at the date of repayment was $292 million. The Company used $216 million of the asset-based lending facility and $76 million cash to repay the Prior Term Loan prior to its maturity. The early repayment of the Prior Term Loan resulted in a loss on early extinguishment of debt of $0.2 million. All security securing the Prior Term Loan was released upon the repayment of the Prior Term Loan. The Prior Term Loan had an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the LIBOR interest rate was calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread.

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. MRC Global Inc. and each of its current and future wholly owned material U.S. subsidiaries guarantee the obligations of our borrower subsidiaries under the Global ABL Facility. Additionally, each of our non-U.S. borrower subsidiaries guarantees the obligations of our other non-U.S. borrower subsidiaries under the Global ABL Facility. Outstanding obligations are generally secured by a first priority security interest in accounts receivable, inventory and related assets. U.S. borrowings under the amended facility bear interest at Term SOFR (as defined in the Global ABL Facility) plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory, which is subject to redetermination from time to time. Excess Availability, as defined under our Global ABL Facility, was$485 million as of  September 30, 2024.

Interest on Borrowings: The interest rates on our outstanding borrowings at  September 30, 2024 and December 31, 2023, including amortization of debt issuance costs, were as follows:

	September 30,	December 31,
	2024	2023
Senior Secured Term Loan B	—	9.08%
Global ABL Facility	6.52%	5.82%
Weighted average interest rate	6.52%	8.98%

NOTE 6 – INCOME TAXES

For the three months ended September 30, 2024, we earned $32 million before taxes and recorded a provision for income taxes of $3 million resulting in an effective tax rate of 9%. For the nine months ended September 30, 2024, we earned $101 million before taxes and recorded a provision for income taxes of $23 million resulting in an effective tax rate of 23%. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three and nine months ended September 30, 2024 was favorably impacted by a net reduction in the valuation allowance provision, partially offset by foreign losses with no tax benefit due to valuation allowances.

For the three months ended September 30, 2023, we earned $49 million before taxes and recorded a provision for income taxes of $14 million resulting in an effective tax rate of 29%. For the nine months ended September 30, 2023, we earned $130 million before taxes and recorded a provision for income taxes of $37 million resulting in an effective tax rate of 28%. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three and nine months ended September 30, 2023 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit due to valuation allowances.

NOTE 7 – REDEEMABLE PREFERRED STOCK

Preferred Stock Issuance

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. On October 29, 2024, the Company repurchased all of the outstanding shares of the Preferred Stock for $361 million plus accrued dividends, and all of the Preferred Stock was retired on October 30, 2024. See Note 12 – Subsequent Events. Before its repurchase, the Preferred Stock ranked senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock had a stated value of $1,000 per share, and holders of Preferred Stock were entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum.

The Preferred Stock was convertible at the option of the holders into shares of common stock at an initial conversion rate of 55.9284 shares of common stock for each share of Preferred Stock, which represented an initial conversion price of $17.88 per share of common stock, subject to adjustment. The Company had the option to redeem, in whole but not in part, all the outstanding shares of Preferred Stock at par value, subject to certain redemption price adjustments. We had the election to convert the Preferred Stock, in whole but not in part, into the relevant number of shares of common stock if the last reported sale price of the common stock had been at least 150% of the conversion price then in effect for a specified period. The conversion rate was subject to customary anti-dilution and other adjustments.

Holders of the Preferred Stock could have, at their option, required the Company to repurchase their shares in the event of a fundamental change, as defined in the agreement. The repurchase price was based on the original $1,000 per share purchase price except in the case of a liquidation, in which case the holders would have received the greater of $1,000 per share and the amount that would have been received if they held common stock converted at the conversion rate in effect at the time of the fundamental change. Because this feature could have required redemption as a result of the occurrence of an event not solely within the control of the Company, the Preferred Stock was classified as temporary equity on our balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the Plan, the Company’s board of directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2024, 457,138 performance share unit awards, 123,064 restricted stock awards, 1,000,027 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2024	2023
Currency translation adjustments	$(224)	$(227)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(225)	$(228)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income	$29	$35	$78	$93
Less: Dividends on Series A Preferred Stock	6	6	18	18
Net income attributable to common stockholders	$23	$29	$60	$75

Weighted average basic shares outstanding	85.2	84.3	85.0	84.2
Effect of dilutive securities	1.0	21.6	1.2	21.6
Weighted average diluted shares outstanding	86.2	105.9	86.2	105.8

Net income per share:
Basic	$0.27	$0.34	$0.71	$0.89
Diluted	$0.27	$0.33	$0.70	$0.88

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2024, the shares of Preferred Stock were anti-dilutive. For the three and nine months ended September 30, 2023, all of the shares of the Preferred Stock were dilutive. For the three and nine months ended September 30, 2024, we had less than 0.1 million and 0.1 million anti-dilutive stock options, restricted stock units, and performance units, respectively. For the three and nine months ended September 30, 2023, we had approximately 1.2 million and 1.3 million dilutive stock options, restricted stock units, and performance units, respectively.

NOTE 9 – SEGMENT INFORMATION

Our business is comprised of three operating and reportable segments: U.S., Canada and International. Our International segment consists of our operations outside of the U.S. and Canada. These segments represent our business of selling PVF to the energy sector across each of the Gas Utilities, DIET, and PTI sectors.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales
U.S.	$644	$745	$1,988	$2,212
Canada	26	38	88	118
International	127	105	359	314
Consolidated sales	$797	$888	$2,435	$2,644

Operating income (loss)
U.S.	$30	$54	$102	$149
Canada	(2)	(2)	(5)	(6)
International	9	5	25	16
Operating income	37	57	122	159

Interest expense	(4)	(9)	(19)	(26)
Other, net	(1)	1	(2)	(3)
Income before income taxes	$32	$49	$101	$130

	September 30,	December 31,
	2024	2023
Total assets
U.S.	$1,353	$1,499
Canada	82	87
International	321	300
Total assets	$1,756	$1,886

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2024	2023	2024	2023
Line Pipe	$105	$164	$351	$433
Carbon Fittings and Flanges	99	117	305	353
Total Carbon Pipe, Fittings and Flanges	204	281	656	786
Valves, Automation, Measurement and Instrumentation	285	306	878	920
Gas Products	194	191	574	612
Stainless Steel and Alloy Pipe and Fittings	54	40	130	108
General Products	60	70	197	218
	$797	$888	$2,435	$2,644

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

Foreign Exchange Forward Contracts:

Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of  September 30, 2024 and  December 31, 2023.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $85 million and $301 million at September 30, 2024 and December 31, 2023, respectively. We estimate the fair value of our debt using Level 2 inputs or quoted market prices.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims.  We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2024, we are named a defendant in approximately 507 lawsuits involving approximately 1,072 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

MRC Global and its insurers have settled with 26 of the plaintiffs within MRC Global's insurance limits. The first trial (the "bellwether" trial) of the remaining suits, involving eight plaintiffs, is set for January 25, 2025, and the trial for the alleged wrongful death of the two deceased Turn2 representatives is set for May 25, 2025. Any additional trials may follow after the resolution of these initial cases. At this time, we are unable to predict the outcome of these proceedings.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2024, the Company entered into a new Senior Secured Term Loan B (the “Term Loan”) with an original principal amount of $350 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in October 2031, when the facility matures. The Term Loan has an applicable interest rate margin of 325 to 350 basis points in the case of loans incurring interest based on Term SOFR, and 225 to 250 basis points in the case of loans incurring interest based on the base rate. The applicable basis points used is determined based on the Company's current company family rating by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.

On October 29, 2024, the Company repurchased all of the outstanding shares of the Preferred Stock. On October 30, 2024, the Company retired the Preferred Stock. At closing the Company paid the holder of the Preferred Stock $361 million plus $4 million in accrued dividends. The Company used the proceeds from the Term Loan, cash on hand and drawings from its Global ABL Facility to fund the repurchase.

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

We offer over 300,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 8,500 suppliers. With over 100 years of experience, our over 2,800 employees serve approximately 10,000 customers through over 200 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often store and deploy pipe near customer locations.

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

Recent Trends and Outlook

We continue to support our customers in the Gas Utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. During the three months ended September 30, 2024, revenue decreased $35 million sequentially from the three months ended June 30, 2024, and decreased $91 million from the three months ended September 30, 2023. For the quarter ended September 30, 2024, 68% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities

Our Gas Utility business makes up 35% of our total company revenue for the first nine months of 2024, with a 10% decrease in revenue compared to the nine months ended September 30, 2023. Sequentially, this sector experienced increased revenue of 3% in the third quarter, compared to the second quarter of 2024. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers are currently focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs are causing customers to delay project activity. Although we have experienced lower sales activity in this sector compared to prior year and believe this trend will continue into at least the first quarter of 2025, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2023, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration (PHMSA) estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream, Industrial and Energy Transition (DIET)

DIET generated 32% of our total company revenue for the first nine months of 2024, and decreased 1% compared to the nine months ended September 30, 2023. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

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

Production and Transmission Infrastructure (PTI)

The PTI sector of our business is the most cyclical, and in the first nine months of 2024 this sector represented 33% of our company revenues with an 11% decrease compared to the nine months ended September 30, 2023. During the first nine months of 2024, Brent crude oil price averaged approximately $83 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $79 per barrel. Although, oil prices have recently declined from earlier highs seen in the last few years, OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and have experienced recent volatility and declines, and if, prices remain low, it could negatively impact our business.

Recent industry reports have signaled potential risk in oil prices and projected customer spending levels for the remainder of this year and in 2025. However, larger public exploration and production companies have been and are expected to continue to drive a higher percentage of the activity in 2024, which bodes well for us as our revenue for these sectors is driven predominantly from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of smaller peers could benefit us in the coming years due to our current relationships with the acquiring companies.

To the extent completion activity and related production increase, this could have the impact of improving our revenue opportunities in our PTI sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefitting this sector's revenue.

Supply Chain and Labor

For the majority of our products, lead times have returned to pre-pandemic levels. Transportation costs are also generally in line with pre-pandemic rates.

Inflation for the majority of our products have eased and we do not expect to see significant increases for the remainder of this year. To the extent further pricing fluctuations impact our products, the effect on our revenue and cost of goods sold, which is determined using the last-in first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur.

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

Although improving, we are being impacted by labor constraints and increased competition among companies to attract and retain personnel. We proactively monitor market trends in the areas where we have operations. We have created efficient sourcing practices and adapted to the volume of open positions to avoid disruption supporting our customers.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2024	2023	2023
U.S.	$288	$418	$473
Canada	31	31	31
International	261	245	214
	$580	$694	$718

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Key Industry Indicators

The following table shows key industry indicators for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Average Rig Count (1):
United States	586	649	603	709
Canada	210	188	186	175
Total North America	796	837	789	884
International	937	951	955	942
Total	1,733	1,788	1,744	1,826

Average Commodity Prices (2):
WTI crude oil (per barrel)	$76.43	$82.25	$78.58	$77.27
Brent crude oil (per barrel)	$80.01	$86.65	$82.50	$81.99
Henry Hub natural gas ($/MMBtu)	$2.11	$2.59	$2.11	$2.46

Average Monthly U.S. Well Permits (3)	1,789	1,644	1,802	1,595
U.S. Wells Completed (2)	2,757	3,153	8,618	9,836
3:2:1 Crack Spread (4)	$20.04	$35.43	$24.77	$34.54

_____________________

(1) Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)

(2) Source-Department of Energy, EIA (www.eia.gov) (As revised)

(3) Source-Evercore ISI Research (As revised)

(4) Source-Bloomberg

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The breakdown of our sales by sector for the three months ended September 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended
	September 30, 2024		September 30, 2023
Gas Utilities	$295	37%	$314	35%
DIET	248	31%	279	32%
PTI	254	32%	295	33%
	$797	100%	$888	100%

For the three months ended September 30, 2024 and 2023, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change
Sales:
U.S.	$644	$745	$(101)	(14)%
Canada	26	38	(12)	(32)%
International	127	105	22	21%
Consolidated	$797	$888	$(91)	(10)%

Operating income (loss)
U.S.	$30	$54	$(24)	(44)%
Canada	(2)	(2)	-	N/M
International	9	5	4	80%
Consolidated	37	57	(20)	(35)%

Interest expense	(4)	(9)	5	(56)%
Other, net	(1)	1	(2)	N/M
Income tax expense	(3)	(14)	11	(79)%
Net income	29	35	(6)	(17)%
Series A preferred stock dividends	6	6	-	N/M
Net income attributable to common stockholders	$23	$29	$(6)	(21)%

Gross profit	$160	$183	$(23)	(13)%
Adjusted Gross Profit (1)	$166	$189	$(23)	(12)%
Adjusted EBITDA (1)	$48	$70	$(22)	(31)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 28-30 herein.

Sales. Our sales were $797 million for the three months ended September 30, 2024, as compared to $888 million for the three months ended September 30, 2023, a decrease of $91 million, or 10%. This decrease reflects a decline in the PTI, DIET and Gas Utilities sectors of $41 million, $31 million and $19 million, respectively.

U.S. Segment—Our U.S. sales decreased to $644 million for the three months ended September 30, 2024, from $745 million for the three months ended September 30, 2023. This $101 million, or 14%, decrease reflects the following:

●	a decline in the PTI sector sales of $43 million due to lower line pipe sales and customer activity;
●	a decline in DIET sector sales of $40 million due to fewer mining, refining and chemicals customers' projects and a decline in turnaround activity; and
●	a decline in Gas Utilities sector sales of $18 million driven by a reduction in customers product inventory levels and fewer executed capital projects.

Canada Segment—Our Canada sales decreased to $26 million for the three months ended September 30, 2024, from $38 million for the three months ended September 30, 2023, primarily due to a decrease of $14 million in the PTI sector due to reduced customer activity, partially offset by an increase in the DIET sector.

International Segment—Our International sales increased to $127 million for the three months ended September 30, 2024, from $105 million for the same period in 2023. This International sales increase of $22 million was primarily driven by the PTI sector followed by the DIET sector. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $1 million, or 1%.

Gross Profit. Our gross profit was $160 million (20.1% of sales) for the three months ended September 30, 2024, as compared to $183 million (20.6% of sales) for the three months ended September 30, 2023. This decrease of $23 million was primarily due to the decrease in sales and reduced margins in our line pipe product group. As compared to average cost, our LIFO inventory costing methodology decreased cost of sales by $5 million for the third quarter of 2024 compared to a $4 million decrease in cost of sales in the three months ended September 30, 2023.

Adjusted Gross Profit. Adjusted Gross Profit declined to $166 million (20.8% of sales) for the three months ended September 30, 2024, from $189 million (21.3% of sales) for the three months ended September 30, 2023, a decrease of $23 million due to lower sales and reduced margins primarily in our line pipe product group. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2024	of Revenue*	2023	of Revenue
Gross profit, as reported	$160	20.1%	$183	20.6%
Depreciation and amortization	6	0.8%	5	0.6%
Amortization of intangibles	5	0.6%	5	0.6%
Decrease in LIFO reserve	(5)	(0.6)%	(4)	(0.5)%
Adjusted Gross Profit	$166	20.8%	$189	21.3%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $123 million (15.4% of sales) for the three months ended September 30, 2024, as compared to $126 million (14.2% of sales) for the three months ended September 30, 2023. The $3 million decrease in SG&A was primarily driven by a reduction in personnel expenses.

Operating Income. Operating income was $37 million for the three months ended September 30, 2024, as compared to operating income of $57 million for the three months ended September 30, 2023, a decrease of $20 million.

U.S. Segment—Operating income for our U.S. segment was $30 million for the three months ended September 30, 2024, compared to operating income of $54 million for the three months ended September 30, 2023, a $24 million decrease. The $24 million decrease was primarily attributable to lower sales.

Canada Segment—Operating loss for our Canada segment was $2 million for the three months ended September 30, 2024, as compared to an operating loss of $2 million for the three months ended September 30, 2023. Although operating loss remained the same for the three months ended September 30, 2024 compared to the prior year, we had overall lower sales and costs of sales for the three months ended September 30, 2024.

International Segment—Operating income for our International segment was $9 million for the three months ended September 30, 2024, as compared to operating income of $5 million for the three months ended September 30, 2023, primarily due to increased sales.

Interest Expense. Our interest expense was $4 million and $9 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $5 million was primarily due to less interest expense as a result of paying off the Term Loan B in the second quarter 2024.

Other, net. Other, net was $1 million expense for the three months ended September 30, 2024 compared to $1 million income for the three months ended September 30, 2023.

Income Tax Expense. Our income tax expense was $3 million for the three months ended September 30, 2024, as compared to $14 million for the three months ended September 30, 2023. The decrease in expense is primarily due to a net reduction in the valuation allowance provision and decreased profitability. Our effective tax rates were 9% and 29% for the three months ended September 30, 2024 and 2023, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended September 30, 2024 was favorably impacted by a net reduction in the valuation allowance provision offset by foreign losses with no tax benefit.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the three months ended September 30, 2024.

Net Income. Our net income was $29 million for the three months ended September 30, 2024, as compared to net income of $35 million for the three months ended September 30, 2023.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $48 million (6.0% of sales) for the three months ended September 30, 2024, as compared to $70 million (7.9% of sales) for the three months ended September 30, 2023.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2024	2023
Net income	$29	$35
Income tax expense	3	14
Interest expense	4	9
Depreciation and amortization	6	5
Amortization of intangibles	5	5
Decrease in LIFO reserve	(5)	(4)
Equity-based compensation expense	4	3
Customer settlement	-	3
Foreign currency losses	2	-
Adjusted EBITDA	$48	$70

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The breakdown of our sales by sector for the nine months ended September 30, 2024 and 2023 was as follows (in millions):

	Nine Months Ended
	September 30, 2024		September 30, 2023
Gas Utilities	$848	35%	$944	36%
DIET	792	32%	802	30%
PTI	795	33%	898	34%
	$2,435	100%	$2,644	100%

For the nine months ended September 30, 2024 and 2023, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change
Sales:
U.S.	$1,988	$2,212	$(224)	(10)%
Canada	88	118	(30)	(25)%
International	359	314	45	14%
Consolidated	$2,435	$2,644	$(209)	(8)%

Operating income (loss)
U.S.	$102	$149	$(47)	(32)%
Canada	(5)	(6)	1	(17)%
International	25	16	9	56%
Consolidated	122	159	(37)	(23)%

Interest expense	(19)	(26)	7	(27)%
Other, net	(2)	(3)	1	(33)%
Income tax expense	(23)	(37)	14	(38)%
Net income	78	93	(15)	(16)%
Series A preferred stock dividends	18	18	-	N/M
Net income attributable to common stockholders	$60	$75	$(15)	(20)%

Gross profit	$496	$537	$(41)	(8)%
Adjusted Gross Profit (1)	$524	$564	$(40)	(7)%
Adjusted EBITDA (1)	$170	$202	$(32)	(16)%

(1) Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 32-34 herein.

Sales. Our sales were $2,435 million for the nine months ended September 30, 2024, as compared to $2,644 million for the nine months ended September 30, 2023, a decrease of $209 million, or 8%. This decrease reflects a decline in the PTI, Gas Utilities and DIET sectors of $103 million, $96 million and $10 million, respectively.

U.S. Segment—Our U.S. sales decreased to $1,988 million for the nine months ended September 30, 2024, from $2,212 million for the nine months ended September 30, 2023. This $224 million, or 10%, decrease reflects

●	a decrease in the Gas Utilities sector of $93 million driven by non-recurring projects and a reduction in customers product inventory levels;
●	a decrease in PTI sales of $92 million due to lower line pipe sales and spending levels; and
●	a decrease in DIET sales of $39 million due to a decline in turnaround activity.

Canada Segment—Our Canada sales declined to $88 million for the nine months ended September 30, 2024, from $118 million for the nine months ended September 30, 2023 primarily as a result of a decrease of $43 million in the PTI sector due to reduced customer activity, partially offset by an increase in the DIET sector. The weakening of the Canadian dollar relative to the U.S. dollar unfavorably impacted sales by $1 million, or 1%.

International Segment—Our International sales increased to $359 million for the nine months ended September 30, 2024, from $314 million for the same period in 2023. This sales increase of  $45 million was primarily driven by the PTI sector followed by the DIET sector.

Gross Profit. Our gross profit was $496 million (20.4% of sales) for the nine months ended September 30, 2024, as compared to $537 million (20.3% of sales) for the nine months ended September 30, 2023, a decline of $41 million primarily due to the decrease in sales. As compared to average cost, our LIFO inventory costing methodology reduced cost of sales by $3 million for the first nine months of 2024 compared to a $3 million decrease in cost of sales in the nine months ended September 30, 2023.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $524 million (21.5% of sales) for the nine months ended September 30, 2024, from $564 million (21.3% of sales) for the nine months ended September 30, 2023, a decline of $40 million primarily due to the decrease in sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2024	of Revenue*	2023	of Revenue*
Gross profit, as reported	$496	20.4%	$537	20.3%
Depreciation and amortization	16	0.7%	15	0.6%
Amortization of intangibles	15	0.6%	15	0.6%
Decrease in LIFO reserve	(3)	(0.1)%	(3)	(0.1)%
Adjusted Gross Profit	$524	21.5%	$564	21.3%

*Does not foot due to rounding

Selling, General and Administrative (SG&A) Expenses. Our SG&A expenses were $374 million (15.4% of sales) for the nine months ended September 30, 2024, as compared to $378 million (14.3% of sales) for the nine months ended September 30, 2023. The $4 million decrease in SG&A was primarily driven by a reduction in personnel expenses.

Operating Income. Operating income was $122 million for the nine months ended September 30, 2024, as compared to operating income of $159 million for the nine months ended September 30, 2023, a decrease of $37 million.

U.S. Segment—Operating income for our U.S. segment was $102 million for the nine months ended September 30, 2024, compared to operating income of $149 million for the nine months ended September 30, 2023, a $47 million decrease. The $47 million decrease was primarily attributable to lower sales across all sectors.

Canada Segment—Operating loss for our Canada segment was $5 million for the nine months ended September 30, 2024, as compared to an operating loss of $6 million for the nine months ended September 30, 2023, primarily due to lower sales in the PTI sector, partially offset by an increase in sales in the DIET sector and lower cost of sales for the period.

International Segment—Operating income for our International segment was $25 million for the nine months ended September 30, 2024, as compared to operating income of $16 million for the nine months ended September 30, 2023, primarily due to increased sales in the PTI and DIET sectors.

Interest Expense. Our interest expense was $19 million and $26 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $7 million was primarily due to less interest expense as a result of paying off the Term Loan B in the second quarter 2024.

Other, net. Other, net was $2 million expense for the nine months ended September 30, 2024 compared to $3 million expense for the nine months ended September 30, 2023 consisting primarily of foreign exchange losses.

Income Tax Expense. Our income tax expense was $23 million for the nine months ended September 30, 2024, as compared to $37 million expense for the nine months ended September 30, 2023. The decrease in expense is primarily due to a net reduction in the valuation allowance provision and decreased profitability. Our effective tax rates were 23% and 28% for the nine months ended September 30, 2024 and 2023, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit offset by a net reduction in the valuation allowance provision.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the nine months ended September 30, 2024.

Net Income. Our net income was $78 million for the nine months ended September 30, 2024, as compared to net income of $93 million for the nine months ended September 30, 2023.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $170 million (7.0% of sales) for the nine months ended September 30, 2024, as compared to $202 million (7.6% of sales) for the nine months ended September 30, 2023.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Net income	$78	$93
Income tax expense	23	37
Interest expense	19	26
Depreciation and amortization	16	15
Amortization of intangibles	15	15
Facility closures	1	-
Non-recurring IT related professional fees	-	1
Decrease in LIFO reserve	(3)	(3)
Equity-based compensation expense	11	10
Activism response legal and consulting costs	4	-
Write off of debt issuance costs	1	-
Customer Settlement	-	3
Asset disposal	1	1
Foreign currency losses	4	4
Adjusted EBITDA	$170	$202

Liquidity and Capital Resources

Our primary credit facility as of September 30, 2024 was a $750 million Global ABL Facility. In addition, on October 29, 2024, we entered into a new $350 million senior secured term loan "B" facility ("Term Loan").

Global ABL Facility

Our Global ABL Facility matures in September 2026 and provides $705 million in revolver commitments in the United States (with a $30 million sublimit in Canada), $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of September 30, 2024, we had $85 million borrowings outstanding and $485 million of Excess Availability, as defined under our Global ABL Facility.

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

Prior Term Loan

The Company had a prior senior secured term loan "B" (the "Prior Term Loan"), which was set to mature in September 2024 with an original principal amount of $400 million. In May 2024, the Company repaid the Prior Term Loan in its entirety using a combination of our asset-based lending facility and available cash. The outstanding principal balance on the Prior Term Loan at the date of repayment was $292 million. The Company used $216 million of the asset-based lending facility and $76 million cash to repay the Prior Term Loan prior to its maturity.

Preferred Stock Repurchase

On October 29, 2024, the Company entered into a new $350 million Term Loan "B" (the "Term Loan") with a term of seven years. The proceeds from the new Term Loan, cash on hand and borrowings from the Company's Global ABL Facility were used to repurchase all 363,000 shares of the Company's 6.50% Series A Convertible Perpetual Preferred Stock (the "Preferred Stock") from Mario Investments, LLC, the sole holder of the Preferred Stock. On October 29, 2024, the Company repurchased the Preferred Stock for a total payment of $361 million, representing approximately 99.5% of the liquidation preference of the preferred stock, and paid the holder accrued dividends of $4 million. The Preferred Stock was then retired.

New Term Loan

The Company’s new Term Loan has an original principal amount of $350 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in October 2031, when the facility matures. The Term Loan was issued at an original issue discount of 99.5%.

Interest rate. The Term Loan accrues interest at a margin plus either Term SOFR or a base rate, depending on the Company’s election at the time of a loan.  For loans incurring interest based on Term SOFR, the margin is (a) 350 basis points if either or both of the ratings (i) by Moody’s Investors Service, Inc. (“Moody’s”) is B2, or lower, or (ii) by Standard & Poor’s Ratings Services (“S&P”) is B, or lower, and (b) 325 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. For loans incurring interest based on the base rate, the margin is (a) 250 basis points if either or both of the ratings (i) by Moody’s is B2, or lower, or (ii) by S&P is B, or lower, and (b) 225 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better.  The Term Loan provides certain provisions if ratings are unavailable.

Facility Size Increases. The Term Loan allows for incremental increases in facility size up to an aggregate amount equal to the greater of $225 million and 100% of Consolidated EBITDA for the most recent trailing four consecutive fiscal quarters then ended, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 3.75 to 1.00.

Security. MRC Global (US) Inc. is the borrower under the Term Loan facility, which is guaranteed by MRC Global Inc. and certain of its wholly owned U.S. subsidiaries. The Term Loan is secured by a second lien on the assets of MRC Global Inc., MRC Global (US) Inc. and those U.S. subsidiaries guaranteeing the Term Loan facility (collectively, the "Term Loan Credit Parties") securing our Global ABL Facility (which includes accounts receivable and inventory). The Term Loan is secured by a first lien on substantially all of the other assets of the Term Loan Credit Parities. The Term Loan is further secured by a first lien pledge of all of the capital stock of certain of the direct domestic subsidiaries of Term Loan Credit Parties and 65% of the capital stock of certain of the direct, non-U.S. subsidiaries of the Term Loan Credit Parties.

Prepayments. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 3.25 to 1.00 but greater than 3.00 to 1.00. No payment of excess cash flow is required if the first lien leverage ratio is less than or equal to 3.00 to 1.00. The amount of cash used in the determination of the first lien secured leverage ratio is limited to $125 million.

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

The Term Loan also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds, with certain of the baskets permitted by the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the various leverage ratio calculations of the Company and its restricted subsidiaries is less than 3.75 to 1.00 or 3.50 to 1.00, as applicable.

The Term Loan provides that the Company and its restricted subsidiaries may incur any first lien indebtedness that is pari passu to the Term Loan so long as the pro forma first lien secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 3.75 to 1.00. The Company and its restricted subsidiaries may incur any second lien indebtedness so long as the pro forma junior secured leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.50 to 1.00. The Company and its restricted subsidiaries may incur any unsecured indebtedness so long as the total leverage ratio of the Company and its restricted subsidiaries is less than or equal to 4.75 to 1.00 or the pro forma consolidated interest coverage ratio of the Company and its restricted subsidiaries is greater than or equal to 2.00 to 1.00. Additionally, under the Term Loan, the Company and its restricted subsidiaries may incur indebtedness under the Global ABL Facility (or any replacement facility) in an amount not to exceed the greater of $1.3 billion and the borrowing base under the Global ABL Facility at such time.

The Term Loan contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Term Loan to be in full force and effect and change of control. If such an event of default occurs, the Agent under the Term Loan is entitled to take various actions, including the acceleration of amounts due under the Term Loan and all other actions that a secured creditor is permitted to take following a default. On October 15, 2024, Moody's upgraded the Company's corporate family rating to 'B1' from 'B2' with a stable outlook. Moody's based its ratings upgrade, in part, on the Company's moderate leverage and ample interest coverage, modest capital spending requirements and solid operating performance. Moody's affirmed the outlook as 'stable' based on their view that the Company's performance will remain strong and continue to generate positive free cash flow, and the Company's credit metrics will remain robust. In addition, S&P affirmed the Company's issuer-credit rating of 'B' with a stable outlook.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At September 30, 2024, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $547 million. As of September 30, 2024 and December 31, 2023, we had cash of $62 million and $131 million, respectively, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$197	$92
Investing activities	(22)	(12)
Financing activities	(242)	(58)
Net (decrease) increase in cash and cash equivalents	$(67)	$22

Operating Activities

Net cash provided by operating activities was $197 million during the nine months ended September 30, 2024, compared to $92 million provided during the nine months ended September 30, 2023. The change in operating cash flows was primarily the result of a more efficient use of our working capital as we reduced inventory purchasing, improved collections on our receivables and managed our payables.

Investing Activities

Net cash used in investing activities comprised of capital expenditures totaling $23 million during the nine months ended September 30, 2024, primarily related to the replacement of our North American enterprise resource planning system, compared to $10 million for the nine months ended September 30, 2023.

Financing Activities

Net cash used in financing activities was $242 million for the nine months ended September 30, 2024, compared to $58 million used in financing activities for the nine months ended September 30, 2023. The change is primarily due to payments on debt obligations of $295 million, offset by net proceeds on revolving credit facilities of $76 million in the first nine months of 2024 compared to $33 million net payments from revolving credit facilities in the first nine months of 2023. We used $18 million to pay dividends on preferred stock for the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, we have reviewed, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

During the quarter ended September 30, 2024, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Number	Description

3.1.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on April 17, 2012, File No. 001-35479).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRC Global Inc. dated May 13, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on May 13, 2024, File No. 001-35479).

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 3, 2023 (Incorporated by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

3.3

Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Perpetual Preferred Stock of MRC Global Inc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 11, 2015, File No. 001-35479).

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2024

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer