Form 10-K
period 2024-12-31
MRC GLOBAL INC.
filed 2025-03-14
CIK 1439095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MRC”. The aggregate market value of voting common stock held by non-affiliates was $1.1 billion as of the close of trading as reported on the New York Stock Exchange on June 30, 2024. There were 86,083,438 shares of the registrant’s common stock (excluding 116,053 unvested restricted shares), par value $0.01 per share, issued and outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company”, “MRC Global”, “we”, “us”, “our” and the “registrant” refer to MRC Global Inc. and its consolidated subsidiaries.

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

We offer approximately 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 7,100 suppliers. With over 100 years of experience, our more than 2,600 employees (or "team members") serve over 8,300 customers through digital commerce applications and 197 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

Our customers use PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service, and a one-stop shop for our customers by satisfying the most complex, multi-site needs of many of the largest companies in energy, industrial and gas utility sectors as their primary PVF supplier. We believe the critical role we play in our customers’ supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of approximately 35 years with our 25 largest customers.

MRC Global Inc. was incorporated in Delaware on November 20, 2006. Our principal executive office is located at 1301 McKinney Street, Suite 2300, Houston, Texas 77010. Our telephone number is (877) 294-7574. Our website address is www.mrcglobal.com. Information contained on our website is expressly not incorporated by reference into this document.

MRC Global Sale of Canada Business

On March 14, 2025, the Company completed its sale of its Canadian operations to EMCO Corporation, and we plan to use the proceeds for reduction of debt. The historical results of the Canada segment have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the definitive agreement. As a result of the sale, a pre-tax, noncash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheets as of December 31, 2024 and 2023. Additional disclosures regarding the sale of our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Business Strategy

As a distributor of PVF and other infrastructure products to diversified gas utility, energy and industrial sectors, our strategy is focused on growth, creating efficiencies and the development of long-term customer relationships. Our strategic objectives are to:

●	increase our sales by executing preferred supplier contracts with new and existing customers, and maintaining a focus on our managed and targeted growth accounts,
●	enhance our product and service offerings around our core PVF distribution offerings as well as complementary products,
●	extend our global platform to major gas utilities, energy and industrial companies that utilize PVF,
●	provide our products and services to companies engaged in the energy transition,
●	invest in technology systems and distribution warehouse infrastructure to achieve improved operational excellence,
●	continue our penetration of electronic interaction with our customers through e-commerce,
●	safely and sustainably increase our efficiency and lower our cost to serve to enhance our margins,
●	maintain superior customer service,
●	optimize our working capital, and
●	generate consistent cash flow through the cycle in order to maintain an acceptable net debt leverage ratio, have ample cash to execute against our share buyback program and invest for future continued growth in our business.

We believe that preferred supplier agreements allow us to better serve our customers’ needs and provide customers with a global platform to procure their products. The agreements vary by customer; however, in most cases, we are the preferred supplier, and while there are no minimum purchase requirements, we generally have a larger proportion of the customer’s spending in our product categories when we enter into these agreements. We strive to add scope to these arrangements in various ways including adding customer locations, product lines, inventory management and inventory logistics.

We conduct detailed account planning and educate potential customers on the offerings and logistics services we provide. In addition, through digital system integration with our customers and suppliers, we believe transactions with our customers can be more streamlined.

Our approach to expanding existing markets and accessing new markets is multifaceted. We seek to optimize our geographic footprint, pursue strategic acquisitions and organic investments and cultivate relationships with our existing customer base. We work with our customers to develop innovative supply chain solutions that enable us to consistently deliver the high-quality products that our customers need when they need them. By being a consistent and reliable supplier, we are able to maintain and grow our sales with both new and existing customers.

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

We invest in information technology (“IT”) systems and service center infrastructure to achieve improved operational excellence and customer service. Our concept of operational excellence leverages standardized business processes to deliver top tier safety performance, a consistent customer experience and a lower overall cost to serve. Our digital transformation strategy is a key component of operational excellence and is designed to add further differentiation to our product and service offerings with an objective to maintain and grow our business with new and existing customers. We continue to develop our digital commerce platform, MRCGO™. From this single portal, our customers have the ability to shop for material, track and expedite orders, research payment options, search for documents and receive support from MRC Global representatives. Through this platform we are able to enhance the customer experience through a broad array of customized digital services while simultaneously lowering our cost to serve by centralizing customer service resources, expanding customer self-service capabilities and routing a greater volume of our business through the regional distribution center (“RDC”) fulfillment model. Where practical and cost effective, we are delivering directly from our RDCs to the customer delivery location, supporting our efforts to consolidate inventory and increase working capital efficiency. Globally, over the last twelve months, 49% of our revenue was generated through digital channels. Additionally, over 50% of our customer orders were digital. We are also currently investing in a new cloud-based enterprise resource planning ("ERP") system for our U.S. business, which is expected to be fully implemented by the end of 2025. We are implementing this new system to automate and streamline many of our existing processes and to improve the efficiency of numerous operational and support function processes.

The foregoing paragraph contains a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act indicated by the word “expected”. Our expectation of the actual completion of the implementation of our new ERP system is only our expectation, and actual timing may differ depending on coding, debugging, data transfers, training, testing and other implementation activities being successful within the time frames that we have planned.

Operations

Our distribution network extends throughout the world with a presence in all major oil and natural gas providing regions in the U.S., Europe, Asia, Australasia, and the Middle East. Many of these locations are also strategically located to service gas utilities and industrial customers. We service Africa, Central and South America and other regions on an export basis. Our business is segregated into two geographical operating segments: U.S. and International. These segments represent our business of providing PVF and other infrastructure products and services to the sectors that we serve. Financial information regarding our reportable segments appears in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Safety: In our business, safety is of paramount importance to us and to our customers. Unsafe conditions can cause or contribute to injuries, deaths, property damage and pollution that, in turn, can create significant liabilities for which insurance may not always be sufficient. We are subject to many safety regulatory standards such as those standards that the U.S. Occupational Health and Safety Administration (“OSHA”), the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Transportation or state or foreign agencies of a similar nature may impose and enforce upon us. Failure to meet those standards can result in fines, penalties or agency actions that can impose additional costs upon our business. For all of these reasons, we and our customers demand high safety standards and practices to prevent the occurrence of unsafe conditions and any resulting harm. Our operations, therefore, focus on the safety of our employees and those with whom we do business. Our safety programs are designed to focus on the highest likely safety risks in our business and to build a culture of safe practices and continuous safety improvement for our employees, our customers and others with whom we do business or otherwise come into contact.

Among other safety measures, we track our total recordable incident rate (“TRIR”) and our lost time incident rate (“LTIR”), both per 200,000 hours worked. Including operations in Canada, our TRIR was 0.82 in 2024. This compares favorably to the 2023 U.S. Bureau of Labor Statistics (“BLS”) average of 3.0 for wholesalers of metal products. Including operations in Canada, our LTIR was 0.27 in 2024. This also compares favorably to the BLS average of 0.9 for wholesalers of metal products.

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

We continue to invest in and expand our comprehensive IT systems. In the U.S., we operate an ERP system, enhanced with differentiating distribution and service functionality. Our International business is on a separate ERP platform. These systems provide for customer and supplier digital integrations optimizing business to business processes, information exchange and e-commerce applications, including our MRCGO™ platform. They further strengthen our ability to provide high levels of service to our customers. Our highly specialized implementation group focuses on the integration of our information systems and implementation of improved business processes with customers during the initiation phase. By maintaining a specialized team, we are able to utilize best practices to implement our technology systems and processes, thereby providing solutions to customers in a more organized, efficient and effective manner. This approach is valuable to large, multi-location customers who have demanding service requirements. We have initiated a new project to replace and modernize our ERP system in the U.S. We are implementing this new ERP system to provide new functionality allowing us to automate and streamline our processes and systems to improve reporting, forecasting and controls. We expect to be fully implemented on the new system by the end of 2025 and estimate total capital spending for the system of approximately $50 million, of which approximately $25 million has already been invested to date.

The preceding paragraph contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include those preceded by, followed by or including the words "expect" and "estimate". Our expectation regarding the full implementation of our new ERP system is only our expectation regarding the timing of the implementation. The actual timing could be impacted by delays in coding, data transfers, training, testing or debugging software constituting the new ERP system or interfaces with other software, progress in structuring or transferring data or outages of IT systems. Our estimate of total capital spend for the ERP project are only our estimates. Implementation timing, unforeseen coding or interface issues, IT system outages or other unforeseen events could impact our actual capital expenditures for the project.

As major gas utilities, along with integrated and large independent energy companies have implemented efficiency initiatives to focus on their core business, many of these companies have begun outsourcing certain of their procurement and inventory management requirements. In response to these initiatives and to satisfy customer service requirements, we offer integrated supply services to customers who wish to outsource all or a part of the administrative burden associated with sourcing and managing PVF and other products. In integrated supply relationships, we offer electronic catalog service through MRCGO™ and often have MRC Global team members on-site full-time at many customer locations. Our integrated supply group offers procurement-related services, physical warehousing services, product quality assurance and inventory ownership and analysis services.

For years, in our valve engineering centers, we have designed and constructed assemblies that combine actuators with the valves we sell. In addition, we have a valve engineering and modification center in La Porte, Texas that provides services. At this facility, we modify valves for customer requirements, weld segments of pipe to the intake/outtake openings of large pipeline valves, add extensions to the valve controls while installing actuators to the valve, hydrotest the valves, paint or coat the valves, x-ray the welds and deliver complete valve/actuation assemblies to our customers for field installations. We have a FastTrack™ service that we provide customers, whereby we supply specified classes of actuated valves in short delivery windows.

Suppliers: We source the products we distribute from a global network of over 7,100 suppliers in 46 countries. Our suppliers benefit from access to our large, diversified customer base and by consolidating customer orders allowing for manufacturing efficiencies. We benefit from stronger purchasing power and preferred vendor programs. Purchases from our 25 largest suppliers in 2024 approximated 46% of our total purchases, with our single largest supplier constituting approximately 5%. We are the largest customer for many of our suppliers, and we source the majority of the products we distribute directly from the manufacturer. The remainder of the products we distribute are sourced from manufacturer representatives, trading companies and, in some instances, other distributors.

We believe our customers and suppliers recognize us as an industry leader in part due to the quality of products we supply and for the formal processes we use to evaluate vendor performance. This vendor assessment process is referred to as the MRC Global Supplier Registration Process, which involves employing individuals who specialize in conducting on-site assessments of our manufacturers and their processes as well as monitoring and evaluating the quality of goods produced. These assessments are aimed at product quality assurance, including all aspects of the manufacturing processes, steel, alloy and material quality, ethical sourcing, product safety and ethical labor practices. The result of this process is the MRC Global approved manufacturer’s listing (“AML”). Products from the manufacturers on this list are supplied across many of the industries we support. Given that many of our largest customers, especially those in our DIET sector, maintain their own formal AML listing, we are recognized as an important source of information sharing with our key customers regarding the results of our on-site assessment. For this reason, together with our commitment to promote high quality products that bring the best overall value to our customers, we often become the preferred provider of AML products to these customers. Many of our customers regularly collaborate with us regarding specific manufacturer performance, our own experience with vendors’ products and the results of our on-site manufacturer assessments. The emphasis that both our customers and suppliers place on the MRC Global AML helps secure our central and critical position in the global PVF supply chain.

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

Our sales model applies a two-pronged approach to address both regional and national customers. Regional sales teams are based in our core geographic regions and are complemented by a global accounts sales team organized by sector or product expertise and focused on large regional, national or global customers. These sales teams are then supported by groups with additional specific service or product expertise, including integrated supply, valves, valve automation and modification, engineering, procurement and construction projects, corrosion resistant products, pipe, measurement equipment and implementation. Our overall sales force is then internally divided into outside and inside sales forces.

Our over 180 account managers and external sales representatives develop relationships with prospective and existing customers in an effort to better understand their needs and to increase the number of our products specified or approved by a given customer. Outside sales representatives may be service center-based outside sales representatives, who focus on customer relationships in specific geographies, or technical outside sales representatives, who focus on specific products and provide detailed technical support to customers. Internationally, for valve sales, the majority of our sales force is comprised of qualified engineers who are able to meet complex customer requirements, select optimal solutions from a range of products to increase customers’ efficiency and lower total product lifecycle costs.

Our inside sales force of over 600 customer service representatives is responsible for processing orders that new and existing customers generate as well as by orders that our outside sales force obtain. The customer service representatives develop order packages based on specific customer needs, interface with manufacturers to determine product availability, ensure on-time delivery and establish pricing of materials and services based on guidelines and predetermined metrics that management establishes.

Seasonality: Our business normally experiences mild seasonal effects in the U.S. as demand for the products we distribute is generally higher during the months of August, September and October. Demand for the products we distribute during the months of November and December and early in the year generally tends to be lower due to a lower level of activity near the end of the calendar year in the industry sectors we serve and due to winter weather disruptions. In addition, certain exploration and production (“E&P”) activities, typically experience a springtime reduction due to seasonal thaws and regulatory restrictions, limiting the ability of drilling rigs to operate effectively during these periods.

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

We have a large customer base of over 8,300 customers. No single customer represents more than 10% of our revenue. For many of our largest customers, we are often their primary PVF provider by sector or geography, their largest or second largest supplier in aggregate or, in certain instances, the sole provider for their procurement needs. We believe that many customers for which we are not the exclusive or comprehensive sole source PVF provider will continue to reduce their number of suppliers in an effort to reduce costs and administrative burdens and focus on their core operations. As such, we believe these customers will seek to select PVF distributors with the most extensive product and service offerings and ability to supply customer needs in the geographies where our customers operate. Furthermore, we believe our business will benefit as companies in the energy industry continue to consolidate and the larger, resulting companies look to larger distributors such as MRC Global as their sole or primary source PVF provider.

Backlog: We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$304	$418	$539
International	254	245	158
	$558	$663	$697

Our backlog as of December 31, 2024 decreased by $105 million, or 16%, when compared to December 31, 2023. This decrease was primarily driven by lower project activity and delayed timing of project orders in our PTI and Gas Utilities sectors within the U.S. segment, and partially offset by an increase in backlog within the International segment primarily driven by projects in Norway. Backlog as of December 31, 2023 decreased by $34 million, or 5%, when compared to December 31, 2022. This decrease was primarily driven by a decrease in the U.S. segment due to reduced projects as a result of destocking by our Gas Utilities sector, and partially offset by an increase within our International segment primarily driven by projects in Norway. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within 12 months.

Competition: We are a leading global PVF distributor to the gas utility, energy and industrial end markets. The broad PVF distribution industry is fragmented and includes large, nationally recognized distributors, major regional distributors and many smaller local distributors. The principal methods of competition include offering prompt local service, fulfillment capability, breadth of product and service offerings, price and total costs to the customer. Our competitors include, among others, large PVF distributors, several regional or product-specific competitors and many local, family-owned and privately held PVF distributors. In addition, most of our suppliers also sell directly to end users.

Human Capital

Team Members. We are a global team in 15 countries dedicated to our customers, our communities and each other. We refer to our employees as "team members". MRC Global team members strive to support each other in times of need, provide excellent service to our customers and uplift the communities where they live and work. As of December 31, 2024, we had over 2,600 team members. Approximately 73% of our team members are in the U.S., and 27% are in our International segment. In the U.S., Norway and Australia, as of December 31, 2024, we had 74 team members that belonged to a union and an additional 165 non-union team members that union negotiated agreements cover. We consider our relationships with our team members to be good.

Compensation. We believe that we provide our team members with a competitive compensation within our industry in the form of wage or salary, depending upon the position. In the U.S., we pay our hourly team members at least $18 per hour beginning in their first year of employment, and in other countries we pay prevailing wages for our industry. In the U.S., U.K. and Australia, we offer a defined contribution retirement plan, and in other countries, we offer similar plans or participate in local government retirement schemes. Likewise in the U.S., we offer team members the opportunity to participate in health, dental and vision benefit plans and in other countries our team members either participate in similar plans or in government provided healthcare schemes. For those positions where short-term incentives, such as annual or quarterly bonuses are applicable, we align our incentives with overall financial results. For profit centers, financial incentives often include adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as a metric that supports our overall financial objectives. For sales and business development personnel, incentives often include gross margin metrics for the team member's location or unit that also support our overall financial objectives. While we align overall incentive payout with financial results, many team members are also incentivized on non-financial performance objectives and safety or operational efficiency goals or project objectives. A team member's objectives are usually set at the beginning of each year with the team member's supervisor.

Team Member Development. MRC Global supports team member growth by offering educational tools and development opportunities to enhance skills and talent. Our Learning & Leadership Development team creates content and training programs on various technical, functional and leadership topics, sourcing input from internal and external subject matter experts. Given our global presence in 15 countries, we maintain a robust web-based learning management system (“LMS”), which provides accessible training resources. These interactive courses are designed to engage team members and align with job responsibilities through curated, role and goal-specific content.

Team member development begins with our onboarding process, which accelerates understanding of MRC Global's business and culture. Regular check-ins focus on shaping high performance and growth. Our team members must complete recurring training on anti-harassment, anti-discrimination, legal compliance, safety and cybersecurity, with automated reminders and manager escalations to encourage timely completion. Additional training covers company procedures, product knowledge, leadership, management, sales skills, Microsoft Office 365 and various IT areas. As part of our digital transformation, we are increasing opportunities for team members to engage with MRCGO™ and other internal digital platforms.

Beyond the LMS, team members have access to targeted live training session that the Company, its suppliers, or customers produce, to deepen job and product knowledge. We track training activities and maintain individual records and development plans. High-potential leaders receive six-month executive coaching, including 360-degree feedback. Additionally, we assess team member satisfaction and engagement through company-wide surveys, which inform action planning at the enterprise, regional and local levels.

MRC Global also offers tuition reimbursement for U.S. team members with more than six months of service, supporting graduate and undergraduate courses aligned with career goals. We provide internships and apprentice programs in select regions, giving emerging talent hands-on experience and the opportunity to apply external learning while developing technical skills for current and future roles.

Culture. We are proud of the role we play in providing safe, productive and fulfilling jobs to our team members. Our core values underpin our culture. They are:

●	Safety Leadership	●	Financial Performance
●	Customer Delight	●	Teamwork
●	Business Ethics	●	Team Member Development
●	Operational Excellence	●	Community/Charity Involvement

All new hires are onboarded with training that covers our culture including mission, vision and core values. Adherence to the core values is also evaluated for every team member as part of our team member development process. We maintain an independent process for confidential reporting of workplace concerns through our toll-free hotline and the ability to bypass management and directly contact the Legal or Human Resource Departments or the Company's Audit Committee regarding concerns.

Inclusive Workforce. Our team members reflect our global and diverse customer base with a diversity of cultures, backgrounds and approaches in our business. We are committed to maintaining a harassment and discrimination-free workplace where every team member feels safe, valued and encouraged regardless of age, gender, race, religion, ethnicity, sexual orientation, veteran status, disabilities or backgrounds. We want every one of our team members to have the opportunity to grow his or her career. While we do not maintain specific diversity quotas, our Human Resources Department actively monitors our hiring and promotion processes, to promote inclusivity, provide the Company with a broad pool of talent and provide opportunities to those that have the skills to do the job and grow. In addition, as part of our succession planning process, we identify high potential team members, which include diverse candidates, that are considered for promotions and developmental assignments.

Monitoring for Success. We monitor our workforce to determine its overall effectiveness by reviewing metrics related to headcount, composition, voluntary and involuntary turnover, diversity, performance per team member (such as revenue per team member or adjusted EBITDA per team member) and selling, general and administrative expense as a percentage of sales. We have a human capital management system that is global in nature to help us manage our team member initiatives and development and continue to enhance the system with surveying, compensation and timekeeping functionality to better improve utility and team member and supervisor experiences.

Sustainability

Our Sustainable Business Model. Our distribution capabilities can flex with the needs of customers and service new customers in new industries and uses. Although the primary customers for our PVF products are gas utility, energy and industrial companies, we also distribute PVF to other end users as well. For instance, in our DIET sector, we distribute PVF to companies engaged in metals and mining, fabrication, power generation, data centers, chemical production, carbon capture, geothermal, hydro, biofuels, offshore wind and other general industrial uses. Our distribution platform can also supply new product lines to existing customers and new industries and uses.

Market Opportunities. As a distributor of PVF, we sell products to existing and new customers that control the flow of liquids and gases in a sustainable manner. Most of the products we provide are used to prevent and minimize accidental leaks of hydrocarbons into the environment. In addition, integrated oil and other energy companies, many of which are our customers, have requirements to reduce their methane and other emissions and consider these targets when designing, constructing, upgrading, maintaining and operating their facilities. In 2023, the EPA finalized a regulation to require the reduction of methane in oil and gas production and hydrocarbon pipelines. In addition, the Inflation Reduction Act of 2022 has provisions that further incentivize oil and gas producers to reduce methane emissions. We sell a number of products that reduce the emissions of gases, including methane. In particular, in 2024, 96% of our sales of valves were low-emission valves that control methane and other emissions. Many of the other valves that we sold were sold into applications such as the transfer of water that do not emit greenhouse gases or environmentally dangerous substances.

MRC Global’s Sustainability Initiatives. The primary way that we can reduce our emissions of greenhouse gases in our operations is to create an efficient supply chain. An efficient supply chain reduces the carbon footprint of transportation for deliveries to our distribution centers and service centers and, ultimately, to our customers. Use of our distribution centers and hub and spoke delivery model allow us to aggregate product across multiple suppliers and customers, which, in turn, prevents each customer from separately creating duplicative supply chains that require fuel for deliveries and resources to manage. We work closely with customers to engage in early planning to reduce supply errors and unnecessary transportation associated with return and replacement material. We increase efficiency through sales on our e-commerce platform (MRCGO™) allowing for direct shipment from our regional distribution centers and negating transportation to our service centers to fulfill orders.

As a distributor, we are engaged in a relatively low amount of manufacturing and assembly, mostly through the actuation and valve modification services that we offer our customers. We do not utilize large amounts of water, and water used for hydrotesting is often recycled. Our energy inputs are primarily electricity for lighting, heating and office and warehouse equipment, natural gas for heating and gasoline for company sales and delivery vehicles. We are reviewing this usage and seeking efficiencies to reduce use of these resources and resulting emissions. We have recycling programs to minimize waste from used pallets, cardboard, office paper and other recyclables. Most of our core products are made of steel. Our carbon steel products are made from recycled steel to varying degrees.

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

Exchange Rate Information

In this report, unless otherwise indicated, foreign currency amounts are converted into U.S. dollar amounts at the exchange rates in effect on December 31, 2024 and 2023 for balance sheet figures. Income statement figures are converted on a monthly basis, using each month’s average conversion rate.

Available Information

Our website is located at www.mrcglobal.com. We make available free of charge on or through our internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

U.S. and global general economic conditions affect many aspects of our business, including demand for the products we distribute. If general economic conditions deteriorate and the business of our customers in one or more of our sectors is negatively impacted, our customers may curtail their capital expenditures and demand for our products may suffer. General economic factors beyond our control that affect our business and customers include (among others) interest rates, recession, inflation, deflation, customer credit availability, consumer credit availability, consumer debt levels, performance of housing markets, energy costs, tax rates and policy, unemployment rates and other economic matters that influence our customers' spending.

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

Given the nature of our business, and consistent with industry practice, we do not have contracts with most of our suppliers. We generally make our purchases through purchase orders. Therefore, most of our suppliers have the ability to terminate their relationships with us at any time. Approximately 46% of our total purchases during the year ended December 31, 2024 were from our 25 largest suppliers. Although we believe there are numerous manufacturers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product and service offerings and our business.

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

If tariffs, quotas and duties on imports into the U.S. of certain of the products that we sell are imposed, we could pay higher prices for the products that we sell; and conversely, if tariffs, quotas or duties are lifted, we could have too many of these products in inventory competing against less expensive imports. Dramatic changes in tariffs, quotas and duties could have an adverse effect on our business.

U.S. law currently imposes tariffs and duties on imports from certain foreign countries of line pipe and certain other products that we sell. In addition, the U.S. President has signed executive orders to impose tariffs on steel imported into the U.S., and a significant portion of the products that we sell are made from steel. If these tariffs are fully implemented and we are unable to pass on the costs of these tariffs to our customers, our gross profits will be reduced. In addition, if our customers’ capital costs are increased, our customers may choose to delay or cancel projects and other purchases that include the products that we sell to them.

If tariffs, duties or quotas are lifted or if the level of imported products otherwise increases, and our U.S. customers accept these imported products, we could be adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.

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

Certain areas in which we operate have been susceptible to more frequent and more severe weather events, such as hurricanes, tornadoes and floods. Our operations may also be subject to natural disasters such as earthquakes, fires, volcanic eruptions and coronal mass ejections (sometimes referred to as solar flares). Weather events, in particular, may be increasing in frequency and severity due to climate change. These events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, vendors and team members. These events can cause physical damage to our service centers and require us to close service centers. Additionally, our sales order backlog and shipments can experience a temporary decline immediately following these events.

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

Our failure to comply with applicable environmental laws could result in fines, penalties, enforcement actions, team member, neighbor or other third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions.

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

Given the nature of our business, and consistent with industry practice, we do not have long-term contracts with many of our customers. In addition, our contracts, including our maintenance, repair and operations (“MRO”) contracts, generally do not commit our customers to any minimum purchase volume. Therefore, a significant number of our customers, including our MRO customers, may terminate their relationships with us or reduce their purchasing volume at any time. Furthermore, the customer contracts that we do have are generally terminable without cause on short notice. Our 25 largest customers represented approximately 60% of our sales for the year ended December 31, 2024. The products that we may sell to any particular customer depend in large part on the size of that customer’s capital expenditure budget in a particular year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of our sales in one fiscal year may represent an immaterial portion of our sales in subsequent fiscal years. The loss of a significant customer, or a substantial decrease in a significant customer’s orders, may have an adverse effect on our sales and revenue. In addition, we are subject to customer audit clauses in many of our multi-year contracts. If we are not able to provide the proper documentation or support for invoices per the contract terms, we may be subject to negotiated settlements with our major customers.

If we are unable to attract and retain our team members or if we lose our key personnel, we may be unable to effectively operate and manage our business or continue our growth.

Our future performance depends to a significant degree upon the continued contributions of our team members and management team and our ability to attract, hire, train and retain team members for our workforce and qualified managerial, sales and marketing personnel. If job openings for qualified personnel exceed the available qualified labor pool in a particular location, we may experience difficulty in attracting and retaining our workforce. We may also need to increase our offered compensation and, thus, increase our costs to attract and retain qualified team members.

We rely on our sales and marketing teams to create innovative ways to generate demand for the products we distribute. The loss or unavailability to us of any member of our management team or a key sales or marketing team member could have an adverse effect on us to the extent we are unable to timely find adequate replacements. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. We may be unsuccessful in attracting, hiring, training and retaining qualified personnel.

Adverse health events, such as a pandemic, could adversely impact our business.

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of team members or local restrictions to combat the disease. In addition, our supply chain that spans 46 countries could be negatively impacted if our suppliers are unable to operate their business. Such an adverse health event could adversely impact our business.

Interruptions in the proper functioning of our information systems could disrupt operations and cause increases in costs or decreases in revenue.

The proper functioning of our information systems is critical to the successful operation of our business. However, our information systems are vulnerable to natural disasters, power losses, telecommunication failures, cyber incidents and other problems. Most of our systems utilize software as a service or operate on third party “cloud” servers. Likewise, Company data is often stored on these servers. If critical information systems, whether operated by the Company or a contracted third party, fail or are otherwise unavailable, our ability to operate our business could be adversely affected. Our ability to integrate our systems with our customers’ systems would also be significantly affected. We maintain information systems controls designed to protect against, among other things, unauthorized program changes and unauthorized access to data on our information systems. If our information systems controls do not function properly, we face increased risks of unexpected errors and unreliable financial data or theft of proprietary Company information.

We are constantly upgrading and modifying our information systems and the related software and hardware. We are also implementing new systems and technology, including a new ERP system in the U.S., to support and grow our business and increase efficiencies. Finally, we must maintain a number of aging information systems for our Company to operate. A failure to properly upgrade, modify, implement or maintain these systems and technology can have an adverse effect on our Company.

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

●

Theft of private information. An unauthorized disclosure of sensitive or confidential supplier, customer or Company information or team member information could cause a theft or unwanted disclosure of data.

●

E-mail or other forms of spoofing or “phishing” whereby third parties attempt to trick or induce team members to provide private information, such as passwords, social security numbers or other identifying information, to allow the third party to fraudulently attempt to invoice the Company, tricking team members into making a payment to an unauthorized party or gain access to the Company’s computer systems.

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

Concentration of our customers in our various industry sectors may impact our overall exposure to credit risk as customers in a sector may be similarly affected by prolonged changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. In times when commodity prices are low, particularly in our PTI sector, our customers with higher debt levels may not have the ability to pay their debts. Other customers may have specific issues regarding their ability to pay their indebtedness. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, these reserves may not be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

We may be unable to successfully execute or effectively integrate mergers and acquisitions.

From time to time, we may selectively pursue acquisitions, including large scale mergers and acquisitions, to continue to grow and increase profitability. However, mergers and acquisitions, particularly of a significant scale, involve numerous risks and uncertainties, including intense competition for suitable merger and acquisition targets, the potential unavailability of financial resources necessary to consummate mergers and acquisitions in the future, increased leverage due to additional debt financing that may be required to complete a merger or acquisition, dilution of our stockholders’ net current book value per share if we issue additional equity securities to finance a merger or acquisition, difficulties in identifying suitable merger or acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities and the need to obtain regulatory or other governmental approvals that may be necessary to complete mergers or acquisitions. In addition, any future mergers or acquisitions may entail significant transaction costs and risks associated with entry into new markets.

Even when mergers or acquisitions are completed, integration of merged or acquired entities can involve significant difficulties, such as:

●	failure to achieve cost savings or other financial or operating objectives with respect to a merger or acquisition;
●	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;
●	difficulties in the integration and retention of customers, suppliers or personnel and the integration and effective deployment of operations or technologies;
●	amortization of acquired assets, which would reduce future reported earnings;
●	possible adverse short-term effects on our cash flows or operating results;
●	diversion of management’s attention from the ongoing operations of our business;
●	integrating personnel with diverse backgrounds and organizational cultures;
●	coordinating sales and marketing functions;
●	failure to obtain and retain key personnel of an acquired business; and
●	assumption of known or unknown material liabilities or regulatory non-compliance issues.

Failure to manage these merger and acquisition risks could have an adverse effect on us.

We have a substantial amount of goodwill and other intangible assets recorded on our balance sheet, partly because of mergers and acquisitions. The amortization of acquired intangible assets will reduce our future reported earnings. Furthermore, if our goodwill or other intangible assets become impaired, we may be required to recognize non-cash charges that would reduce our income.

As of December 31, 2024, we had $407 million of goodwill and other intangible assets recorded on our consolidated balance sheet. A substantial portion of these intangible assets results from prior transactions. The excess of the cost of an acquisition over the fair value of identifiable tangible and intangible assets is assigned to goodwill. The amortization expense associated with our identifiable intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they may not have participated in mergers or acquisitions similar to ours. Thus, the amortization of identifiable intangible assets may not negatively affect their reported earnings to the same degree as ours.

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

We have now and will likely continue to have indebtedness. As of December 31, 2024, we had total debt outstanding of $387 million and excess availability of $460 million under our credit facilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

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

In the event of such shareholder activism - particularly with respect to matters that our Board, in exercising its fiduciary duties, disagrees with, or has determined not to pursue - our business could be adversely affected because responding to activist shareholders actions can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board and our team members. Our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our Board and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, lenders, customers, directors, team members, collaborators or other partners, and the market price of our ordinary shares could also experience periods of increased volatility as a result.

Legal and Liability Risks

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have, and in the future, may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, team members and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. The products we distribute are sold primarily for use in the energy, industrial and gas utility sectors, which are subject to inherent risks that could result in death, personal injury, property damage, pollution, release of hazardous substances or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

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

We are a defendant in lawsuits involving approximately 1,060 claims, arising from exposure to asbestos-containing materials included in products that we are alleged to have distributed. Each claim involves allegations of exposure to asbestos-containing materials by a single individual, his or her spouse or family members. The complaints in these lawsuits typically name many other defendants. In the majority of these lawsuits, little or no information is known regarding the nature of the plaintiffs’ alleged injuries or their connection with the products we distributed. The potential liability associated with asbestos claims is subject to many uncertainties, including negative trends with respect to settlement payments, dismissal rates and the types of medical conditions alleged in pending or future claims, negative developments in the claims pending against us, the current or future insolvency of co-defendants, adverse changes in relevant laws or the interpretation of those laws and the extent to which insurance will be available to pay for defense costs, judgments or settlements. In addition, applicable insurance policies are subject to overall caps on limits, which coverage may exhaust the amount available from insurers under those limits. In those cases, the Company is seeking indemnity payments from responsive excess insurance policies, but other insurers may not be solvent or may not make payments under the policies without contesting their liability. Further, while we anticipate that additional claims will be filed against us in the future, we are unable to predict with any certainty the number, timing and magnitude of future claims. Therefore, pending or future asbestos litigation may ultimately have a material adverse effect on us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Item 3—Legal Proceedings” for more information.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect the Company’s transactions. As part of our business, we may deal with state-owned business enterprises, the team members of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the United Kingdom Bribery Act and other laws extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and we have identified a material weakness in the operating effectiveness of our internal control over financial reporting related to inventory that, if not remediated, could cause us to suffer a loss of confidence in our financial reporting, which could harm our business and result in a decline in the price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires us to annually evaluate our internal controls systems over financial reporting. This is not a static process as we may change our processes each year or acquire new companies that have different controls than our existing controls. Upon completion of this process each year, we may identify control deficiencies of varying degrees of severity under applicable U.S. Securities and Exchange Commission (“SEC”) rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal controls over financial reporting with respect to the operating effectiveness of the Company's inventory cycle count control of our North American inventory for the year ended December 31, 2024. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements, and we are remediating the material weakness. See “Item 9A—Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting.”

A failure to maintain adequate internal controls over financial reporting or to remediate any deficiencies in those controls, including the material weakness described above, could cause us to suffer a loss of confidence in the reliability of our financial statements. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls over financial reporting could result in a decline in the price of our common stock. In addition, if we fail to maintain adequate controls or remedy any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements for prior periods, we may be unable to timely deliver accurate financial statements to our lenders under our Term Loan and asset-based lending facilities, which could result in an event of default, and we may face restricted access to the capital markets.

Compliance with and changes in laws and regulations in the countries in which we operate could have a significant financial impact and affect how and where we conduct our operations.

Excluding Canada, we have operations in the U.S. and in 14 other countries. Expected and unexpected changes in the business and legal environments in the countries in which we operate can impact us. Compliance with and changes in laws, regulations and other legal and business issues could impact our ability to manage our costs and to meet our earnings goals. Compliance related matters could also limit our ability to do business in certain countries. Changes that could have a significant cost to us include new legislation, new regulations, or a differing interpretation of existing laws and regulations, changes in tax law or tax rates, the unfavorable resolution of tax assessments or audits by various taxing authorities, changes in trade and other treaties that lead to differing tariffs and trade rules, the expansion of currency exchange controls, export controls or additional restrictions on doing business in countries subject to sanctions in which we operate or intend to operate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

MRC Global develops, implements and maintains cybersecurity measures to safeguard our data and IT systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration incorporates cybersecurity considerations as an integral part of our decision-making processes at every level within our Company. In addition, our Company has a cross-functional approach to addressing cybersecurity risk, with operations, legal, risk, finance, IT, human resources and corporate audit functions engaged in various aspects of the management of cybersecurity risks. Our cybersecurity risk management is global, with technical operations coverage and visibility across our worldwide operations. In 2023, we leveraged the National Institute of Standards and Technology ("NIST") standard to update our IT policies. In 2024, we achieved our goal to be aligned with NIST 800.53 (Revision 5). We have established a Cybersecurity Committee which is tasked with understanding and mitigating information security risks by completing regular reviews and approvals of our information security program and addressing any cybersecurity risks in alignment with our business objectives and operational needs. The Cybersecurity Committee meets periodically as needed and includes our chief executive officer ("CEO"), chief information security officer ("CISO"), chief information officer ("CIO"), chief financial officer ("CFO") and our general counsel, who has earned a CERT certificate in cybersecurity from Carnegie Mellon and began his career as a computer programmer/analyst. All of the Cybersecurity Committee members are also members of our Risk Management Committee.

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

Oversight of Third Party Risk

Because we are aware of the risks associated with third-party service providers, we have processes to monitor or oversee our third-party providers as they manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to determine whether our third-party providers continue to meet our cybersecurity standards and risk profile. Our Company has a team of information security team members and vendors who monitor and maintain oversight of third parties, which includes quarterly assessments by our head of information security. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Governance

Board of Directors Oversight

As part of our board of director's (our "Board's") role as independent oversight of the key risks facing our Company, the Board devotes regular and thorough attention to our data, IT systems and their continuing development (including the Company’s e-commerce strategy and its implementation) and protection of our data and IT systems. This oversight includes reviews of business resilience, compliance, cybersecurity and information security risk. Our Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established oversight mechanisms to provide governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Board oversees the Company’s approach to cybersecurity staffing, policies, processes and practices to gauge and address the risks associated with our data and IT systems’ protection. Our Board has tasked its Governance & Sustainability Committee with leading and assisting the full Board in its oversight of the Company’s efforts to protect its data and IT systems. Our Chair of the Governance & Sustainability Committee has extensive public company leadership experience in the refining and pipeline transportation industries. He also has served on other company boards, providing him with deep governance experience. Our Board and Governance & Sustainability Committee each receive regular quarterly presentations and reports throughout the year from members of the Cybersecurity Committee on our cybersecurity threats, audits and exercises to determine the sufficiency of defenses against cybersecurity threats, training and resilience and metrics. The presentations and reports also include regulatory developments, policies and practices and information on security resources and organization.

Management's Role Managing Risk Our CISO and CIO play a pivotal role in informing and providing comprehensive briefings on cybersecurity risks to the Governance & Sustainability Committee. Each quarter, the Governance & Sustainability Committee receives a report from a member of the Cybersecurity Committee, including reports from our head of information security, providing information on a broad range of topics, including: ● Current cybersecurity and information security landscape and emerging threats ● Status of ongoing cybersecurity initiatives and strategies including protective measures and controls ● Table top exercises results ● Penetration testing and phishing test results ● Incident reports and learnings from any cybersecurity events ● Compliance with regulatory requirements and industry standards ● Key metrics for both device security and data security In addition to our scheduled meetings, the Governance & Sustainability Committee and Cybersecurity Committee members maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain and report the same to our Board to allow its oversight to be proactive and responsive. The Governance & Sustainability Committee’s active involvement allows cybersecurity considerations to be integrated into the broader strategic objectives of MRC Global. The Governance & Sustainability Committee conducts periodic reviews of the Company's cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CISO, who reports to our CIO, who in turn reports to our CFO. All three are members of the Cybersecurity Committee. With over 15 years of experience in the field of cybersecurity, our CISO provides the Company with expertise in this role. His background includes extensive experience as a prior enterprise head of information security for a large institution. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our cybersecurity governance programs, phishing and penetration tests and tabletop exercises, our compliance with standards, remediates known risks, responds to cyber threats and attempted attacks and leads our team member training program.

Monitor Cybersecurity Incidents

Our CISO is continually informed about the latest developments in cybersecurity, including potential threats and evolving risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the head of information security is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Our CISO regularly informs our CFO, general counsel and CEO of all aspects related to cybersecurity risks and incidents. Through these reports, the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, material cybersecurity incidents, significant cybersecurity matters and strategic risk management decisions are escalated to our Board and its Governance & Sustainability and Audit Committees to allow them to have oversight and provide guidance on critical cybersecurity issues.

ITEM 2.	PROPERTIES

The Company operates a hub and spoke model that includes six distribution centers in the U.S., 78 service center locations, which have inventory and 11 valve engineering centers, which are housed in distribution or service centers. We own less than 3% of our service center locations as we primarily lease these facilities. All of our distribution centers are leased.

Outside the U.S. and excluding Canada, we operate through a network of 25 service center locations located throughout Europe, Asia, Australasia and the Middle East, and seven distribution centers in the United Kingdom, Norway, Singapore, the Netherlands, the United Arab Emirates and Australia. Fifteen valve engineering centers are housed within our distribution centers and service center locations. We own our Brussels location, and the remainder of our locations are leased.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies—Legal Proceedings” and “Note 18—Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and the title of each of our executive officers as of March 14, 2025, are listed below.

Robert J. Saltiel, Jr., age 62, has served as our president and CEO and a member of our board of directors since March 2021. Prior to this, he served as president and CEO of Key Energy Services from 2018 to 2019 and of Atwood Oceanics from 2009 to 2017. Mr. Saltiel held positions of increasing leadership in strategy, operations and marketing at Transocean from 2003 to 2009. Mr. Saltiel’s prior experience includes positions at Nabors Industries, Enron Corp., McKinsey & Co. and ExxonMobil. Mr. Saltiel received a B.S. in chemical engineering from Princeton University in 1985 (magna cum laude) and an MBA from Northwestern University in 1990.

Kelly Youngblood, age 59, has served as our executive vice president and chief financial officer since March 2020 and executive vice president since November 2019. Prior to joining the Company, Mr. Youngblood served as executive vice president and chief financial officer of BJ Services from December 2017 to November 2019 and prior to that was the senior vice president and chief financial officer at Diamond Offshore Drilling, Inc. from 2016 to 2017. He has also held a variety of finance and accounting positions of increasing responsibility at Halliburton, including vice president of investor relations. Mr. Youngblood is a Certified Public Accountant and received a B.A. in Accounting from Cameron University.

Daniel J. Churay, age 62, has served as our executive vice president – corporate affairs, general counsel, and corporate secretary since May 2012. In his current role, Mr. Churay manages the Company’s legal, risk and compliance, external and government affairs and certain shared services functions. He also acts as corporate secretary to the Board. Mr. Churay joined the Company in August 2011 as executive vice president and general counsel, and he served as our chief human resources officer from 2012 until 2021. Mr. Churay's prior experience includes positions at Rex Energy, Yellow Corporation, Baker Hughes and Norton Rose Fulbright. Mr. Churay received a bachelor’s degree in economics from the University of Texas and a juris doctorate from the University of Houston Law Center.

Grant Bates, age 53, is our senior vice president of North America operations and e-commerce since July 2021. Before that he served as senior vice president of strategy, corporate development and e-commerce since April 2020. Prior to that he served as senior vice president of operations, International and Canada, and operational excellence. Prior to January 2019, Mr. Bates was our senior vice president and chief information officer since April 2016. Mr. Bates previously led our Canada region since March 2014 and prior to that served in various roles with the Company and one of its predecessors. Mr. Bates holds a B.E. in mechanical engineering from the University of Newcastle, a graduate diploma in management and a Master of Business Administration from Deakin University.

Shweta Kurvey-Mishra, age 45, serves as our senior vice president and chief human resources officer since January 2023. Prior to joining MRC Global, Ms. Kurvey-Mishra was the vice president - organization and talent development from 2020 until 2022 and senior people director from 2019 to 2020 at Waste Management, an environmental services company. Prior to this she served as vice president of human resources of Silver Eagle Distributors from 2017 to 2019. Ms. Kurvey-Mishra previously held various senior management positions including director of diversity and inclusion at Illinois Tool Works. She holds a bachelor's degree in Commerce (Business) from the University of Mumbai in India and earned her Masters in Organizational Communication and Masters in Human Resources and Labor Relations from Michigan State University.

Jack McCarthy, age 59, has served as our senior vice president of supply chain management, quality and technical sales since July 2020. He leads an international team of product experts, supply chain professionals and inventory specialists, and is responsible for the management of the global PVF supply chain. Jack has held a variety of leadership roles in his career at MRC Global including various supply chain vice president positions focused on carbon steel, pipe fittings and flanges and valves from 2011 until 2020. Prior to joining MRC Global with its acquisition of LaBarge Pipe and Steel, he held roles in business development, sales and sales management in the industrial distribution industry. Mr. McCarthy is a graduate of the University of Illinois at Urbana-Champaign and is a former vice president and board member of the National Association of Steel Pipe Distributors.

Emily Shields, age 49, has served as our senior vice president of sustainability and assistant general counsel since June 2022. She served as vice president - ESG, assistant general counsel and compliance officer from 2021 until 2022, as assistant general counsel and compliance officer from 2020 until 2022 and as senior counsel from 2013 until 2020. Prior to joining MRC Global in 2013, Ms. Shields practiced litigation at the law firm of Morgan Lewis & Bockius L.L.P. She holds a bachelor's degree in speech communication from Texas A&M University and received her juris doctorate from South Texas College of Law.

Steve Smith, age 57, has served as our senior vice president of international operations since January 2022. Prior to that he served as vice president of Europe, Middle East and Africa from 2018 until 2022 and has held multiple sales and operations leadership roles at MRC Global and one of its predecessors, Transmark.

Gillian Anderson, age 39, has served as our vice president and chief accounting officer since July 2021. Prior to that role, she held various positions with Ernst & Young LLP, including audit senior manager, from 2007 until 2021. Ms. Anderson is a Certified Public Accountant and a chartered accountant through the Institute of Chartered Accountants of Scotland. She holds a Master in Arts in accountancy and finance (with honors) from the University of Aberdeen (Scotland).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 7, 2025, there were 101 holders of record of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MRC”.

Our Board has not declared any dividends on common stock during 2024 or 2023 and currently has no intention to declare any dividends on common stock.

The Company’s Global ABL Facility and Term Loan restrict our ability to declare cash dividends under certain circumstances. Any future dividends declared would be at the discretion of our Board and would depend on our financial condition, results of operations, cash flows, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Issuer Purchases of Securities

In January 2025, the Company's Board of Directors authorized a new $125 million share repurchase program, which expires on January 2, 2028. Under the repurchase program, the Company may purchase its outstanding common shares through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The program may be modified, discontinued or suspended at any time without prior notice.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the VanEck Oil Services Exchange-Traded Fund ("OIH"). The total shareholder return assumes $100 invested on December 31, 2019, in MRC Global Inc., the S&P 500 Index and the VanEck Oil Services Exchange-Traded Fund. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Annual Report on Form 10-K) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will”, “expect”, “intended”, “anticipated”, “believe”, “project”, “forecast”, “propose”, “plan”, “estimate”, “enable”, and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the energy, industrial and gas utilities industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Item 1A. Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	an increase in the price of goods sold if tariffs are imposed or a decline in demand for certain of the products we distribute if tariffs and duties on these products are lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;
●	inability to attract and retain our team members or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the potential share price volatility and costs incurred in response to any shareholder activism campaigns;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●

risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act and a material weakness related to our inventory cycle count control if it remains unremediated; and

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

Overview

We are the leading global distributor of pipe, valves, fittings ("PVF") and other infrastructure products and services to diversified energy, industrial and gas utility sectors. We provide innovative supply chain solutions, technical product expertise and a robust digital platform to customers globally through our leading position across each of our diversified end-markets including the following sectors:

●	Gas Utilities: gas utilities (storage and distribution of natural gas)
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	PTI: production and transmission infrastructure (exploration, production, extraction, gathering, processing and transmission of oil and gas)

We offer approximately 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 7,100 suppliers. With over 100 years of history, our over 2,600 team members serve over 8,300 customers through 197 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often deploy pipe near customer locations.

Our customers use the PVF and other infrastructure products that we supply in mission critical process applications that require us to provide a high degree of product knowledge, technical expertise and comprehensive value-added services to our customers. We seek to provide best-in-class service and a one-stop shop for customers by satisfying the most complex, multi- site needs of many of the largest companies in the energy, industrial and gas utilities sectors as their primary PVF supplier. We believe the critical role we play in our customers' supply chain, together with our extensive product and service offerings, broad global presence, customer-linked scalable information systems and efficient distribution capabilities, serve to solidify our long-standing customer relationships and drive our growth. As a result, we have an average relationship of approximately 35 years with our 25 largest customers.

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

MRC Global Sale of Canada Business

On March 14, 2025, the Company completed its sale of its Canadian operations to EMCO Corporation, and we plan to use the proceeds for reduction of debt. As a result of the expected sale, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. The historical results of the Canada segment have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheets as of December 31, 2024 and 2023. Additional disclosures regarding the sale of our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Recent Trends and Outlook

In January 2025, a new U.S. President took office for the second time, and a new U.S. Congress was seated. The new President has executed a number of executive orders that terminate U.S. participation in the Paris Climate Agreement and purport to support U.S. oil and gas producers, reduce U.S. focus on alternative energy sources and lessen the regulatory burden on businesses. The President and his party have also announced an aggressive policy agenda to raise tariffs on imported goods, maintain and enhance expiring tax code changes that are due to expire in 2025, including a series of reduced tax rates, modify the relationships between the U.S. and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are passed, executive actions are taken, or federal regulatory action is enacted, it is unclear what impact these policies will have on our business. While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, increase our U.S. business activity and the sales of products from our U.S. suppliers, it is not clear that all impacts will be positive. Oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. In addition, it is unclear how potential U.S. government actions will impact financial support for carbon capture and utilization projects that many companies, including oil and gas producers, participate or how tariffs may impact the cost of our new purchases of inventory for our customers. The President has imposed significant tariffs on steel products, which have taken effect in mid-March 2025. A significant portion of the products that we sell are made from steel. In addition, the President has announced significant tariffs on products from China, Canada and Mexico. A portion of the products that we sell are sourced from China, including certain valve sub-assemblies that are finished in the U.S. The tariffs on products from Canada and Mexico have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. The short-term impacts of tariffs on our business depends upon whether we can pass price increases to cover the tariffs to our customers. Longer-term, if tariffs significantly raise the price of infrastructure buildouts to our customers, our customers may delay or cancel projects, depressing demand for our products. Even so, a significant portion of our U.S. inventory and products are domestically made but some products, such as valves, often have a significant portion of non-U.S. components, and we do import some valve and other products. However, in the absence of specifics on some policies and the rapidly changing tariff landscape and given the government's generally supportive stance for the oil and gas industry, we are cautiously optimistic that these policies will be supportive of our business.

We continue to support our customers in the gas utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. For the year ended 2024, 69% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities

Gas Utilities continues to be our largest sector, making up 37% of our total Company revenue, with an 8% decrease in revenue compared to 2023. Although the long-term growth fundamentals of this sector remain intact, several key gas utilities customers have been focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. Higher interest rates and inflation in construction costs have also caused customers to delay project activity. Although we have experienced lower sales activity in this sector compared to prior year, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our gas utility customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2023, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases, we do not anticipate this to have a significant impact as customers will generally reallocate their budgets toward integrity upgrade projects. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others.

Downstream, Industrial and Energy Transition (DIET)

DIET generated 32% of our total Company revenue for 2024 and decreased 7% from 2023. We expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to maintenance, repair and operations ("MRO") activities, project turnaround activity in refineries and chemical plants and new energy transition related projects. This sector has a significant amount of project activity, which can create substantial variability between quarters.

Table of Content

The energy transition portion of our business is a small portion of our DIET business today, but it is expected to have meaningful growth in the coming years. The outlook for energy transition projects is supported by government incentives and policies such as those in the Inflation Reduction Act of 2022; however, the impact of the new presidential administration on these incentives and policies is unclear. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. However, as U.S. government support may wane for these projects, we are monitoring our customers plans for and the pace of development of these projects.

Production and Transmission Infrastructure (PTI)

The PTI sector of our business, which consists of the traditional upstream and midstream oil and gas markets, is the most cyclical, and in 2024 this sector represented 31% of our company revenues. The PTI sector revenue decreased 9% in 2024 compared to 2023. During 2024, Brent crude oil price averaged $80.52 per barrel and West Texas Intermediate ("WTI") oil prices averaged $76.63 per barrel. Although, oil prices have recently declined from earlier highs seen in the last few years, OPEC+ production cuts have maintained prices at levels that support continued growth in drilling and completion activity by our customers. Natural gas prices also drive customer activity, and have experienced recent volatility and declines, and if prices remain low, it could negatively impact our business.

Recent industry reports have signaled potential risk in oil prices and projected lower customer spending levels in 2025, due to current supply and demand projections. However, larger public exploration and production companies are expected to drive a higher percentage of the activity in 2024, which bodes well for our Company as our revenue for these sectors is driven primarily from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of smaller peers could bode well for us in the coming years due to our current relationships with the acquiring companies.

To the extent completion activity and related production increase, this could have the impact of improving our revenue opportunities in our PTI sector. New well completions and higher production levels drive the need for additional surface equipment and gathering and processing infrastructure, benefitting this sector's revenue. The majority of the revenue in this sector is driven by large independents and major exploration and productions companies, which are expected to strongly influence the increase in capital spending in the coming years for this sector. This group of customers make up the majority of our sales within the PTI sector.

Supply Chain and Labor

Inflation for the majority of our products has eased during 2024. If the U.S. imposes wide-spread tariffs on our products, prices for products will likely increase, and we would seek to pass these increases on to our customers. Wide-spread tariffs could also re-ignite inflation. To the extent further pricing fluctuations impact our products, the effect on our revenue and cost of goods sold, which is determined using the last-in first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur.

Many customers, especially in our Gas Utilities sector, are focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. We have also been able to reduce our inventory levels due to this normalization in supply chain. We expect that these customers will begin to normalize their purchasing patterns in 2025.

There has been little impact to our supply chain directly from the conflict in Ukraine. However, geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly valves and meters.

Occasionally, the United States imposes tariffs on imports of some products that we distribute. Although these actions generally cause the price we pay for products to increase, we are generally able to leverage long-standing relationships with our suppliers and the volume of our purchases to receive market competitive pricing. In addition, our contracts with customers generally allow us to react quickly to price increases through mechanisms that enable us to pass those increases along to customers as they occur. These issues are dynamic and continue to evolve. To the extent our products are further impacted by pricing fluctuations caused by tariffs and quotas, the ultimate impact on our revenue and cost of sales, which is determined using the last-in, first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility.

Although improving, we are being impacted by labor constraints as lower unemployment rates have created increased competition among companies to attract and retain personnel, which has increased our selling, general and administrative expense. We have experienced some easing in labor market competition, but competition has remained. We proactively monitor market trends in the areas where we have operations and, due to our efficient sourcing practices, have experienced little to no disruption supporting our customers.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$304	$418	$539
International	254	245	158
	$558	$663	$697

Our backlog as of December 31, 2024 decreased by $105 million, or 16%, when compared to December 31, 2023. This decrease was primarily driven by lower project activity and delayed timing of project orders in our PTI and Gas Utilities sectors within the U.S. segment, and partially offset by an increase in backlog within the International segment primarily driven by projects in Norway. Backlog as of December 31, 2023 decreased by $34 million, or 5%, when compared to December 31, 2022. This decrease was primarily driven by a decrease in the U.S. segment due to reduced projects as a result of destocking by our Gas Utilities sector, and partially offset by an increase within our International segment primarily driven by projects in Norway. There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within 12 months.

Key Industry Indicators

The following table sets forth key industry indicators for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Average Rig Count (1):
United States	599	687	723
International	948	948	851
Total Worldwide	1,547	1,635	1,574

Average Commodity Prices (2):
WTI crude oil (per barrel)	$76.63	$77.58	$94.90
Brent crude oil (per barrel)	$80.52	$82.49	$100.93
Henry Hub natural gas ($/MMBtu)	$2.19	$2.53	$6.45

U.S. Wells Completed (2)	11,659	12,810	13,088
3:2:1 Crack Spread (3)	$22.77	$31.52	$36.79

(1)	Source-Baker Hughes (www.bakerhughes.com) (Total rig count includes oil, natural gas and other rigs.)
(2)	Source-Department of Energy, EIA (www.eia.gov) (As revised)
(3)	Source-Bloomberg

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022

MRC Global’s fiscal years are the same as calendar years. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, a reference to a year means the year ended December 31 of the specified year.

The breakdown of our sales by sector for 2024, 2023 and 2022 was as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
Gas Utilities	$1,098	37%	$1,193	36%	$1,248	39%
DIET	970	32%	1,040	32%	984	31%
PTI	943	31%	1,033	32%	965	30%
	$3,011	100%	$3,266	100%	$3,197	100%

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For 2024 and 2023, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Sales:
U.S.	$2,530	$2,845	$(315)	(11)%
International	481	421	60	14%
Consolidated	$3,011	$3,266	$(255)	(8)%

Operating income (loss):
U.S.	$108	$174	$(66)	(38)%
International	31	21	10	48%
Corporate and other (1)	(4)	(7)	3	(43)%
Consolidated	$135	$188	$(53)	(28)%

Interest expense	(26)	(32)	6	(19)%
Other, net	(4)	(2)	(2)	N/M
Income from continuing operations before income taxes	105	154	(49)	(32)%
Income tax expense	(27)	(39)	12	(31)%
Net income from continuing operations	78	115	(37)	(32)%
Loss from discontinued operations, net of tax	(23)	(1)	(22)	N/M
Net income	55	114	(59)	(52)%
Series A preferred stock dividends	20	24	(4)	(17)%
Loss on repurchase and retirement of preferred stock	9	—	9	N/M
Net income attributable to common stockholders	$26	$90	$(64)	(71)%

Gross Profit	$620	$670	$(50)	(7)%
Adjusted Gross Profit (2)	$659	$712	$(53)	(7)%
Adjusted EBITDA (2)	$202	$251	$(49)	(20)%

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-27 herein.

Sales. Sales reflect consideration we are entitled to for goods and services when control of those goods and services is transferred to our customers. Our sales were $3,011 million for 2024, as compared to $3,266 million for 2023, a decrease of $255 million, or 8%. The decrease included an unfavorable impact of less than $1 million from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales decreased to $2,530 million for 2024 from $2,845 million for 2023. This $315 million, or 11%, decrease was driven by a $135 million decrease in the PTI sector, a $93 million decrease in the Gas Utilities sector, and an $87 million decrease in DIET sector sales.

International Segment—Our International sales increased $60 million to $481 million for 2024 from $421 million for 2023. The 14% increase is driven by the PTI and DIET sectors.

Gross Profit. Our gross profit was $620 million (20.6% of sales) for 2024, as compared to $670 million (20.5% of sales) for 2023. The $50 million decrease was primarily attributable to reduced sales. As compared to average cost, our last-in first-out ("LIFO") inventory costing methodology decreased cost of sales by $2 million in 2024 compared to a $2 million increase in cost of sales in 2023.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $659 million (21.9% of sales) for 2024 from $712 million (21.8% of sales) for 2023, a decrease of $53 million. The decrease was primarily due to reduced sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2024	of Revenue*	2023	of Revenue
Gross profit, as reported	$620	20.6%	$670	20.5%
Depreciation and amortization	21	0.7%	19	0.6%
Amortization of intangibles	19	0.6%	21	0.6%
(Decrease) increase in LIFO reserve	(2)	(0.1)%	2	0.1%
Transaction costs	1	0.0%	—	0.0%
Adjusted Gross Profit	$659	21.9%	$712	21.8%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Costs such as salaries, wages, employee benefits, rent, utilities, communications, insurance, fuel and taxes (other than state and federal income taxes) that are necessary to operate our service center and corporate operations are included in SG&A. Our SG&A expenses were $485 million (16.1% of sales) for 2024, as compared to $482 million (14.8% of sales) for 2023. The $3 million increase in SG&A was primarily driven by higher legal and consulting costs associated with shareholder activism response.

Operating Income. Operating income was $135 million for 2024, as compared to $188 million income for 2023, a decrease of $53 million due to the decrease in revenues and the increase in SG&A expenses.

U.S. Segment—Our U.S. segment had operating income of $108 million for 2024 as compared to operating income of $174 million for 2023. The $66 million decrease was primarily attributable to lower sales across all sectors.

International Segment—Our International segment had operating income of $31 million for 2024 as compared to operating income of $21 million in 2023. The $10 million increase in operating income was primarily attributable to higher revenues.

Corporate and other—We had an operating loss of $4 million for 2024 as compared to an operating loss of $7 million in 2023. The $3 million decrease in operating loss was primarily attributable to lower corporate overhead allocation expenses.

Interest Expense. Our interest expense was $26 million for 2024, as compared to $32 million expense for 2023. The decrease of $6 million was primarily due to lower interest expense as a result of paying off a prior term loan in the second quarter of 2024.

Other, net. Our other expense was $4 million for 2024, as compared to other expense of $2 million for 2023. Other expense primarily related to foreign exchange losses.

Income Tax Expense. Our income tax expense was $27 million for 2024, as compared to an expense of $39 million for 2023. Our effective tax rates were 26% and 25% for 2024 and 2023, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for 2024 was unfavorably impacted by foreign currency gains.

Net Income from Continuing Operations. Our net income from continuing operations was $78 million for 2024, as compared to net income from continuing operations of $115 million for 2023, a decrease of $37 million due to lower revenues.

Loss on Repurchase and Retirement of Preferred Stock. In 2024, we repurchased the Series A Preferred Stock for a total payment of $361 million resulting in a total loss of $9 million related to the repurchase and retirement of the Preferred Stock on the consolidated statement of operations.

Loss from Discontinued Operations, net of tax. Our loss from discontinued operations, net of tax, was $23 million for 2024 as compared to a loss of $1 million for 2023. The increase in loss of $22 million was primarily attributable to the loss recognized on the discontinued operation being classified as held for sale of approximately $22 million. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $202 million for 2024, as compared to $251 million for 2023. Our Adjusted EBITDA decreased $49 million over that period primarily due to decreased revenue.

We define Adjusted EBITDA as net income from continuing operations plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles net income from continuing operations, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2024	2023
Net income	$55	$114
Loss from discontinued operations, net of tax	23	1
Net income from continuing operations	78	115
Income tax expense	27	39
Interest expense	26	32
Depreciation and amortization	21	19
Amortization of intangibles	19	21
Transaction costs	1	—
Facility closures	1	—
Severance and restructuring	2	—
Non-recurring IT related professional fees	1	1
(Decrease) increase in LIFO reserve	(2)	2
Equity-based compensation expense	16	14
Non-recurring other legal and consulting costs	1	-
Activism response legal and consulting costs	4	1
Write off of debt issuance costs	1	—
Customer settlement	—	3
Asset disposal	1	1
Foreign currency losses	5	3
Adjusted EBITDA	$202	$251

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For 2023 and 2022, the following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Sales:
U.S.	$2,845	$2,823	$22	1%
International	421	374	47	13%
Consolidated	$3,266	$3,197	$69	2%

Operating income (loss):
U.S.	$174	$127	$47	37%
International	21	14	7	50%
Corporate and other (1)	(7)	(6)	(1)	17%
Consolidated	$188	$135	$53	39%

Interest expense	(32)	(24)	(8)	33%
Other, net	(2)	(6)	4	(67)%
Income from continuing operations before income taxes	154	105	49	47%
Income tax expense	(39)	(35)	(4)	11%
Net income from continuing operations	115	70	45	64%
(Loss) income from discontinued operations, net of tax	(1)	5	(6)	N/M
Net income	114	75	39	52%
Series A preferred stock dividends	24	24	—	N/M
Net income attributable to common stockholders	$90	$51	$39	76%

Gross Profit	$670	$584	$86	15%
Adjusted Gross Profit (2)	$712	$689	$23	3%
Adjusted EBITDA (2)	$251	$255	$(4)	(2)%

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 29-30 herein.

Sales. Our sales were $3,266 million for 2023, as compared to $3,197 million for 2022, an increase of $69 million, or 2%. The increase included an unfavorable impact of $7 million from the weakening of foreign currencies in areas where we operate relative to the U.S. dollar.

U.S. Segment—Our U.S. sales increased to $2,845 million for 2023 from $2,823 million for 2022. This $22 million, or 1%, increase was driven by a $47 million and a $32 million increase in PTI and DIET sector sales, respectively, partially offset by a $57 million decline in the Gas Utilities sector.

International Segment—Our International sales increased $47 million to $421 million for 2023 from $374 million for 2022. The 13% increase is primarily driven by the DIET and PTI sectors.

Gross Profit. Our gross profit was $670 million (20.5% of sales) for 2023, as compared to $584 million (18.3% of sales) for 2022. The $86 million increase was primarily attributable to our LIFO inventory costing methodology. As compared to average cost, our LIFO inventory costing methodology resulted in a $2 million increase in cost of sales in 2023 compared to a $66 million increase in cost of sales in 2022. Additionally, the increase in gross profit was driven by improved margins on gas products and valves, automation, measurement and instrumentation sales, along with specific high-margin line pipe sales.

Adjusted Gross Profit. Adjusted Gross Profit increased to $712 million (21.8% of sales) for 2023 from $689 million (21.6% of sales) for 2022, an increase of $23 million. The increase was primarily due to improved margins on gas products and valves, automation, measurement and instrumentation sales, along with specific high-margin line pipe sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles gross profit, as derived from our consolidated financial statements, with Adjusted Gross Profit, a non-GAAP financial measure (in millions):

	Year Ended December 31,
		Percentage		Percentage
	2023	of Revenue	2022	of Revenue*
Gross profit, as reported	$670	20.5%	$584	18.3%
Depreciation and amortization	19	0.6%	18	0.6%
Amortization of intangibles	21	0.6%	21	0.7%
Increase in LIFO reserve	2	0.1%	66	2.1%
Adjusted Gross Profit	$712	21.8%	$689	21.6%

*Does not foot due to rounding

SG&A Expenses. Our SG&A expenses were $482 million (14.8% of sales) for 2023, as compared to $449 million (14.0% of sales) for 2022. The $33 million increase in SG&A was driven by higher employee-related costs.

Operating Income. Operating income was $188 million for 2023, as compared to $135 million income for 2022, an increase of $53 million due to higher revenues.

U.S. Segment—Our U.S. segment had operating income of $174 million for 2023 as compared to operating income of $127 million for 2022. The $47 million increase was attributable to higher revenues and improved gross profit percentage due to product mix.

International Segment—Our International segment had operating income of $21 million in 2023 as compared to operating income of $14 million in 2022. The $7 million increase in operating income was primarily attributable to higher revenues.

Corporate and other—We had an operating loss of $7 million for 2023 as compared to an operating loss of $6 million in 2022 related to corporate and other activity. The $1 million increase in operating loss was primarily attributable to higher corporate overhead allocation expenses.

Interest Expense. Our interest expense was $32 million for 2023, as compared to $24 million expense for 2022. The increase of $8 million was primarily due to higher benchmark interest rates.

Other, net. Our other expense was $2 million for 2023, as compared to other expense of $6 million for 2022. The decrease in other expense was primarily related to foreign exchange rate impacts following the completion of an intercompany debt restructuring project.

Income Tax Expense. Our income tax  expense of  $39 million for 2023, as compared to an  expense of  $35 million for 2022. Our effective tax rates were  25% and  33% for 2023 and 2022, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for 2023 was favorably impacted by a net reduction in valuation allowance provision.

Net Income from Continuing Operations. Our net income from continuing operations was $115 million for 2023, as compared to net income from continuing operations of $70 million for 2022, an increase of $45 million due to higher revenues and improved margins.

(Loss) income from Discontinued Operations, net of tax. Our loss from discontinued operations, net of tax, was $1 million for 2023, as compared to income of $5 million for 2022. The decrease of $6 million was primarily attributable to decreased revenues. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $251 million for 2023, as compared to $255 million for 2022. Our Adjusted EBITDA decreased $4 million over that period primarily due to increased SG&A expenses.

We define Adjusted EBITDA as net income from continuing operations plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles net income from continuing operations, as derived from our consolidated financial statements, with Adjusted EBITDA, a non-GAAP financial measure (in millions):

	Year Ended December 31,
	2023	2022
Net income	$114	$75
Loss (income) from discontinued operations, net of tax	1	(5)
Net income from continuing operations	115	70
Income tax expense	39	35
Interest expense	32	24
Depreciation and amortization	19	18
Amortization of intangibles	21	21
Severance and restructuring	—	1
Non-recurring IT related professional fees	1	—
Increase in LIFO reserve	2	66
Equity-based compensation expense	14	13
Activism response legal and consulting costs	1	—
Customer settlement	3	—
Asset disposal	1	—
Foreign currency losses	3	7
Adjusted EBITDA	$251	$255

Financial Condition and Cash Flows

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities from continuing operations	$268	$177
Operating activities from discontinued operations	8	4
Operating activities	276	181

Investing activities from continuing operations	(27)	(13)
Investing activities from discontinued operations	—	(1)
Investing activities	(27)	(14)

Financing activities from continuing operations	(314)	(67)
Financing activities from discontinued operations	—	—
Financing activities	(314)	(67)

Net (decrease) increase in cash and cash equivalents	$(65)	$100

Operating Activities

Net cash provided by operating activities from continuing operations was $268 million in 2024 compared to $177 million provided by operating activities from continuing operations in 2023. Net cash provided by operating activities from discontinued operations was $8 million in 2024 compared to $4 million provided by operating activities from discontinued operations in 2023. Net cash provided by operating activities was $276 million in 2024 compared to $181 million provided by operating activities in 2023. The change in operating cash flows was primarily the result of a more efficient use of our working capital as we reduced inventory purchasing, improved collections on our receivables and managed our payables.

Investing Activities

Net cash used in investing activities from continuing operations was $27 million in 2024 compared to $13 million used in 2023. Net cash used in investing activities from discontinued operations was less than $1 million in 2024 and 2023. Net cash used in investing activities was $27 million in 2024 compared to $14 million used in 2023. Purchases of property, plant and equipment utilized cash of $28 million in 2024, primarily related to the replacement of our U.S. enterprise resource planning system, compared to $14 million in 2023.

Financing Activities

Net cash used in financing activities was $314 million in 2024, compared to net cash used in financing activities of $67 million in 2023. In 2024, net cash used in financing activities from continuing operations is primarily due to the repurchase of the Company's preferred stock of $365 million, payments on debt obligations related to the a prior term loan of $295 million and $23 million to fund dividends on our preferred stock. These payments were offset by net proceeds from a new term loan of $348 million and from revolving credit facilities of $35 million. In 2023, net cash used in financing activities from continuing operations of $67 million was primarily due to $24 million to fund dividends on our preferred stock and a mandatory principal payment on our prior term loan of $3 million, offset by net borrowings under our Global ABL Facility totaling $35 million.

Liquidity and Capital Resources

Our primary credit facilities consist of a $750 million global asset-based lending facility ("Global ABL Facility") and a senior secured term loan "B" facility ("Term Loan") maturing in October 2031 with an original principal amount of $350 million.

Global ABL Facility

In November 2024, the Company amended and renewed our Global ABL Facility. The Global ABL Facility now matures in November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments.

Under the Global ABL Facility, U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory values, which is subject to redetermination from time to time. As of December 31, 2024, we had $43 million borrowings outstanding and $460 million of Excess Availability (as defined under our Global ABL Facility).

Prior Term Loan

The Company had a prior senior secured term loan "B" (the "Prior Term Loan"), which was set to mature in September 2024 with an original principal amount of $400 million. In May 2024, the Company repaid the Prior Term Loan in its entirety. The outstanding principal balance on the Prior Term Loan at the date of repayment was $292 million. The Company used $216 million of borrowings from our Global ABL Facility and $76 million cash to repay the Prior Term Loan prior to its maturity.

New Term Loan and Preferred Stock Repurchase

In October 2024, the Company entered into a new $350 million term loan "B" (the "Term Loan") with a term of seven years. The proceeds from the new Term Loan, cash on hand and borrowings from the Company's Global ABL Facility were used to repurchase all 363,000 shares of the Company's 6.50% Series A Convertible Perpetual Preferred Stock (the "Preferred Stock") from Mario Investments, LLC, the sole holder of the Preferred Stock. On October 29, 2024, the Company repurchased the Preferred Stock for a total payment of $361 million, representing approximately 99.5% of the liquidation preference of the preferred stock, and paid the holder accrued dividends of $4 million. We recognized a total loss of $9 million related to the repurchase and retirement of the Preferred Stock on the consolidated statement of operations for the year ended December 31, 2024. The Preferred Stock was then retired. Additional disclosures regarding the Term Loan and the repurchase of Preferred Stock are provided in Note 10 and Note 13, respectively, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our existing Global ABL Facility. On December 31, 2024, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $523 million. Our ability to generate sufficient cash flows from our operating activities is primarily dependent on our sales of products to our customers at profits sufficient to cover our fixed and variable expenses. As of December 31, 2024 and 2023, we had cash and cash equivalents of $63 million and $131 million, respectively. As of December 31, 2024 and 2023, $63 million and $43 million of our cash and cash equivalents were maintained in the accounts of our various foreign subsidiaries and, if those amounts were transferred among countries or repatriated to the U.S., those amounts may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made. During 2024, we did not have any cash repatriated from our subsidiaries.

Our credit ratings are below “investment grade” and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. On October 15, 2024, Moody's upgraded the Company's corporate family rating to 'B1' from 'B2' with a stable outlook. Moody's based its ratings upgrade, in part, on the Company's moderate leverage and ample interest coverage, modest capital spending requirements and solid operating performance. Moody's affirmed the outlook as 'stable' based on their view that the Company's performance will remain strong and continue to generate positive free cash flow, and the Company's credit metrics will remain robust. In addition, S&P affirmed the Company's issuer-credit rating of 'B' with a stable outlook. Our existing obligations restrict our ability to incur additional debt under certain circumstances. We were in compliance with the covenants contained in our various credit facilities as of and during the year ended December 31, 2024 and, based on our current forecasts, we expect to remain in compliance.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations

The following table summarizes our minimum payment obligations as of December 31, 2024 relating to debt, interest payments, operating leases, finance leases, purchase obligations and other long-term liabilities for the periods indicated (in millions):

					More Than
	Total	2025	2026-2027	2028-2029	5 Years
Debt obligations (1)	$387	$3	$8	$50	$326
Interest payments (2)	175	30	56	51	38
Operating leases	266	42	66	45	113
Finance leases	11	2	4	4	1
Purchase obligations (3)	497	497	—	—	—
Other long-term liabilities	20	—	—	—	20
Total	$1,356	$574	$134	$150	$498

(1)	Debt is based on contractual maturities outstanding at December 31, 2024.
(2)	Interest payments are based on interest rates in effect at December 31, 2024 and assume contractual amortization payments.
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

Other Commitments

In the normal course of business with customers, vendors and others, we are contingently liable for performance under standby letters of credit and bid, performance and surety bonds. We were contingently liable for approximately $30 million of standby letters of credit, trade guarantees that banks issue and bid, and performance and surety bonds at December 31, 2024. Management does not expect any material amounts to be drawn on these instruments.

Legal Proceedings

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of December 31, 2024, we are a named defendant in approximately 495 lawsuits involving approximately 1,060 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

Other Legal Claims and Proceedings. From time to time, we have been subject to various claims and involved in legal proceedings incidental to the nature of our businesses. We maintain insurance coverage to reduce financial risk associated with certain of these claims and proceedings. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, there are no pending legal proceedings that are likely to have a material adverse effect on our consolidated financial statements. See also “Note 18—Commitments and Contingencies” to the audited consolidated financial statements as of December 31, 2024.

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

Inventories: Our U.S. inventories, totaling $335 million and $411 million at December 31, 2024 and 2023, respectively, were valued at the lower of cost (principally using the LIFO method) or market. We record an estimate each quarter, if necessary, for the expected annual effect of inflation (using period to date inflation rates) and estimated year-end inventory balances. These estimates are adjusted to actual results determined at year-end. Our inventories that are held outside of the U.S., totaling $80 million and $100 million at December 31, 2024 and 2023, respectively, were valued at the lower of weighted-average cost or net realizable value.

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

Interest Rate Risk

As of December 31, 2024, all of our outstanding debt was at floating rates. These facilities prescribe the percentage point spreads from U.S. prime, Term SOFR, Canadian prime and EURIBOR. Our facilities generally allow us to fix the interest rate, at our option, for a period of 30 to 180 days.

As of December 31, 2024, a 1% increase in the Term SOFR rate would result in an increase in our interest expense of $4 million per year if the amounts outstanding under our Term Loan and Global ABL Facility remained the same for an entire year.

Foreign Currency Exchange Rates

Our operations outside of the U.S. expose us to foreign currency exchange rate risk, as these transactions are primarily denominated in currencies other than the U.S. dollar, our functional currency. Our exposure to changes in foreign exchange rates is managed primarily through the use of forward foreign exchange contracts. These contracts increase or decrease in value as foreign exchange rates change, protecting the value of the underlying transactions denominated in foreign currencies. All currency contracts are entered into for the sole purpose of hedging existing or anticipated currency exposure; we do not use foreign currency contracts for trading or speculative purposes. The terms of these contracts generally do not exceed one year. We record all changes in the fair market value of forward foreign exchange contracts in income. Gains and losses incurred in the years ended December 31, 2024 and 2023 were not material.

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

Evaluation of Disclosure Controls and Procedures

As required by the Exchange Act, we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include (among other things) controls and procedures designed to provide assurance that the information that we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer (our “CEO”) and principal financial officer (our “CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated our disclosure controls and procedures as of December 31, 2024 and has concluded that our disclosure controls and procedures were not effective as of December 31, 2024, solely due to the material weakness regarding our internal control over financial reporting regarding our inventory cycle count control identified on page F-1 of this Annual Report on Form 10-K.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management report on internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Attestation Report of our Registered Public Accounting Firm

The Company’s registered public accounting firm’s attestation report on our internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There were no changes, other than the changes regarding the ongoing remediation efforts set forth on page F-1 of this Form 10-K, which is hereby incorporated by reference, in our internal control over financial reporting with respect to our inventory cycle count control that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 12, 2025, we granted the named executive officers named in the table below performance stock units pursuant to our Omnibus Incentive Plan, as amended, in addition to certain time-vested restricted stock units reported on Forms 4. Each recipient of performance stock units can earn shares of Company common stock between 0% and 200% of the target number of units based on relative total shareholder return performance (compared to the companies in the Van Eck Oilfield Services ETF ("OIH"), DNOW Inc. and certain distribution companies plus the Russell 2000 ("Total Return") Index, taken as a whole rather than the individual companies in the index) in four performance periods (2025, 2026, 2027 and 2025 through 2027, collectively, the “Performance Periods”) each equally weighted by 25%.

The performance stock units vest at the end of 2027 so long as the recipient remains employed with the Company when the performance against the criteria is measured.

Below is the number of target performance stock units that the Company granted to each named executive officer:

Name	Job Title	# of Performance Stock Units
Saltiel, Robert J., Jr.	President & Chief Executive Officer	141,840
Youngblood, Kelly	Executive Vice President & Chief Financial Officer	50,608
Churay, Daniel J.	Executive Vice President – Corporate Affairs, General Counsel, Corporate Secretary	29,250
Bates, Grant R.	Senior Vice President – North American Operations & E-Commerce	17,425
McCarthy, John P.	Senior Vice President – Supply Chain Management, Quality and Technical Sales	14,181

The above-described performance stock units were granted pursuant to that certain form of Performance Share Unit Award Agreement (attached hereto as Exhibit 10.6.3).

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

We have adopted a Securities Trading and Disclosure Policy governing the purchase, sale or other dispositions of the Company’s securities by our directors, officers, employees and the Company on its own behalf, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Securities Trading and Disclosure Policy is filed as Exhibit 19.1 to this Form 10-K.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics for Senior Officers”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Ethics applicable to all team members are available on our Internet website at www.mrcglobal.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at 1301 McKinney Street, Suite 2300, Houston, Texas, 77010. We intend to disclose any amendments to or waivers of the Code of Ethics for Senior Officers on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, and persons performing similar functions on our Internet website at www.mrcglobal.com under the Investor Relations page, promptly following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” “Employment and Other Agreements,” “Summary Compensation Table for 2024,” “Grants of Plan-Based Awards in Fiscal Year 2024,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Option Exercises and Stock Vested During 2024,” “Potential Payments upon Termination or Change in Control,” “Non-Employee Director Compensation Table,” “Compensation and Human Capital Committee Report,” and “Compensation and Human Capital Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Human Capital Committee Report” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.

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

The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which grants of options, restricted stock, or certain other rights to acquire our shares may be granted from time to time.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders:
Stock options, restricted stock awards, restricted stock unit awards, and performance share unit awards	2,890,790	$—	3,111,429

Equity compensation plans not approved by security holders	None	N/A	None
Total	2,890,790	—	3,111,429

(1)	Performance share unit awards are included at target. If overachievement of the performance criteria is achieved, the grantees of performance share unit awards could receive up to 200% of target. This would increase the number of securities in column (a) by 732,791, assuming maximum payout for unearned performance share unit awards as of December 31, 2024.
(2)	The weighted average exercise price is only for the unexercised options included in column (a) as restricted stock units and performance share units do not have an exercise price. As of December 31, 2024, the Company had no unexercised stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3.1.1

Amended and Restated Certificate of Incorporation of MRC Global Inc. dated April 11, 2012. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2012, File No. 001-35479).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MRC Global Inc. dated May 13, 2024 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 13, 2024, File No. 001-35479).

3.2

Amended and Restated Bylaws of MRC Global Inc. dated November 3, 2023. (Incorporated by reference to Exhibit 3.2 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

4.1*	Description of Securities of Registrant.

10.1

Fifth Amended and Restated Loan, Security and Guarantee Agreement, dated as of November 12, 2024, among MRC Global (US) Inc., MRC Global Management Company and MRC Global Services Company LLC, as U.S. Borrowers and Guarantors, MRC Global Inc. and MRC Global Canada Holdings (US) Inc., as guarantors, MRC Global Australia Pty Ltd., as Australian Borrower, MRC Global (Belgium) NV, as Belgian Borrower, MRC Global (Canada) ULC, as Canadian Borrower, MRC Global (Netherlands) B.V., as Dutch Borrower, MRC Global Norway AS, as Norwegian Borrower, MRC Global (UK) Limited, as UK Borrower, the other borrowers from time to time party thereto, certain financial institutions as lenders and Bank of America, N.A., as Administrative Agent, Security Trustee and Collateral Agent and BOFA Securities Inc., as Lead Arranger and Book Manager. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2024, File No. 001-35479).

10.2

Term Loan Credit Agreement, dated as of October 29, 2024, among MRC Global (US) Inc., as the Borrower, MRC Global Inc., MRC Global Management Company, MRC Global Services Company LLC and MRC Global Canada Holdings (US) Inc., collectively, as the Guarantors, certain financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. (Incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the SEC on October 30, 2024, File No. 001-35479).

10.2.1	Term Loan Guarantee, dated as of October 29, 2024, among each of the signatories listed on the signature pages thereto and each of the other entities that becomes a party thereto, collectively, as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed with the SEC on October 30, 2024, File No. 001-35479).

10.2.2	Security Agreement, dated as of October 29, 2024, among MRC Global Inc., MRC Global (US) Inc., and the Term Loan Agent MRC Global Management Company, MRC Global Services Company LLC and MRC Global Canada Holdings (US) Inc., collectively, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K filed with the SEC on October 30, 2024, File No. 001-35479).

10.2.3	Term Loan Pledge Agreement, dated as of October 29, 2024, among MRC Global Inc., MRC Global (US) Inc., and the Term Loan Agent MRC Global Management Company, MRC Global Services Company LLC and MRC Global Canada Holdings (US) Inc., collectively, as Pledgors, and JPMorgan Chase Bank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.4 the Current Report on Form 8-K filed with the SEC on October 30, 2024, File No. 001-35479).

10.2.4	Intercreditor Agreement, dated as of October 29, 2024, among MRC Global Inc., MRC Global (US) Inc., and the Term Loan Agent MRC Global Management Company, MRC Global Services Company LLC and MRC Global Canada Holdings (US) Inc., collectively, the ABL Agent, in its capacity as Revolving Credit Collateral Agent, and the Term Loan Agent, in its capacity as Term Collateral Agent. (Incorporated by reference to Exhibit 10.6 the Current Report on Form 8-K filed with the SEC on October 30, 2024, File No. 001-35479).

10.3†	Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Robert James Saltiel, Jr. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

10.4†	Amended and Restated Employment Agreement, dated as of August 4, 2023, between MRC Global Inc. and Kelly Youngblood (Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

Exhibit Number	Description

10.5†	Executive Separation Policy dated August 4, 2023 (Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023, File No. 001-35479).

10.6*†	Amended and Restated Omnibus Incentive Plan.

10.6.1†	Form of Performance Share Unit Award Agreement (for grants in 2023) (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on February 9, 2023. File No. 001-35479).

10.6.2†	Form of Performance Share Unit Award Agreement (for grants in 2024) (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on February 13, 2024, File No. 001-35479).

10.6.3*†	Form of Performance Share Unit Award Agreement (for grants in 2025).

10.6.4†	Form of Restricted Stock Unit Award Agreement (for grants in 2023) (Incorporated by reference to Exhibit 10.6.11 to Form 10-K of MRC Global Inc. for the year ended December 31, 2022 filed with the SEC on February 14, 2023, File No. 001-35479).

10.6.5†	Form of Restricted Stock Unit Award Agreement (for grants in 2024) (Incorporated by reference to Exhibit 10.6.13 to Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024, File No. 001-35479).

10.6.6*†	Form of Restricted Stock Unit Award Agreement (for grants in 2025).

10.7†	Director Compensation Plan (Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018, File No. 001-35479).

10.7.1†	Exhibit A to the Director Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2023, File No. 001-35479).

10.8*†	Form of Director Restricted Stock Award Agreement.

10.9†	Executive Compensation Clawback Policy, dated as of November 1, 2023. (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023, File No. 001-35479).

10.10

Form of Indemnification Agreement between MRC Global Inc. and Officers, Directors and Certain Employees (Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015, File No. 001-35479).

19.1*	Securities Trading and Disclosure Policy.

21.1*	List of Subsidiaries of MRC Global Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

100*

The following financial information from MRC Global Inc.’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (“IXBRL”): (i) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the twelve-month periods ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve-month periods ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Stockholders’ Equity for the twelve-month periods ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

101*	Interactive data file.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement required to be posted as an exhibit to this report.

*Filed herewith.

**Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MRC GLOBAL INC.

By:	/s/ Robert J. Saltiel, Jr.
Robert J. Saltiel, Jr. President and Chief Executive Officer

Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Saltiel, Jr.	President and Chief Executive Officer	March 14, 2025
Robert J. Saltiel, Jr.	(principal executive officer)

/s/ Kelly Youngblood	Executive Vice President and Chief Financial Officer	March 14, 2025
Kelly Youngblood	(principal financial officer)

/s/ Gillian Anderson	Vice President and Chief Accounting Officer	March 14, 2025
Gillian Anderson	(principal accounting officer)

/s/ Deborah G. Adams	Chairman	March 14, 2025
Deborah G. Adams

/s/ Leonard M. Anthony	Director	March 14, 2025
Leonard M. Anthony

/s/ Henry Cornell	Director	March 14, 2025
Henry Cornell

/s/ George J. Damiris	Director	March 14, 2025
George J. Damiris

/s/ David A. Hager	Director	March 14, 2025
David A. Hager

/s/ Ronald L. Jadin	Director	March 14, 2025
Ronald L. Jadin

/s/ Dr. Anne McEntee	Director	March 14, 2025
Dr. Anne McEntee

/s/ Daniel Silvers	Director	March 14, 2025
Daniel Silvers

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

MRC Global Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of these limitations, there is a risk that material misstatements may not be prevented or detected and corrected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has identified a material weakness regarding the operating effectiveness of the Company’s inventory cycle count control of our North American inventory for the year ended December 31, 2024. Specifically, the Company failed to consistently reflect counted quantities from the cycle counts into the inventory perpetual system which resulted in the failure to record identified cycle count adjustments. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. As a result of this material weakness, management determined that our internal control over financial reporting was not effective as of December 31, 2024.

Because of this material weakness, to confirm the existence of the Company’s inventory balance on its financial statements for the year ended December 31, 2024, the Company performed physical inventory counts at certain locations subsequent to December 31, 2024 and reconciled its inventory balances back to the year ended December 31, 2024 inventory balances.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting

To address the material weakness, management of the Company has planned the following remediation program to enhance the operating effectiveness of its inventory cycle count control:

●	The Company will hire additional resources with expertise to oversee inventory management and develop improved monitoring capabilities related to the cycle count process;
●	The Company will engage a consulting firm with supply chain expertise to review and provide recommendations to improve our process;
●	The Company will enhance its training program for operational leaders and warehouse staff on our cycle count process;
●

The Company also expects to implement a new modern cloud-based ERP system by the end of 2025, that is expected to provide additional controls and improved monitoring capabilities compared to our current mainframe ERP system.

The Company anticipates the actions described above and resulting improvements in the operating effectiveness of the cycle count control will strengthen the Company’s processes and procedures and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

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

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited MRC Global Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, MRC Global Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness regarding the operating effectiveness of the Company’s inventory cycle count control of its North American inventory for the year ended December 31, 2024.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 14, 2025, which expressed an unqualified opinion thereon.

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

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MRC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MRC Global Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2025,expressed an adverse opinion thereon.

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

LIFO inventory valuation

Description of the Matter

At December 31, 2024, the Company’s inventory balance was $415 million, of which $335 million was held in the U.S. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s U.S. inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company maintains its inventory accounting records on a weighted-average cost basis and adjusts U.S. inventory and cost of goods sold from weighted-average cost to LIFO at period end.

Auditing the adjustment of U.S. inventory and cost of goods sold from weighted-average cost to LIFO was complex due to the use of multiple inflation indices across various product categories within the Company U.S. inventory balance..

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to adjust U.S. inventory and cost of goods sold from weighted-average cost to LIFO.

To test the LIFO inventory balance, we performed audit procedures that included, among others, assessing methodologies and testing the underlying data used to adjust the weighted-average cost inventory balances to LIFO. We also tested the mathematical accuracy of the Company’s calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas

March 14, 2025

CONSOLIDATED BALANCE SHEETS

MRC GLOBAL INC.

(in millions, except shares)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$63	$131
Accounts receivable, net	378	410
Inventories, net	415	511
Other current assets	29	34
Current assets of discontinued operations	36	69
Total current assets	921	1,155

Long-term assets:
Operating lease assets	170	196
Property, plant and equipment, net	89	77
Other assets	37	21
Noncurrent assets of discontinued operations	—	10

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	143	163
Total assets	$1,624	$1,886

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$329	$340
Accrued expenses and other current liabilities	124	100
Operating lease liabilities	31	32
Current portion of debt obligations	3	292
Current liabilities of discontinued operations	21	19
Total current liabilities	508	783

Long-term obligations:
Long-term debt	384	9
Operating lease liabilities	153	179
Deferred income taxes	35	45
Other liabilities	28	20
Noncurrent liabilities of discontinued operations	—	7

Commitments and contingencies

6.5% Series A Convertible Perpetual Preferred Stock, $0.01 par value; authorized no and 363,000 shares, respectively; no and 363,000 shares issued and outstanding, respectively	—	355

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 109,460,293 and 108,531,564 issued, respectively	1	1
Additional paid-in capital	1,779	1,768
Retained deficit	(652)	(678)
Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(237)	(228)
Total stockholders' equity	516	488
Total liabilities and stockholders' equity	$1,624	$1,886

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MRC GLOBAL INC.

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$3,011	$3,266	$3,197
Cost of sales	2,391	2,596	2,613
Gross profit	620	670	584

Selling, general and administrative expenses	485	482	449
Operating income	135	188	135

Other (expense) income:
Interest expense	(26)	(32)	(24)
Other, net	(4)	(2)	(6)

Income from continuing operations before income taxes	105	154	105
Income tax expense from continuing operations	27	39	35
Net income from continuing operations	78	115	70
(Loss) income from discontinued operations, net of tax	(23)	(1)	5
Net income	55	114	75
Series A preferred stock dividends	20	24	24
Loss on repurchase and retirement of preferred stock	9	—	—
Net income attributable to common stockholders	$26	$90	$51

Basic earnings (loss) per common share:
Income from continued operations	$0.58	$1.08	$0.55
(Loss) income from discontinued operations	$(0.27)	$(0.01)	$0.06
Basic earnings per common share	$0.31	$1.07	$0.61

Diluted earnings (loss) per common share:
Income from continued operations	$0.57	$1.06	$0.54
(Loss) income from discontinued operations	$(0.27)	$(0.01)	$0.06
Diluted earnings per common share	$0.30	$1.05	$0.60

Weighted-average common shares, basic	85.1	84.2	83.5
Weighted-average common shares, diluted	86.6	85.5	84.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income from continuing operations	$78	$115	$70
(Loss) income from discontinued operations, net of tax	(23)	(1)	5
Net income	$55	$114	$75

Other comprehensive (loss) income
Foreign currency translation adjustments	(9)	3	(5)
Hedge accounting adjustments, net of tax	—	(1)	6
Total other comprehensive (loss) income, net of tax	(9)	2	1
Comprehensive income	$46	$116	$76

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	(Loss)	Equity

Balance at December 31, 2021	106	$1	$1,747	$(819)	(24)	$(375)	$(231)	$323
Net income	—	—	—	75	—	—	—	75
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Hedge accounting adjustments	—	—	—	—	—	—	6	6
Vesting of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(2)	—	—	—	—	(2)
Equity-based compensation expense	—	—	13	—	—	—	—	13
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2022	108	$1	$1,758	$(768)	(24)	$(375)	$(230)	$386
Net income	—	—	—	114	—	—	—	114
Foreign currency translation	—	—	—	—	—	—	3	3
Hedge accounting adjustments	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(4)	—	—	—	—	(4)
Equity-based compensation expense	—	—	14	—	—	—	—	14
Dividends declared on preferred stock	—	—	—	(24)	—	—	—	(24)

Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	—	—	—	55	—	—	—	55
Foreign currency translation	—	—	—	—	—	—	(9)	(9)
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
Equity-based compensation expense	—	—	16	—	—	—	—	16
Dividends declared on preferred stock	—	—	—	(20)	—	—	—	(20)
Loss on repurchase of preferred stock	—	—	—	(9)	—	—	—	(9)

Balance at December 31, 2024	109	$1	$1,779	$(652)	(24)	$(375)	$(237)	$516

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MRC GLOBAL INC.

(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income from continuing operations	$78	$115	$70
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	21	19	18
Amortization of intangibles	19	21	21
Equity-based compensation expense	16	14	13
Deferred income tax benefit	(8)	(7)	(7)
(Decrease) increase in LIFO reserve	(2)	2	66
Foreign currency losses	5	3	8
Other non-cash items	7	3	(5)
Changes in operating assets and liabilities:
Accounts receivable	25	57	(124)
Inventories	90	15	(185)
Other current assets	—	(3)	(9)
Accounts payable	(10)	(47)	86
Accrued expenses and other current liabilities	27	(15)	33
Operating cash flows from continuing operations	268	177	(15)
Operating cash flows from discontinued operations	8	4	(5)
Net cash provided by (used in) operating activities	276	181	(20)

Investing activities
Purchases of property, plant and equipment	(28)	(14)	(11)
Proceeds from the disposition of property, plant and equipment	—	1	—
Other investing activities	1	—	—
Investing cash flows from continuing operations	(27)	(13)	(11)
Investing cash flows from discontinued operations	—	(1)	—
Net cash used in investing activities	(27)	(14)	(11)

Financing activities
Payments on revolving credit facilities	(449)	(882)	(779)
Proceeds from revolving credit facilities	484	847	824
Payments on debt obligations	(295)	(3)	(2)
Proceeds from term loan	348	-	-
Debt issuance costs paid	(7)	(1)	-
Repurchase of preferred stock	(365)	-	-
Dividends paid on preferred stock	(23)	(24)	(24)
Repurchases of shares to satisfy tax withholdings	(5)	(4)	(2)
Other financing activities	(2)	-	-
Financing cash flows from continuing operations	(314)	(67)	17
Financing cash flows from discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(314)	(67)	17

(Decrease) increase in cash	(65)	100	(14)
Effect of foreign exchange rate on cash	(3)	(1)	(2)
Cash beginning of year	131	32	48
Cash end of year	$63	$131	$32

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$18	$33	$21
Cash paid for income taxes	40	55	35
Supplemental non-cash transactions:
Equity-based compensation expense capitalized to software development costs	$1	$—	$—
Change in accrued purchases of property, plant and equipment	5	—	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MRC GLOBAL INC.

December 31, 2024

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

We have service centers in industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Europe, Asia, Australasia and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the “Company” or by such terms as “we,” “our” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

On December 13, 2024, we entered into a definitive agreement to sell our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. The historical results of the Canada segment have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the definitive agreement. As a result of the sale, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheets as of December 31, 2024 and 2023. Additional disclosures regarding the sale of assets and assumption of liabilities associated with our Canada operations are provided in Note 2.

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

Inventories: Our U.S. inventories of $335 million and $411 million at December 31, 2024 and 2023, respectively, are valued at the lower of cost, principally LIFO, or market. We believe that the use of LIFO results in a better matching of costs and revenue. Inventories held outside of the U.S. of $80 million and $100 million at December 31, 2024 and 2023, respectively, are valued at the lower of weighted-average cost or net realizable value. Our inventory is substantially comprised of finished goods.

Reserves for excess and obsolete inventories are determined based on analyses comparing inventories on hand to historical sales activity. The reserve, which totaled $15 million and $15 million at  December 31, 2024 and 2023, respectively, is the amount deemed necessary to reduce the cost of the inventory to its estimated net realizable value.

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

Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related asset. Software development costs consist of certain payroll and equity-based compensation costs incurred to develop functionality of our internal-use software solutions. We capitalize certain software development costs for new offerings as well as significant upgrades and enhancements to our existing software solutions. We do not transfer ownership of our software, license, or lease our software to third parties. Costs incurred prior to the development stage, as well as maintenance, training costs and general and administrative expenses are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of acquisition cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if circumstances indicate that impairment may exist. We evaluate goodwill for impairment at the reporting unit level. Within each reporting unit, we have elected to aggregate the component countries and regions into a single reporting unit based on their similar economic characteristics, products, customers, suppliers, methods of distribution and the manner in which we operate each reporting unit. We perform our annual tests for goodwill impairment as of October 1 of each year, updating on an interim basis should indications of impairment exist. Our annual impairment test may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

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

Other intangible assets primarily include trade names and customer bases resulting from business acquisitions. Other intangible assets are recorded at fair value at the date of acquisition. Amortization is provided using the straight-line method over their estimated useful lives, ranging from two years to twenty years.

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

Insurance: We are self-insured for U.S. employee healthcare as well as physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. In addition, we maintain a deductible/retention program as it relates to insurance for property, inventory, workers’ compensation, automobile liability, asbestos claims with exposure claimed or occurring prior to 1994, general liability claims (including, among others, certain product liability claims for property damage, death or injury) and cybersecurity claims. These programs have deductibles and self-insured retentions ranging up to $6 million and are secured by various letters of credit totaling $5 million. Our estimated liability and related expenses for claims are based in part upon estimates that insurance carriers, third-party administrators and actuaries provide. We believe that insurance reserves are sufficient to cover outstanding claims, including those incurred but not reported as of the estimation date. Further, we maintain commercially reasonable umbrella/excess policy coverage in excess of the primary limits. We do not have excess coverage for physical damage to automobiles that we own, lease or rent, and product warranty and recall liabilities. Our accrued liabilities related to deductibles/retentions under insurance programs (other than employee healthcare) were $7 million and $8 million as of December 31, 2024 and 2023. In the area of employee healthcare, we have a commercially reasonable excess stop loss protection on a per person per year basis. Reserves for self-insurance accrued liabilities for employee healthcare were $3 million and $2 million as of  December 31, 2024 and 2023, respectively.

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

Equity-Based Compensation: Our equity-based compensation consists of restricted stock units, restricted stock awards, performance share unit awards and nonqualified stock options. The cost of employee services received in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Equity-based compensation cost is measured at the grant-date fair value of the award and is recognized over the shorter of the vesting period or the remaining requisite service period. Restricted stock units and restricted stock awards are credited to equity as they are expensed over their vesting periods based on the grant date value of the shares vested. The fair value of nonqualified stock options is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component.

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

Earnings per Share: Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and any outstanding shares of preferred stock. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of unexercised stock options, unvested restricted stock awards, unvested restricted stock unit awards, unvested performance share unit awards, and any outstanding shares of preferred stock. The dilutive effect of unexercised stock options is calculated under the treasury stock method. Equity awards and shares of preferred stock are disregarded in the calculations of diluted earnings per share if they are determined to be anti-dilutive.

Concentration of Credit Risk: In the normal course of business, we grant credit to customers in the form of trade accounts receivable. These receivables could potentially subject us to concentrations of credit risk; however, we minimize this risk by closely monitoring extensions of trade credit. We generally do not require collateral on trade receivables. We have a broad customer base doing business in many regions of the world. During the years ended December 31, 2024, 2023 and 2022, no customer represented more than 10% of the Company's total sales. At those respective year-ends, no individual customer balances exceeded 10% of accounts receivable.

We have a broad supplier base, sourcing our products in most regions of the world. During the years ended December 31, 2024, 2023 and 2022, we did not have purchases from any one vendor in excess of 10% of our inventory purchases. At those respective year-ends, no individual vendor balance exceeded 10% of accounts payable.

We maintain the majority of our cash and cash equivalents with several financial institutions. These financial institutions are located in many different geographical regions with varying economic characteristics and risks. Deposits held with banks may exceed insurance limits. We believe the risk of loss associated with our cash equivalents to be remote.

Recently Issued Accounting Standards: In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. This update will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impacts of the provisions of ASU 2024-03 on our consolidated financial statements.

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

Adoption of New Accounting Standards: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker ("CODM"). This update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This accounting standard update, which we adopted as of December 31, 2024, did not have a material impact on our consolidated financial statements. Refer to Note 16 for further information on our segments.

NOTE 2—Discontinued Operations

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. The historical results of the assets to be sold and the liabilities to be assumed (the "Disposal Group") have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the definitive agreement. As a result of the sale, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheets as of December 31, 2024 and 2023.

In connection with the agreement to sell the Disposal Group and effective March 14, 2025, the Company entered into a Transition Services Agreement (“TSA”) under which the Company provides EMCO Corporation certain transition services related to operational systems, finance and accounting, human resources, information technology, treasury, data transfer services and licenses to use certain intellectual property rights. The time period in which the transition services are provided varies from at closing to a period not to exceed one year from closing.

Details of the "(Loss) income from discontinued operations, net of tax" are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Sales	$111	$146	$166
Cost of sales	97	126	140
Gross profit	14	20	26

Selling, general and administrative expenses	17	21	21
Operating (loss) income	(3)	(1)	5

Other, net	(2)	—	—

(Loss) income from discontinued operations	(5)	(1)	5
Pretax loss on classification as held for sale	(22)	—	—
Total (loss) income from discontinued operations before income taxes	(27)	(1)	5
Income tax benefit from discontinued operations	(4)	—	—
(Loss) income from discontinued operations, net of tax	$(23)	$(1)	$5

The following table summarizes the Disposal Group assets and liabilities classified as discontinued operations in the Company's Consolidated Balance Sheets (in millions):

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Accounts receivable, net	$19	$20
Inventories, net	30	49
Property, plant and equipment, net	1	—
Operating lease assets	8	—
Loss recognized on classification as held for sale	(22)	—
Current assets of discontinued operations	$36	$69

Long-term assets:
Operating lease assets	—	9
Property, plant and equipment, net	—	1
Noncurrent assets of discontinued operations	$-	$10

Liabilities
Current liabilities:
Trade accounts payable	$12	$16
Accrued expenses and other current liabilities	1	1
Operating lease liabilities	8	2
Current liabilities of discontinued operations	$21	$19

Long-term obligations:
Operating lease liabilities	$-	$7
Noncurrent liabilities of discontinued operations	$-	$7

NOTE 3—REVENUE RECOGNITION

Contract Balances: Variations in the timing of revenue recognition, invoicing and receipt of payment result in categories of assets and liabilities that include invoiced accounts receivable, uninvoiced accounts receivable, contract assets and deferred revenue (contract liabilities) on the consolidated balance sheets.

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements, as of December 31, 2024 and December 31, 2023, was $18 million and $8 million, respectively. These contract asset balances are included within accounts receivable in the accompanying consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at December 31, 2024 and  December 31, 2023 was $16 million and $7 million, respectively. During the year ended December 31, 2024, we recognized $7 million of the revenue that was deferred as of December 31, 2023. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Disaggregated Revenue: Our disaggregated revenue represents our business of selling PVF to the energy sector across each of the Gas Utilities, DIET and PTI sectors in each of our reportable segments. Each of our end markets and geographical reportable segments are impacted and influenced by varying factors, including macroeconomic environment, commodity prices, maintenance and capital spending and exploration and production activity. As such, we believe that this information is important in depicting the nature, amount, timing and uncertainty of our contracts with customers.

The following table presents our revenue disaggregated by revenue source (in millions):

Year Ended December 31,

	U.S.	International	Total
2024:
Gas Utilities	$1,097	$1	$1,098
DIET	703	267	970
PTI	730	213	943
	$2,530	$481	$3,011
2023:
Gas Utilities	$1,190	$3	$1,193
DIET	790	250	1,040
PTI	865	168	1,033
	$2,845	$421	$3,266
2022:
Gas Utilities	$1,247	$1	$1,248
DIET	758	226	984
PTI	818	147	965
	$2,823	$374	$3,197

NOTE 4—ACCOUNTS RECEIVABLE

The roll forward of our allowance for credit losses is as follows (in millions):

	December 31,
	2024	2023	2022
Beginning balance	$3	$2	$2
Provision	—	2	—
Net charge-offs and other	—	(1)	—
Ending balance	$3	$3	$2

Our accounts receivable is also presented net of sales returns and allowances. Those allowances approximated $1 million at  December 31, 2024, $1 million at  December 31, 2023 and less than $1 million at  December 31, 2022.

NOTE 5—INVENTORIES

The composition of our inventory is as follows (in millions):

	December 31,
	2024	2023
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$206	$254
Carbon steel pipe, fittings and flanges	135	171
Gas products	265	266
All other products	104	117
	710	808
Less: Excess of weighted-average cost over LIFO cost (LIFO reserve)	(280)	(282)
Less: Other inventory reserves	(15)	(15)
	$415	$511

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life (in years)	2024	2023
Land and improvements	—	$2	$2
Building and building improvements	40	43	44
Machinery and equipment	3 to 10	121	125
Software	10	71	71
Software in progress	—	31	8
		268	250
Less: accumulated depreciation and amortization		(179)	(173)
		$89	$77

Building and building improvements include $8 million and $9 million of non-cash leasehold improvements representing lease incentives as of December 31, 2024 and  December 31, 2023, respectively.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2024, 2023 and 2022 are as follows (in millions):

	U.S.	International	Total
Goodwill at December 31, 2022 (1)	$264	$—	$264
Impairment	—	—	—
Effect of foreign currency translation	—	—	—
Goodwill at December 31, 2023	264	—	264
Impairment	—	—	—
Effect of foreign currency translation	—	—	—
Goodwill at December 31, 2024	$264	$—	$264

(1)	Net of prior years' accumulated impairment losses of $527 million and $223 million in the U.S. and International segments, respectively.

Other Intangible Assets

Other intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2024
Customer base (1)	$370	$(334)	$36
Indefinite-lived trade name (2)	107	—	107
	$477	$(334)	$143

December 31, 2023
Customer base (1)	$368	$(312)	$56
Indefinite-lived trade name (2)	107	—	107
	$475	$(312)	$163

(1)	Net of accumulated impairment losses of $42 million as of December 31, 2024 and 2023.
(2)	Net of accumulated impairment losses of $229 million as of December 31, 2024 and 2023.

Impairment of Goodwill and Other Intangible Assets

In connection with our annual impairment test as of October 1, 2024, we performed a quantitative goodwill impairment test to assess whether the carrying value of the U.S. reporting unit exceeds the fair value. The Company estimated the fair value of the U.S. reporting unit utilizing the income approach, which required the use of estimates and assumptions related to growth rates, discount rates and the amount and timing of expected future cash flows. The cash flows employed by the discounted cash flow analysis for the U.S. reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. The discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the U.S. reporting unit and market conditions. As of October 1, 2024, we performed a quantitative indefinite-lived tradename impairment test to assess if the carrying value of the asset was recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to its fair value. The Company estimated the fair value of the indefinite-lived tradename utilizing an income approach, the relief-from-royalty method, which required the use of estimates and assumptions related to growth rates, discount rates, and the amount and timing of expected future cash flows for MRC Global. The cash flows employed by the discounted cash flow analysis for MRC Global are based on the Company's budget, long-term business plan and recent operating performance. The discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the Company and market conditions. Based on the analysis performed, there were no indicators of impairment for the U.S. reporting unit or the indefinite-lived tradename asset. In connection with our annual impairment tests as of October 1, 2023 and 2022, we performed a qualitative assessment of the carrying value of the remaining goodwill for our U.S. reporting unit and our indefinite-lived tradename asset. Based on our assessment, the fair value exceeded its carrying value by over 100% for both our goodwill and indefinite-lived trade name assets, and therefore, we concluded there was no impairment of our goodwill or our indefinite-lived trade name.

Amortization of Intangible Assets

Total amortization of intangible assets for each of the years ending December 31, 2025 to 2029 is currently estimated as follows (in millions):

2025	$18
2026	18
2027	1
2028	—
2029	—

NOTE 8––LEASES

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

Our leases are presented in our consolidated balance sheets as follows:

		December 31,	December 31,
	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$170	$196
Finance lease assets (1)	Other assets	8	—
Total lease assets		$178	$196
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$31	$32
Finance lease liabilities	Accrued expenses and other current liabilities	1	—
Long-term
Operating lease liabilities	Operating lease liabilities	153	179
Finance lease liabilities	Other liabilities	8	—
Total lease liabilities		$193	$211

(1)	Finance lease assets are recorded net of accumulated amortization of $2 million as of December 31, 2024.

Expense associated with our operating leases was $46 million and $41 million for the years ended December 31, 2024 and 2023, respectively, which is classified in selling, general and administrative expenses. During the year ended December 31, 2024, expense associated with our finance leases was $2 million related to the amortization of ROU Assets, which is classified in cost of sales, and $1 million related to the interest on finance lease liabilities, which is classified in interest expense. Cash paid for operating leases recognized as liabilities was $41 million and $40 million for the years ended December 31, 2024 and 2023. Cash paid for finance leases was $1 million for the year ended December 31, 2024.

The maturity of lease liabilities is as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
2025	$42	$2
2026	36	2
2027	30	2
2028	25	2
2029	20	2
After 2029	113	1
Total lease payments	266	11
Less: Interest	(82)	(2)
Present value of lease liabilities	$184	$9

The term and discount rate associated with leases are as follows:

	December 31,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	11	11
Finance leases	5	—
Weighted-average discount rate
Operating leases	6.7%	6.5%
Finance leases	6.7%	—

Amounts maturing after 2029 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding optional renewals, our weighted-average remaining lease term for operating leases is 6 years and 7 years, respectively, for the years ended  December 31, 2024 and 2023. Excluding optional renewals, our weighted average remaining lease term for finance leases is 5 years for the year ended  December 31, 2024.

NOTE 9—ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following (in millions):

	December 31,
	2024	2023
Accrued expenses and other current liabilities
Accrued payroll and other related costs	$93	$78
Deferred revenue	16	7
Taxes (non-income)	10	5
Income tax payable	4	7
Finance lease liabilities	1	—
Dividends payable	—	3
	$124	$100

NOTE 10—DEBT

The components of our debt are as follows (in millions):

	December 31,
	2024	2023
Senior Secured Term Loan B, due September 2024 (1)	$—	$292
Senior Secured Term Loan B, due October 2031 (2)	344	—
Global ABL Facility	43	9
	387	301
Less: current portion	3	292
	$384	$9

(1)	The Senior Secured Term Loan B, due September 2024, is net of discount and issuance costs of $1 million for the year ended December 31, 2023.
(2)	The Senior Secured Term Loan B, due October 2031, is net of discount and issuance costs of $7 million for the year ended December 31, 2024.

Prior Senior Secured Term Loan B: We had a senior secured term loan B (the "Prior Term Loan") with an original principal amount of $400 million, which amortized in equal quarterly installments of 1% per year with the balance payable in  September 2024, when the facility matured. In May 2024, the Company repaid the Prior Term Loan in its entirety. The outstanding principal balance on the Prior Term Loan at the date of repayment was $292 million. The Company used $216 million of borrowings from our Global ABL Facility (defined below) and $76 million cash to repay the Prior Term Loan. The early repayment of the Prior Term Loan resulted in a loss on early extinguishment of debt of $0.2 million. All security securing the Prior Term Loan was released upon the repayment of the Prior Term Loan.

Interest Rate. The Prior Term Loan had an applicable interest rate margin of 300 basis points in the case of loans incurring interest based on LIBOR, and 200 basis points in the case of loans incurring interest based on the base rate. Beginning  July 1, 2023, the LIBOR interest rate was calculated as the aggregate Chicago Mercantile Exchange ("CME") Term SOFR plus the International Swaps and Derivatives Association (ISDA) credit adjustment spread. "Term SOFR" is the forward looking, per annum secured overnight financing rate administered by CME Group Benchmark Administration Limited and published on the applicable Thompson Reuters Corporation website page for each 1-month, 3-month, and 6-month maturities.

New Senior Secured Term Loan B: In October 2024, the Company entered into a new term loan "B" (the “Term Loan”) with an original principal amount of $350 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in  October 2031, when the facility matures. The Term Loan was issued at an original issue discount of 99.5%. The Company used the proceeds from the Term Loan to repurchase all of its issued and outstanding shares of its Preferred Stock (defined below).

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

Facility Size Increases. The Term Loan allows for incremental increases in facility size (subject to additional lender commitments) up to an aggregate amount equal to the greater of $225 million and 100% of Consolidated EBITDA for the most recent trailing four consecutive fiscal quarters then ended, plus an additional amount such that the Company’s first lien leverage ratio (as defined under the Term Loan) would not exceed 3.75 to 1.00.

Security. MRC Global (US) Inc. is the borrower under the Term Loan facility, which is guaranteed by MRC Global Inc. and certain of its wholly owned U.S. subsidiaries. The Term Loan is secured by a second lien on the assets of MRC Global Inc., MRC Global (US) Inc. and those U.S. subsidiaries guaranteeing the Term Loan facility (collectively, the "Term Loan Credit Parties") securing the Global ABL Facility (which includes accounts receivable and inventory). The Term Loan is secured by a first lien on substantially all of the other assets of the Term Loan Credit Parities. The Term Loan is further secured by a first lien pledge of all of the capital stock of certain of the direct domestic subsidiaries of Term Loan Credit Parties and 65% of the capital stock of certain of the direct, non-U.S. subsidiaries of the Term Loan Credit Parties.

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

Global ABL Credit Facility: In  November 2024, the Company entered into a Fifth Amended and Restated Loan, Security and Guarantee Agreement (the “Global ABL Facility”) by and among the Company, as a guarantor, certain subsidiaries of the Company, as borrowers and guarantors, lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. As part of the amendment, the $750 million asset-based revolving credit facility maturity date was extended to November 2029 from September 2026. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments.

Guarantees. Obligations of the U.S. Borrowers under the Global ABL Facility are guaranteed by the Company, each of the U.S. Borrowers, each of the Canadian Borrowers, certain of the wholly owned material U.S. subsidiaries of the U.S. Borrowers from time to time party to the ABL Agreement (the “U.S. Guarantors”) and certain of the wholly owned Canadian subsidiaries of the Company from time to time party to the ABL Agreement (the “Canadian Guarantors”). The obligations of the Foreign Borrowers under the Global ABL Facility are guaranteed by the U.S. Borrowers, the U.S. Guarantors and, subject to certain limitations the ABL Agreement more particularly describes, the Foreign Borrowers (collectively, the “ABL Guarantors”).

Security. Obligations under the U.S./Canadian Facility are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the U.S. Borrowers, U.S. Guarantors, the Canadian Borrowers and the Canadian Guarantors. The obligations of any Foreign Borrower are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the Foreign Borrowers and the ABL Guarantors and a first-priority pledge by the Foreign Borrower of the equity interests in its direct, wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments the Foreign Borrower holds. No property of a Foreign Borrower or its subsidiaries (other than the Canadian Borrowers) secures the U.S./Canadian Facility. The security interest in accounts receivable, inventory and related assets of the U.S. Borrowers ranks prior to the security interest in this collateral which secures the Term Loan.

Borrowing Bases. Each Foreign Borrower has a separate stand-alone Borrowing Base that limits the Foreign Borrower’s ability to borrow under its respective Facility, subject to an exception allowing the Foreign Borrowers to utilize excess availability under the U.S./Canadian Facility to borrow amounts in excess of their respective borrowing bases, which utilization will reduce excess availability under the U.S./Canadian Facility dollar for dollar.

Interest Rates. Prior to December 1, 2024, the applicable margin for borrowings under the Global ABL Facility will be set at Level II of the definition of “Applicable Margin” under the ABL Agreement as determined by a consolidated fixed charge ratio greater than 1.50 to 1.00 but less than or equal to 2.25 to 1.00, which means that borrowings will bear interest at a rate equal to:

•	in the case of U.S. dollar and euro advances,
•	Term SOFR plus 1.50%,
•	EURIBOR plus 1.50%,
•	for base rate advances in the U.S. or Canada, the U.S. Base Rate (or Canadian Base Rate if in Canada) plus 0.50%, or
•	for base rate advances outside the U.S. and Canada, an applicable Base Rate plus 1.50%;
•	in the case of Norwegian Kroner advances, NIBOR plus 1.50% or the Norwegian Base Rate plus 1.50%;
•	in the case of Canadian dollar advances, Term CORRA plus 1.50% or the Canadian Prime Rate or Canadian Base Rate plus 0.50%;
•	in the case of British pound sterling advances, SONIA plus 1.50%, or the UK Base Rate plus 1.50%; or
•	in the case of Australian dollar advances, the Australian Bank Bill Rate plus 1.50% or the Australian Base Rate plus 1.50%.

On and after December 1, 2024 as of the end of the fiscal quarter that most recently ended, the applicable margins will be subject to a 0.25% step-down to Level III of the definition of “Applicable Margin” under the ABL Agreement as determined by a consolidated fixed charge ratio greater than 2.25 to 1.00 or a 0.25% step-up to Level I of the definition of “Applicable Margin” under the ABL Agreement as determined by a consolidated fixed charge ratio less than or equal to 1.50 to 1.00.

In addition to paying interest on outstanding principal under the Global ABL Facility, the ABL Borrowers are required to pay a commitment fee in respect of unutilized commitments, which is equal to 0.375% per annum for each Facility (or 0.25% per annum if utilization of a Facility exceeds 35% of the aggregate commitments under the Facility).

Excess Availability. At December 31, 2024, availability under our revolving credit facilities was $460 million.

Interest on Borrowings: The interest rates on our borrowings outstanding at December 31, 2024 and 2023, including a floating to fixed interest rate swap and amortization of debt issuance costs, were as follows:

	December 31,
	2024	2023
Senior Secured Term Loan B, due September 2024	—	9.08%
Senior Secured Term Loan B, due October 2031	8.02%	—
Global ABL Facility	5.95%	5.82%
Weighted average interest rate	7.79%	8.98%

Maturities of Debt: At December 31, 2024, annual contractual maturities of debt during the next five years are as follows (in millions):

2025	$3
2026	4
2027	4
2028	4
2029	46
Thereafter	326

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to help manage our exposure to interest rate risk and fluctuations in foreign currencies.

Interest Rate Swap: In March 2018, we entered into a five-year interest rate swap that became effective on March 31, 2018, with a notional amount of $250 million from which we receive payments at 1-month LIBOR and make monthly payments at a fixed rate of 2.7145% with settlement and reset dates on or near the last business day of each month until maturity. The fair value of the swap at inception was zero. On March 31, 2023, the interest rate swap agreement expired and was not extended with any new agreements or amendments. An immaterial net gain recorded as a component of other comprehensive loss was reclassified to interest expense as of December 31, 2023. There were no balances associated with interest rate swaps as of December 31, 2024 or 2023.

Foreign Exchange Forward and Option Contracts: All of our foreign exchange derivative instruments are freestanding. We have not designated our foreign exchange derivatives as hedges and, accordingly, changes in their fair market value are recorded in earnings. Foreign exchange forward contracts are reported at fair value utilizing the Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. There were no outstanding forward foreign exchange contracts as of December 31, 2024 or 2023.

For the years ended December 31, 2024, 2023 and 2022, the gain or loss recognized in our consolidated statements of operations related to our derivative instruments was not material.

NOTE 12—INCOME TAXES

The components of our income (loss) from continuing operations before income taxes were (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$84	$145	$106
Foreign	21	9	(1)
	$105	$154	$105

Income taxes included in the consolidated statements of operations consist of (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$26	$34	$30
State	4	7	6
Foreign	5	5	6
	35	46	42

Deferred:
Federal	(6)	(3)	(6)
State	(1)	—	(1)
Foreign	(1)	(4)	—
	(8)	(7)	(7)
Income tax expense	$27	$39	$35

Our effective tax rate varied from the statutory federal income tax rate for the following reasons (in millions):

	Year Ended December 31,
	2024	2023	2022
Federal tax expense at statutory rates	$22	$32	$22
State taxes	3	6	4
Nondeductible expenses and other	3	3	4
Foreign operations taxed at different rates	2	4	3
Credit carryforwards	(26)	—	—
Change in valuation allowance	23	(6)	2
Income tax expense	$27	$39	$35
Effective tax rate	26%	25%	33%

Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$20	$12
Net operating loss and tax credit carryforwards	77	57
Operating lease liabilities	34	—
Other	5	3
Subtotal	136	72
Valuation allowance	(81)	(57)
Total	55	15

Deferred tax liabilities:
Inventory valuation	(8)	(12)
Property, plant and equipment	(5)	(4)
Operating lease right-of-use assets	(32)	—
Intangible assets	(36)	(39)
Other	(3)	—
Total	(84)	(55)
Net deferred tax liability	$(29)	$(40)

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

During 2024, the holding structure of our Canadian subsidiary was realigned to preserve a built-in loss in the shares generating a capital loss of $110 million. The total capital loss carryforward is $111 million. Capital losses incurred in a taxable year are allowable to the extent of capital gains. A full valuation allowance provision was required as the Company does not typically generate capital gains.

In the U.S., we had approximately $111 million of U.S. capital loss (“CL”) carryforwards as of December 31, 2024, which will expire in 2029, $12 million of state net operating loss (“NOL”) carryforwards which will expire in future years through 2032, and $1 million of foreign tax credit (“FTC”) carryforwards, which will expire in future years through 2027. In certain non-U.S. jurisdictions, we had $180 million of NOL carryforwards, of which $131 million have no expiration, and $49 million will expire in future years through 2044. We believe that it is more likely than not that the benefit from U.S. state NOL, capital loss carryforwards, FTC carryforwards and a significant portion of the non-U.S. jurisdiction NOL carryforwards will not be realized. As such, we have recorded a valuation allowance on the deferred tax assets related to the $111 capital loss carryforwards, $12 million state NOL carryforwards, $175 million non-U.S. jurisdictions NOL carryforwards and $1 million FTC carryforwards.

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

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We are no longer subject to U.S. federal income tax examination for all years through 2020 and the statute of limitations at our international locations is generally six years or seven years.

At both  December 31, 2024 and 2023, our unrecognized tax benefits totaled $1 million and $1 million, respectively.

The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two, and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. These rules did not have a material impact on our taxes as of December 31, 2024.

NOTE 13—REDEEMABLE PREFERRED STOCK

Preferred Stock Repurchase

In June 2015, we issued 363,000 shares of Series A Convertible Perpetual Preferred Stock (the “Preferred Stock”) and received gross proceeds of $363 million. On October 29, 2024, the Company repurchased all of the outstanding shares of the Preferred Stock for $361 million plus $4 million in accrued dividends, and all of the Preferred Stock was retired on October 30, 2024. The Company used the proceeds from the Term Loan, cash on hand and drawings from its Global ABL Facility to fund the repurchase. Before its repurchase, the Preferred Stock ranked senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock had a stated value of $1,000 per share, and holders of Preferred Stock were entitled to cumulative dividends payable quarterly in cash at a rate of 6.50% per annum.

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

Holders of the Preferred Stock could have at their option, required the Company to repurchase their shares in the event of a fundamental change, as defined in the agreement. The repurchase price was based on the original $1,000 per share purchase price except in the case of a liquidation, in which case the holders would have received the greater of $1,000 per share and the amount that would have been received if they held common stock converted at the conversion rate in effect at the time of the fundamental change. Because this feature could have required redemption as a result of the occurrence of an event not solely within the control of the Company, the Preferred Stock was classified as temporary equity on our balance sheet.

NOTE 14—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 100,000,000 shares of undesignated preferred stock. Our Board of Directors has the authority to issue shares of the preferred stock. As of  December 31, 2024 and 2023, there were no shares and 363,000 shares of preferred stock, respectively, as described in Note 13 issued and outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying consolidated balance sheets consists of the following (in millions):

	December 31,
	2024	2023
Currency translation adjustments	$(236)	$(227)
Hedge accounting adjustments	—	—
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(237)	$(228)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income from continuing operations	$78	$115	$70
Less: Dividends on Series A Preferred Stock	20	24	24
Less: Loss on repurchase and retirement of preferred stock	9	-	-
Net income from continuing operations attributable to common stockholders used in earnings per share	49	91	46
(Loss) income from discontinued operations, net of tax	(23)	(1)	5
Net income attributable to common stockholders used in earnings per share	$26	$90	$51

Denominator
Average basic shares outstanding	85.1	84.2	83.5
Effect of dilutive securities	1.5	1.3	1.4
Average diluted shares outstanding	86.6	85.5	84.9

Basic earnings (loss) per common share:
Income from continued operations	$0.58	$1.08	$0.55
(Loss) income from discontinued operations	(0.27)	(0.01)	0.06
Basic earnings per common share	$0.31	$1.07	$0.61

Diluted earnings (loss) per common share:
Income from continued operations	$0.57	$1.06	$0.54
(Loss) income from discontinued operations	(0.27)	(0.01)	0.06
Diluted earnings per common share	$0.30	$1.05	$0.60

Equity awards and shares of Preferred Stock are disregarded in this calculation if they are determined to be anti-dilutive. For the years ended December 31, 2024, 2023 and 2022 all of the shares of Preferred Stock were anti-dilutive. We had approximately less than 0.1 million, 1.2 million and 1.2 million anti-dilutive stock options, restricted stock units, and performance units for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 15—EMPLOYEE BENEFIT PLANS

Equity Compensation Plans: Our Omnibus Incentive Plan originally had 3,250,000 shares available for issuance pursuant to the plan. In each of April 2015, April 2019 and May 2022, our shareholders approved an additional 4,250,000, 2,500,000 and 3,000,000 shares, respectively, for issuance under the plan. Shares that do not vest and are forfeited and shares that are surrendered for the payment of withholding taxes are returned to the pool of shares available for issuance pursuant to the plan. Certain shares that are not likely to be issued may also be available. The plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than their fair market value on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period (but no less than one year) on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements. Vesting for directors generally occurs on the one-year anniversary of the grant date. In 2024, 123,064 shares of restricted stock, 421,711 performance share units and 1,000,027 restricted stock units were granted to executive management, members of our Board of Directors and employees under this plan. A Black-Scholes option pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period.

Stock Options

The following table summarizes outstanding stock options:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Stock Options			(years)	(millions)
Balance at December 31, 2023	289,686	$29.30	0.1	$—
Forfeited or expired	(289,686)	29.30
Balance at December 31, 2024	—	$—	—	$—

At December 31, 2024
Options outstanding, vested and exercisable	—	$—	—	$—
Options outstanding, vested and expected to vest	—	$—	—	$—

Restricted Stock Awards

The following tables summarizes award activity for restricted stock awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Awards
Nonvested at December 31, 2023	135,019	$9.03
Granted	123,064	11.64
Vested	(135,019)	9.03
Nonvested at December 31, 2024	123,064	$11.64

	Year Ended December 31,
	2024	2023	2022
Restricted Stock Awards
Weighted-average, grant-date fair value of awards granted	$11.64	$9.03	$12.21
Total fair value of restricted stock vested	1,554,069	873,856	1,409,251

Restricted Stock Unit Awards

The following table summarizes award activity for restricted stock unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Restricted Stock Unit Awards
Nonvested at December 31, 2023	1,693,830	$10.33
Granted	1,000,027	10.60
Vested	(905,450)	9.83
Forfeited	(59,702)	10.73
Nonvested at December 31, 2024	1,728,705	$10.74

	Year Ended December 31,
	2024	2023	2022
Restricted Stock Unit Awards
Weighted-average, grant-date fair value of awards granted	$10.60	$13.07	$7.66
Total fair value of restricted stock units vested	9,906,963	11,307,908	5,950,613

Performance Share Unit Awards

Performance share units have been granted to certain executive officers. The performance unit awards will be earned only to the extent that MRC Global attains specified performance goals over performance periods in a three-year period relating to MRC Global’s total shareholder return compared to companies within the Philadelphia Oil Service Index (for 2022 grants) or the VanEck Oil Services Exchange-Traded Fund ("ETF") (for 2023 and 2024 grants) and DNOW Inc. plus iShares Russell 2000 ETF (taken as a whole rather than individual companies in the index). The number of shares awarded at the end of the three-year period could vary from zero, if performance goals are not met, to as much as 200% of target, if performance goals are exceeded.

The following tables summarizes award activity for performance share unit awards:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Performance Share Unit Awards
Nonvested at December 31, 2023	1,149,286	$12.34
Granted	421,711	12.17
Vested	(372,845)	10.68
Forfeited	(71,494)	19.40
Performance Adjustment	35,427	11.86
Nonvested at December 31, 2024	1,162,085	$12.41

	Year Ended December 31,
	2024	2023	2022
Performance Share Unit Awards
Weighted-average, grant-date fair value of awards granted	$12.17	$16.86	$8.96
Total fair value of performance share units vested	4,015,541	—	—

Recognized compensation expense and related income tax benefits under our equity-based compensation plans are set forth in the table below (in millions):

	Year Ended December 31,
	2024	2023	2022
Equity-based compensation expense:
Restricted stock awards	$1	$1	$2
Restricted stock unit awards	10	8	7
Performance share unit awards	5	5	4
Total equity-based compensation expense	$16	$14	$13
Income tax benefits related to equity-based compensation	$3	$2	$2

In 2024, we capitalized $1 million of equity-based compensation expense associated with the cost of developing internal-use software. In 2023 and 2022, we had no equity-based compensation expense capitalized.

Unrecognized compensation expense under our equity-based compensation plans is set forth in the table below (in millions):

	Weighted-
	Average Vesting	December 31,
	Period (in years)	2024
Unrecognized equity-based compensation expense:
Restricted stock awards	0.3	$1
Restricted stock unit awards	0.8	8
Performance share unit awards	1.1	4
Total unrecognized equity-based compensation expense		$13

Defined Contribution Employee Benefit Plans: We maintain defined contribution employee benefit plans in a number of countries in which we operate. These plans generally allow employees the option to defer a percentage of their compensation in accordance with local tax laws. In addition, we make contributions under these plans ranging from 0.15% to 31.5% of eligible compensation. In June 2020, the Company indefinitely suspended matching contributions for employees in the U.S. Beginning in October 2021, the Company partially reinstated contribution matching in the U.S. In October 2022, the Company fully reinstated contribution matching in the U.S. Expense under defined contribution plans were $9 million, $8 million and $6 million for the years ended December 31, 2024, 2023 and 2022.

NOTE 16—SEGMENT, GEOGRAPHIC AND PRODUCT LINE INFORMATION

Our business is comprised of two operating and reportable segments as of December 31, 2024: U.S. and International. Our International segment consists of our operations outside of the U.S. These segments represent our business of selling PVF to the energy sector across each of the following sectors:

●	Gas Utilities (storage and distribution of natural gas),
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical processing, general industrials and energy transition projects), and
●	PTI: production and transmission infrastructure (exploration, production, extraction, gathering, processing and transmission of oil and gas).

The Company has identified its Chief Operating Decision Maker ("CODM") as our President and Chief Executive Officer. The CODM regularly reviews gross profit and operating income (loss) by reportable segment to make operating decisions, allocate resources and assess performance of the business.

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations, which was previously considered an operating and reportable segment of the business. The operating results and cash flows for the assets sold and liabilities assumed as part of the agreement have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented. Additional disclosures regarding the sale of the assets associated with our Canada operations are provided in Note 2.

The following table presents financial information for each segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Sales
U.S.	$2,530	$2,845	$2,823
International	481	421	374
Consolidated sales	$3,011	$3,266	$3,197

Depreciation and amortization
U.S.	$19	$17	$15
International	2	2	3
Total depreciation and amortization expense	$21	$19	$18

Amortization of intangibles
U.S.	$18	$19	$19
International	1	2	2
Total amortization of intangibles expense	$19	$21	$21

Gross profit
U.S.	$497	$563	$489
International	123	107	95
Total gross profit	$620	$670	$584

Operating income (loss)
U.S.	$108	$174	$127
International	31	21	14
Corporate and other (1)	(4)	(7)	(6)
Total operating income	$135	$188	$135

Interest expense	(26)	(32)	(24)
Other expense	(4)	(2)	(6)
Income from continuing operations before income taxes	$105	$154	$105

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of the assets associated with our Canada operations are provided in Note 2.

Total assets by segment are as follows (in millions):

	December 31,
	2024	2023
Total assets
U.S.	$1,278	$1,499
International	301	300
Corporate and other (1)	9	8
Discontinued operations	36	79
Total assets	$1,624	$1,886

(1)	The balances included in corporate and other represent the assets previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of the assets associated with our Canada operations are provided in Note 2.

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	December 31,
	2024	2023
Property, plant and equipment
U.S.	94%	91%
International	6%	9%
Total property, plant and equipment	100%	100%

Our net sales and percentage of total sales by product line are as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
Line pipe	$405	13%	$532	16%	$550	17%
Carbon steel fittings and flanges	371	12%	424	13%	406	13%
Total carbon steel pipe, fittings and flanges	776	25%	956	29%	956	30%
Valves, automation, measurement and instrumentation	1,086	36%	1,129	35%	1,043	32%
Gas products	753	25%	780	24%	776	24%
Stainless steel alloy pipe and fittings	169	6%	135	4%	177	6%
General products	227	8%	266	8%	245	8%
	$3,011		$3,266		$3,197

NOTE 17—FAIR VALUE MEASUREMENTS

With the exception of debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities approximate carrying value. The carrying value of our debt was $387 million and $301 million at December 31, 2024 and 2023, respectively.

The fair value of our debt was $394 million and $302 million at December 31, 2024 and 2023, respectively. We estimated the fair value of amounts outstanding under the Term Loan using Level 2 inputs, or quoted market prices as of December 31, 2024 and 2023, respectively.

 NOTE 18—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the various defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos-containing products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that the Company’s subsidiary, MRC Global (US) Inc., purportedly distributed. As of  December 31, 2024, we are a named defendant in approximately 495 lawsuits involving approximately 1,060 claims. No asbestos lawsuit has resulted in a judgment against us to date, with the majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable.

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

On July 24, 2023, just days prior to the expiration of the statute of limitations, the plaintiffs added MRC Global (US), Crane and others to their lawsuits. Plaintiffs claimed that MRC Global (US) failed to warn Turn2 of the dangers of removing the wrong bolts and failed to properly instruct Lyondell and Turn2 on how to remove the actuator. The plaintiffs also alleged that MRC Global (US) was responsible as an assembler or seller of the final valve package distributed to Lyondell. MRC Global (US) disagrees that it had any liability and vigorously defended these claims. Plaintiffs asserted various claims for damages, including for bodily injury, past and future medical expenses, lost wages, mental anguish, pain and suffering and punitive damages.

As of December 2024, MRC Global and its insurers settled with all of the plaintiffs within MRC Global's insurance limits.

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

Letters of Credit

Our letters of credit outstanding at December 31, 2024 approximated $17 million.

Bank Guarantees

Certain of our international subsidiaries have trade guarantees that banks have issued on their behalf. The amount of these guarantees at December 31, 2024 was approximately $13 million.

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

NOTE 19—Subsequent Events

In January 2025, the Company's Board of Directors authorized a new $125 million share repurchase program, which expires on January 2, 2028. Under the repurchase program, the Company may purchase its outstanding common shares through various means, including open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The program may be modified, discontinued or suspended at any time without prior notice.

In March 2025, the Company closed the sale of its assets associated with its Canada operations to EMCO Corporation. The Company received net proceeds from the sale of $16 million.