Form 10-Q
period 2025-03-31
MRC GLOBAL INC.
filed 2025-05-07
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

There were 86,066,530 shares of the registrant’s common stock (excluding 103,639 unvested restricted shares), par value $0.01 per share, issued and outstanding as of April 30, 2025.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$63	$63
Accounts receivable, net	442	378
Inventories, net	460	415
Other current assets	30	29
Current assets of discontinued operations	4	36
Total current assets	999	921

Long-term assets:
Operating lease assets	171	170
Property, plant and equipment, net	95	89
Other assets	36	37

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	139	143
Total assets	$1,704	$1,624

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$434	$329
Accrued expenses and other current liabilities	121	124
Operating lease liabilities	32	31
Current portion of debt obligations	4	3
Current liabilities of discontinued operations	2	21
Total current liabilities	593	508

Long-term liabilities:
Long-term debt	367	384
Operating lease liabilities	153	153
Deferred income taxes	39	35
Other liabilities	27	28

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 110,312,182 and 109,460,293 issued, respectively	1	1
Additional paid-in capital	1,777	1,779
Retained deficit	(674)	(652)
Less: Treasury stock at cost: 24,216,330 shares	(375)	(375)
Accumulated other comprehensive loss	(204)	(237)
Total stockholders' equity	525	516
Total liabilities and stockholders' equity	$1,704	$1,624

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales	$712	$777
Cost of sales	570	618
Gross profit	142	159

Selling, general and administrative expenses	124	120
Operating income	18	39

Other (expense) income:
Interest expense	(9)	(8)
Other, net	—	(3)

Income from continuing operations before income taxes	9	28
Income tax expense from continuing operations	1	8
Net income from continuing operations	8	20
Loss from discontinued operations, net of tax	(30)	(1)
Net (loss) income	(22)	19
Series A preferred stock dividends	—	6
Net (loss) income attributable to common stockholders	$(22)	$13

Basic earnings (loss) per common share:
Income from continued operations	$0.09	$0.16
Loss from discontinued operations	(0.35)	(0.01)
Basic (loss) earnings per common share	$(0.26)	$0.15

Diluted earnings (loss) per common share:
Income from continued operations	$0.09	$0.16
Loss from discontinued operations	(0.35)	(0.01)
Diluted (loss) earnings per common share	$(0.26)	$0.15

Weighted-average common shares, basic	85.7	84.7
Weighted-average common shares, diluted	85.7	86.1

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net income from continuing operations	$8	$20
Loss from discontinued operations, net of tax	(30)	(1)
Net (loss) income	$(22)	$19

Other comprehensive income (loss)
Foreign currency translation adjustments	$5	$(5)
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	28	—
Total other comprehensive income (loss), net of tax	33	(5)
Comprehensive income	$11	$14

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Shares	Amount	Income (Loss)	Equity
Balance at December 31, 2024	109	$1	$1,779	$(652)	(24)	$(375)	$(237)	$516
Net loss	—	—	—	(22)	—	—	—	(22)
Foreign currency translation	—	—	—	—	—	—	5	5
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	—	—	—	—	28	28
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(6)	—	—	—	—	(6)
Equity-based compensation expense	—	—	4	—	—	—	—	4
Balance at March 31, 2025	110	$1	$1,777	$(674)	(24)	$(375)	$(204)	$525

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	—	—	—	19	—	—	—	19
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
Equity-based compensation expense	—	—	4	—	—	—	—	4
Dividends declared on preferred stock	—	—	—	(6)	—	—	—	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating activities
Net income from continuing operations	$8	$20
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Equity-based compensation expense	4	4
Deferred income tax expense	1	2
Other non-cash items	2	3
Changes in operating assets and liabilities:
Accounts receivable	(59)	(49)
Inventories	(44)	4
Other current assets	5	2
Accounts payable	100	47
Accrued expenses and other current liabilities	(6)	(7)
Operating cash flows from continuing operations	21	36
Operating cash flows from discontinued operations	(7)	2
Net cash provided by operating activities	14	38

Investing activities
Purchases of property, plant and equipment	(9)	(6)
Other investing activities	—	1
Investing cash flows from continuing operations	(9)	(5)
Investing cash flows from discontinued operations	17	—
Net cash provided by (used in) investing activities	8	(5)

Financing activities
Payments on revolving credit facilities	(184)	(14)
Proceeds from revolving credit facilities	168	9
Payments on debt obligations	—	(1)
Debt issuance costs paid	(1)	—
Dividends paid on preferred stock	—	(6)
Repurchases of shares to satisfy tax withholdings	(6)	(5)
Financing cash flows from continuing operations	(23)	(17)
Financing cash flows from discontinued operations	—	—
Net cash used in financing activities	(23)	(17)

(Decrease) increase in cash	(1)	16
Effect of foreign exchange rate on cash	1	(1)
Cash -- beginning of period	63	131
Cash -- end of period	$63	$146

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$9	$7
Cash paid for income taxes	$2	$13
Supplemental non-cash transactions:
Change in accrued purchases of property, plant and equipment	$1	$—

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and infrastructure products and services across each of the following sectors:

●	Gas Utilities: (storage and distribution of natural gas)
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical and chemical processing, general industrials and energy transition projects)
●	PTI: production and transmission infrastructure (exploration, production extraction, gathering, processing and transmission of oil and gas)

We have service centers in industrial, chemical, gas distribution and hydrocarbon producing and refining areas throughout the United States, Europe, Asia, Australasia and the Middle East. We obtain products from a broad range of suppliers.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2025. We have derived our condensed consolidated balance sheet as of  March 31, 2025, from the audited consolidated financial statements for the year ended December 31, 2024. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of MRC Global Inc. and its wholly owned and majority owned subsidiaries (collectively referred to as the "Company" or by terms such as "we", "our" or "us"). The Company is a primary beneficiary of a variable interest entity, and the assets, liabilities and results of operations of the variable interest entity are included in the Company's condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. The historical results of the assets to be sold and the liabilities to be assumed (the "Disposal Group") have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the three months ended March 31, 2025. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. Additional disclosures regarding the sale of assets and assumption of liabilities associated with our Canada operations are provided in Note 2.

Recently Issued Accounting Standards: In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires public entities to include more detailed disclosures about specific categories of expenses such as inventory purchases, employee compensation, depreciation, amortization and selling costs within the notes to the financial statements. This update will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the provisions of ASU 2024-03 on our consolidated financial statements.

Adoption of New Accounting Standards: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which aims to enhance the transparency and decision usefulness of income tax disclosures through requiring improvements in those disclosures primarily related to the rate reconciliation and income taxes paid information. This update will be effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 on January 1, 2025. We do not expect ASU 2023-09 to impact our consolidated financial statements, and we are currently evaluating the impact of new disclosure requirements beginning with the Form 10-K for the year ended December 31, 2025.

NOTE 2 – Discontinued Operations

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. Net cash proceeds received as part of the sale were $17 million, which includes final working capital adjustments of $2 million that are expected to be received in the second quarter of 2025. The historical results of the Disposal Group have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the three months ended March 31, 2025. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

In connection with the agreement to sell the Disposal Group and effective March 14, 2025, the Company entered into a Transition Services Agreement (“TSA”) under which the Company provides EMCO Corporation certain transition services related to operational systems, finance and accounting, human resources, information technology, treasury, data transfer services and licenses to use certain intellectual property rights. The time period in which the transition services are provided varies from at closing to a period not to exceed one year from closing. For the three months ended March 31, 2025, less than $1 million in revenue was recognized as part of the TSA. Additionally, the Company has assigned certain operating lease agreements to EMCO corporation as part of the sale. Refer to Note 5 for additional disclosures regarding these lease assignments.

Details of the "Loss from discontinued operations, net of tax" are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales	$16	$29
Cost of sales	14	25
Gross profit	2	4

Selling, general and administrative expenses	5	5
Operating loss	(3)	(1)

Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	(28)	—

Loss from discontinued operations	(31)	(1)
Income tax benefit from discontinued operations	(1)	—
Loss from discontinued operations, net of tax	$(30)	$(1)

The following table summarizes the Disposal Group assets and liabilities classified as discontinued operations in the Company's Condensed Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$2	$—
Accounts receivable, net	2	19
Inventories, net	—	30
Property, plant and equipment, net	—	1
Operating lease assets	—	8
Loss recognized on classification as held for sale	—	(22)
Current assets of discontinued operations	$4	$36

Liabilities
Current liabilities:
Trade accounts payable	$—	$12
Accrued expenses and other current liabilities	2	1
Operating lease liabilities	—	8
Current liabilities of discontinued operations	$2	$21

NOTE 3 – REVENUE RECOGNITION

We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We generally recognize our revenue when products are shipped or delivered to our customers, and payment is due from our customers at the time of billing with a majority of our customers having 30-day terms. We estimate and record returns as a reduction of revenue. Amounts received in advance of shipment are deferred and recognized when the performance obligations are satisfied. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, we exclude these taxes from sales in the accompanying condensed consolidated statements of operations. In some cases, particularly with third party pipe shipments, we consider shipping and handling costs to be separate performance obligations, and as such, we record the revenue and cost of sales when the performance obligation is fulfilled. While a small proportion of our sales, we occasionally recognize revenue under a bill and hold arrangement. Recognition of revenue on bill and hold arrangements occurs when control transfers to the customer provided that the reason for the bill and hold arrangement is substantive, and the product is separately identified as belonging to the customer, ready for physical transfer and unavailable to be used or directed to another customer. Cost of sales includes the cost of inventory sold and related items, such as vendor rebates, inventory allowances and reserves and shipping and handling costs associated with inbound and outbound freight, as well as depreciation and amortization of intangible assets.

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration, and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of March 31, 2025, and December 31, 2024, was $24 million and $18 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at March 31, 2025 and December 31, 2024 was $23 million and $16 million, respectively. During the three months ended March 31, 2025, we recognized $6 million of the revenue that was deferred as of December 31, 2024. During the three months ended March 31, 2024, we recognized $3 million of the revenue that was deferred as of December 31, 2023. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
March 31,

	U.S.	International	Total
2025:
Gas Utilities	$273	$—	$273
DIET	162	58	220
PTI	156	63	219
	$591	$121	$712
2024:
Gas Utilities	$265	$—	$265
DIET	202	65	267
PTI	200	45	245
	$667	$110	$777

Allowance for Credit Losses: We estimate the adequacy of the allowance for credit losses on receivables based upon periodic evaluation of accounts that  may have a higher credit risk using information available about the customer, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. As of March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $3 million.

NOTE 4 – INVENTORIES

The composition of our inventory is as follows (in millions):

	March 31,	December 31,
	2025	2024
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$212	$206
Carbon steel pipe, fittings and flanges	147	135
Gas products	277	265
All other products	121	104
	757	710
Less: Excess of weighted-average cost over LIFO cost (LIFO reserve)	(281)	(280)
Less: Other inventory reserves	(16)	(15)
	$460	$415

The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. The use of the LIFO method has the effect of reducing net income during periods of rising inventory costs (inflationary periods) and increasing net income during periods of falling inventory costs (deflationary periods). Valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO calculations using current month end perpetual inventory balances, except in those instances where better information regarding projected year-end balances is available.

NOTE 5 – LEASES

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

Our leases are presented in our condensed consolidated balance sheets as follows:

		March 31,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$171	$170
Finance lease assets (1)	Other assets	9	8
Total lease assets		$180	$178
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$32	$31
Finance lease liabilities	Accrued expenses and other current liabilities	2	1
Long-term
Operating lease liabilities	Operating lease liabilities	153	153
Finance lease liabilities	Other liabilities	8	8
Total lease liabilities		$195	$193

_____________________

(1)	Finance lease assets are recorded net of accumulated amortization of $1 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.

Expense associated with our operating leases was $12 million and $11 million for the three months ended March 31, 2025 and 2024, respectively, which we have classified in selling, general and administrative expenses. For the three months ended March 31, 2025, expense associated with our finance leases was $1 million related to the amortization of ROU Assets, which we have classified in cost of sales, and less than $1 million related to the interest on finance lease liabilities, which we have classified in interest expense. Cash paid for operating leases recognized as liabilities was $10 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for finance leases was $1 million for the three months ended March 31, 2025.

The maturity of lease liabilities is as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Remainder of 2025	$32	$2
2026	39	2
2027	32	2
2028	26	2
2029	21	2
After 2029	115	2
Total lease payments	265	12
Less: Interest	(80)	(2)
Present value of lease liabilities	$185	$10

The term and discount rate associated with leases are as follows:

	March 31,	March 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	10	11
Finance leases	5	—
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.8%	—

Amounts maturing after 2029 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term for operating leases is 5 years and 6 years for the periods ended  March 31, 2025 and 2024, respectively. Excluding optional renewals, our weighted average remaining lease term for finance leases is 5 years for the period ended  March 31, 2025.

Canada Lease Agreements

In connection with the sale of the Canada business, three operating lease commitments were assigned to the buyers where the Company has not been released from the covenants, liabilities and responsibilities under the lease agreements. The Company is obligated to perform under these agreements if the buyers fail to perform at any time during the remainder of the lease, which are set to expire on or before December 31, 2030. At the date of sale and for the three months ended  March 31, 2025, the undiscounted remaining lease payments under the agreement totaled $8 million. The Company has not recorded a liability with respect to the obligations as of  March 31, 2025, as the Company concluded the provisions of these lease assignments were not probable.

NOTE 6 – DEBT

The components of our debt are as follows (in millions):

	March 31,	December 31,
	2025	2024
Senior Secured Term Loan B (1)	$344	$344
Global ABL Facility	27	43
	371	387
Less: current portion	4	3
	$367	$384

(1)	The Senior Secured Term Loan B is net of discount and issuance costs of $7 million.

Senior Secured Term Loan B: The Company has a Senior Secured Term Loan "B" (the “Term Loan”) with an original principal amount of $350 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in October 2031, when the facility matures. The Term Loan was issued at an original issue discount of 99.5%. The Company used the proceeds from the Term Loan to repurchase all of its issued and outstanding shares of its Preferred Stock as discussed in Note 8.

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

Security. The Term Loan is secured by a second lien on the assets of MRC Global Inc., MRC Global (US) Inc. and those U.S. subsidiaries guaranteeing the Term Loan facility (collectively, the "Term Loan Credit Parties") securing the Global ABL Facility (which includes accounts receivable and inventory). The Term Loan is secured by a first lien on substantially all of the other assets of the Term Loan Credit Parities. The Term Loan is further secured by a first lien pledge of all of the capital stock of certain of the direct domestic subsidiaries of Term Loan Credit Parties and 65% of the capital stock of certain of the direct, non-U.S. subsidiaries of the Term Loan Credit Parties.

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

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in  November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments.

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

Security. Obligations under the U.S./Canadian Facility are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the U.S. Borrowers, U.S. Guarantors, the Canadian Borrowers and the Canadian Guarantors. In connection with the Company’s sale of its Canadian operations, the security interests in the Company’s Canadian accounts receivable and inventory that were sold were released, and as these Canadian operations were sold, the Company does not expect the Canadian Borrowers to actively utilize the facility for borrowings. The obligations of any Foreign Borrower are primarily secured, subject to certain exceptions, by a first-priority security interest in the accounts receivable, inventory and related assets of the Foreign Borrowers and the ABL Guarantors and a first-priority pledge by the Foreign Borrower of the equity interests in its direct, wholly owned restricted subsidiaries incorporated in the relevant borrower jurisdictions and intercompany debt instruments the Foreign Borrower holds. No property of a Foreign Borrower or its subsidiaries (other than the Canadian Borrowers) secures the U.S./Canadian Facility. The security interest in accounts receivable, inventory and related assets of the U.S. Borrowers ranks prior to the security interest in this collateral which secures the Term Loan.

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

Excess Availability. At  March 31, 2025, availability under our Global ABL Facility was $507 million.

Interest on Borrowings: The interest rates on our outstanding borrowings at  March 31, 2025 and December 31, 2024, including amortization of debt issuance costs, were as follows:

	March 31,	December 31,
	2025	2024
Senior Secured Term Loan B	8.29%	8.02%
Global ABL Facility	5.92%	5.95%
Weighted average interest rate	8.12%	7.79%

NOTE 7 – INCOME TAXES

For the three months ended March 31, 2025, we generated $9 million in income from continuing operations before taxes and recorded a provision for income taxes of $1 million resulting in an effective tax rate of 11%. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three months ended March 31, 2025 was lower than the U.S. federal statutory rate due a tax benefit on to the vesting of stock awards against lower income before taxes.

For the three months ended March 31, 2024, we generated $28 million in income from continuing operations before taxes and recorded a provision for income taxes of $8 million resulting in an effective tax rate of 29%. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit due to valuation allowances.

NOTE 8 – REDEEMABLE PREFERRED STOCK

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2025, 294,607 performance share unit awards, 4,224 restricted stock awards and 624,228 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees. Additional performance share unit awards of 101,107 and 35,427 were granted during the first quarter of 2025 and 2024, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	March 31,	December 31,
	2025	2024
Currency translation adjustments	$(203)	$(236)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(204)	$(237)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2025	2024
Numerator
Net income from continuing operations	$8	$20
Less: Dividends on Series A Preferred Stock	—	6
Net income from continuing operations attributable to common stockholders used in earnings per share	8	14
Loss from discontinued operations, net of tax	(30)	(1)
Net (loss) income attributable to common stockholders	$(22)	$13

Denominator
Average basic shares outstanding	85.7	84.7
Effect of dilutive securities	—	1.4
Average diluted shares outstanding	85.7	86.1

Basic earnings (loss) per common share:
Income from continued operations	$0.09	$0.16
Loss from discontinued operations	(0.35)	(0.01)
Basic (loss) earnings per common share	$(0.26)	$0.15

Diluted earnings (loss) per common share:
Income from continued operations	$0.09	$0.16
Loss from discontinued operations	(0.35)	(0.01)
Diluted (loss) earnings per common share	$(0.26)	$0.15

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended March 31, 2025, we had 1.7 million anti-dilutive restricted stock units and performance units. For the three months ended March 31, 2024, we had approximately 0.9 million anti-dilutive stock options, restricted stock units and performance units. For the three months ended March 31, 2024, all of the shares of the Preferred Stock were anti-dilutive.

NOTE 10 – SEGMENT INFORMATION

Our business is comprised of two operating and reportable segments as of March 31, 2025: U.S. and International. Our International segment consists of our operations outside of the U.S. These segments represent our business of selling PVF to the energy sector across each of the following sectors:

●	Gas Utilities (storage and distribution of natural gas),
●	DIET: downstream, industrial and energy transition (crude oil refining, petrochemical processing, general industrials and energy transition projects), and
●	PTI: production and transmission infrastructure (exploration, production, extraction, gathering, processing and transmission of oil and gas).

The Company has identified its Chief Operating Decisions Maker ("CODM") as our President and Chief Executive Officer. The CODM regularly reviews gross profit and operating income (loss) by reportable segment to make operating decisions, allocate resources and assess performance of the business. Gross profit is sales less total cost of sales, which includes depreciation and amortization expense and amortization of intangibles expense. Operating income (loss) is gross profit less selling, general and administrative expenses and impairment and other charges. The CODM is provided with consolidated information on cost of sales, selling, general and administrative expenses, interest expense and income tax expense. There are no other significant expense categories regularly provided to the CODM beyond those disclosed in the condensed consolidated statements of operations. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted revenue, cost of sales and operating expenses information on a consolidated basis.

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations, which was previously considered an operating and reportable segment of the business. The operating results and cash flows for the assets sold and liabilities assumed as part of the agreement have been classified as discontinued operations within the condensed consolidated financial statements for all periods presented. Additional disclosures regarding the sale of the assets associated with our Canada operations are provided in Note 2.

The following table presents financial information for each segment (in millions):

	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales
U.S.	$591	$667
International	121	110
Consolidated sales	$712	$777

Cost of Sales
U.S.	$471	$528
International	89	80
Total cost of sales	$560	$608

Depreciation and amortization (1)
U.S.	$5	$4
International	—	1
Total depreciation and amortization expense	$5	$5

Amortization of intangibles (1)
U.S.	$5	$4
International	—	1
Total amortization of intangibles expense	$5	$5

Gross Profit
U.S.	$110	$131
International	32	28
Total gross profit	$142	$159

Selling, general and administrative expenses
U.S.	$103	$97
International	21	22
Corporate and other (2)	—	1
Total selling, general and administrative expenses	$124	$120

Operating income (loss)
U.S.	$7	$34
International	11	6
Corporate and other (2)	—	(1)
Operating income	$18	$39

Interest expense	$(9)	$(8)
Other, net	—	(3)
Income from continuing operations before income taxes	$9	$28

____________

(1)	The balances for depreciation and amortization and amortization of intangibles are included within total cost of sales on the condensed consolidated statements of operations.
(2)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

Total assets by segment are as follows (in millions):

	March 31,	December 31,
	2025	2024
Total assets
U.S.	$1,381	$1,278
International	313	301
Corporate and other (1)	6	9
Discontinued operations	4	36
Total assets	$1,704	$1,624

____________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	March 31,	December 31,
	2025	2024
Property, plant and equipment
U.S.	95%	94%
International	5%	6%
Total property, plant and equipment	100%	100%

Our sales by product line are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
Type	2025	2024
Line Pipe	$72	$113
Carbon Fittings and Flanges	90	96
Total Carbon Pipe, Fittings and Flanges	162	209
Valves, Automation, Measurement and Instrumentation	277	279
Gas Products	187	187
Stainless Steel and Alloy Pipe and Fittings	40	38
General Products	46	64
	$712	$777

NOTE 11 – FAIR VALUE MEASUREMENTS

From time to time, we use derivative financial instruments to help manage our exposure to fluctuations in foreign currencies. Foreign exchange forward contracts are reported at fair value utilizing Level 2 inputs, as the fair value is based on broker quotes for the same or similar derivative instruments. Our foreign exchange derivative instruments are freestanding, and we have not designated them as hedges; accordingly, we have recorded changes in their fair market value in earnings. There were no outstanding forward foreign exchange contracts as of  March 31, 2025 and  December 31, 2024.

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $371 million and $387 million at March 31, 2025 and December 31, 2024, respectively. The fair value of our debt was $376 million and $394 million at March 31, 2025 and December 31, 2024, respectively. We estimate the fair value of our debt using Level 2 inputs or quoted market prices.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of March 31, 2025, we are named a defendant in approximately 469 lawsuits involving approximately 1,034 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

We offer approximately 200,000 SKUs, including an extensive array of PVF, oilfield supply, valve automation and modification, measurement, instrumentation and other general and specialty products from our global network of over 7,100 suppliers. With over 100 years of experience, our over 2,500 employees (or "team members") serve over 8,300 customers through approximately 200 service locations including regional distribution centers, service centers, corporate offices and third-party pipe yards, where we often store and deploy pipe near customer locations.

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

MRC Global Sale of Canada Business

On March 14, 2025, the Company completed its sale of its Canadian operations to EMCO Corporation, and we used the proceeds to reduce debt. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the three months ended March 31, 2025. The historical results of the Canada segment have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. Additional disclosures regarding the sale of our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Recent Trends and Outlook

In January 2025, a new U.S. President took office for the second time, and a new U.S. Congress was seated. The new President has executed a number of executive orders that terminate U.S. participation in the Paris Climate Agreement and purport to support U.S. oil and gas producers, reduce U.S. focus on alternative energy sources and lessen the regulatory burden on businesses. The President and his party have also announced an aggressive policy agenda to raise tariffs on imported goods, maintain and enhance expiring tax code changes that are due to expire in 2025, including a series of reduced tax rates, modify the relationships between the U.S. and other countries, cancel or modify trade treaties and remake relationships with other countries. Until specific laws are passed, executive actions are taken, or federal regulatory action is enacted, it is unclear what impact these policies will have on our business. While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, increase our U.S. business activity and the sales of products from our U.S. suppliers, it is not clear that all impacts will be positive. Oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. In addition, it is unclear how potential U.S. government actions will impact financial support for carbon capture and utilization projects that many companies, including oil and gas producers, participate or how tariffs may impact the cost of our new purchases of inventory for our customers. The President has imposed significant tariffs on steel products, which have taken effect in mid-March 2025. A significant portion of the products that we sell are made from steel. In addition, the President has announced significant tariffs on products from China and other countries where we currently source products. The majority of the products that we purchase is from U.S. suppliers, but a portion is sourced from China, including certain valve sub-assemblies that our suppliers finish in the U.S. The tariffs on products from other countries, outside of the U.S. and China, have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. The short-term impacts of tariffs on our business depends upon whether we can pass price increases to cover the tariffs to our customers. Longer-term, if tariffs significantly raise the price of infrastructure buildouts to our customers, our customers may delay or cancel projects, depressing demand for our products. Even so, a significant portion of our U.S. inventory and products are domestically made but some products, such as valves, often have a significant portion of non-U.S. components, and we do import some valve and other products. However, in the absence of specifics on some policies and the rapidly changing tariff landscape and given the government's generally supportive stance for the oil and gas industry, we are cautiously optimistic that these policies will be supportive of our business.

We continue to support our customers in the Gas Utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. During the three months ended March 31, 2025, revenue increased  $48 million sequentially from the three months ended December 31, 2024, and  decreased  $65 million from the three months ended March 31, 2024. For the quarter ended March 31, 2025, 69% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities

Our Gas Utilities sector makes up 38% of our total Company revenue for the first three months of 2025, with a 3% increase in revenue compared to the three months ended March 31, 2024. Sequentially, this sector experienced increased revenue of 8% in the first quarter, compared to the fourth quarter of 2024. Over the last two years, several of our key Gas Utilities customers have been focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. However, we believe this concern has diminished coming into 2025 and our customers are expected to return to more traditional spending patterns in the near term. Although we have experienced lower sales activity in this sector in prior years, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our Gas Utilities customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2023, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") estimates approximately 35% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases, we do not anticipate this to have a significant impact as customers will generally reallocate their budgets toward integrity upgrade projects. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others

Downstream, Industrial and Energy Transition (DIET)

DIET generated 31% of our total Company revenue for the first three months of 2025, and decreased 18% compared to the three months ended March 31, 2024. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. This sector has a significant amount of project activity, which can create substantial variability between quarters.

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

Production and Transmission Infrastructure (PTI)

The PTI sector of our business, which consists of the traditional upstream and midstream oil and gas markets, is the most cyclical, and in the first three months of 2025 this sector represented 31% of our Company revenues with an 11% decrease compared to the three months ended March 31, 2024. During the first three months of 2025, Brent crude oil price averaged approximately $76 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $72 per barrel. Oil prices and natural gas prices drive customer activity, and both prices have experienced recent volatility. Recently, OPEC+ announced plans for increased production which could result in declines in prices and have a negative impact on our business.

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

Many customers, especially in our Gas Utilities sector, have focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. We have also been able to reduce our inventory levels due to this normalization in supply chain. We expect that these customers will begin to normalize their purchasing patterns in 2025.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	March 31,	December 31,	March 31,
	2025	2024	2024
U.S.	$354	$304	$412
International	249	254	253
	$603	$558	$665

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The breakdown of our sales by sector for the three months ended March 31, 2025 and 2024 was as follows (in millions):

	Three Months Ended
	March 31, 2025		March 31, 2024
Gas Utilities	$273	38%	$265	34%
DIET	220	31%	267	34%
PTI	219	31%	245	32%
	$712	100%	$777	100%

For the three months ended March 31, 2025 and 2024, the following table summarizes our results of operations (in millions):

	Three Months Ended
	March 31,	March 31,
	2025	2024	$ Change	% Change
Sales:
U.S.	$591	$667	$(76)	(11)%
International	121	110	11	10%
Consolidated	$712	$777	$(65)	(8)%

Operating income (loss):
U.S.	$7	$34	$(27)	(79)%
International	11	6	5	83%
Corporate and other (1)	—	(1)	1	N/M
Consolidated	$18	$39	$(21)	(54)%

Interest expense	$(9)	$(8)	$(1)	13%
Other, net	—	(3)	3	N/M
Income from continuing operations before income taxes	9	28	(19)	(68)%
Income tax expense	(1)	(8)	7	(88)%
Net income from continuing operations	8	20	(12)	(60)%
Loss from discontinued operations, net of tax	(30)	(1)	(29)	N/M
Net (loss) income	(22)	19	(41)	N/M
Series A preferred stock dividends	—	6	(6)	N/M
Net (loss) income attributable to common stockholders	$(22)	$13	$(35)	N/M

Gross profit	$142	$159	$(17)	(11)%
Adjusted Gross Profit (2)	$153	$170	$(17)	(10)%
Adjusted EBITDA (2)	$36	$57	$(21)	(37)%

_____________________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 26-28 herein.

Sales. Our sales were $712 million for the three months ended March 31, 2025, as compared to $777 million for the three months ended March 31, 2024, a decrease of $65 million, or 8%. This decrease is due to a decline in the DIET and PTI sectors of $47 million and $26 million, respectively, offset by an increase in the Gas Utilities sector of $8 million.

U.S. Segment—Our U.S. sales decreased to $591 million for the three months ended March 31, 2025, from $667 million for the three months ended March 31, 2024. This $76 million, or 11%, decrease reflects the following:

●	a decrease in PTI sector sales of $44 million due to lower line pipe sales and the completion of large projects in 2024;
●	a decrease in DIET sector sales of $40 million due to fewer mining, refining and chemicals customers' projects completed in 2024;
●	an increase in Gas Utilities sector sales of $8 million driven by customers resuming normalized buying patters and increased capital spending budgets.

International Segment—Our International sales increased to $121 million for the three months ended March 31, 2025, from $110 million for the same period in 2024. This International sales increase of $11 million was primarily driven by the increase in the PTI sector sales of $18 million, offset by a decrease in the DIET sector sales of $7 million. In addition, the weakening of foreign currencies in areas where we operate relative to the U.S. dollar unfavorably impacted sales by $4 million, or 4%.

Gross Profit. Our gross profit was $142 million (19.9% of sales) for the three months ended March 31, 2025, as compared to $159 million (20.5% of sales) for the three months ended March 31, 2024. This decrease of $17 million was primarily due to the decrease in sales and reduced margins in our line pipe product group. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $1 million for the first quarter of 2025 compared to a $1 million increase in cost of sales in the three months ended March 31, 2024.

Adjusted Gross Profit. Adjusted Gross Profit declined to $153 million (21.5% of sales) for the three months ended March 31, 2025, from $170 million (21.9% of sales) for the three months ended March 31, 2024, a decrease of $17 million due to lower sales and reduced margins primarily in our line pipe product group. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	Percentage	March 31,	Percentage
	2025	of Revenue*	2024	of Revenue*
Gross profit, as reported	$142	19.9%	$159	20.5%
Depreciation and amortization	5	0.7%	5	0.6%
Amortization of intangibles	5	0.7%	5	0.6%
Increase in LIFO reserve	1	0.1%	1	0.1%
Adjusted Gross Profit	$153	21.5%	$170	21.9%

*Does not foot due to rounding

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $124 million (17.4% of sales) for the three months ended March 31, 2025, as compared to $120 million (15.4% of sales) for the three months ended March 31, 2024. The $4 million increase in SG&A was primarily driven by an increase in legal and professional fees and an increase in personnel expenses and professional fees related to the Company's efforts to remediate the internal control material weakness.

Operating Income. Operating income was $18 million for the three months ended March 31, 2025, as compared to operating income of $39 million for the three months ended March 31, 2024, a decrease of $21 million, primarily due to lower sales.

U.S. Segment—Operating income for our U.S. segment was $7 million for the three months ended March 31, 2025, compared to operating income of $34 million for the three months ended March 31, 2024, a $27 million decrease. The $27 million decrease was primarily attributable to lower sales.

International Segment—Operating income for our International segment was $11 million for the three months ended March 31, 2025, as compared to operating income of $6 million for the three months ended March 31, 2024, primarily due to increased sales.

Corporate and other—We did not have any operating activity for the three months ended March 31, 2025, as compared to an operating loss of $1 million for the three months ended March 31, 2024, primarily attributable to lower corporate overhead allocation expenses.

Interest Expense. Our interest expense was $9 million and $8 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1 million was primarily due to higher benchmark interest rates.

Other, net. Other, net was less than $1 million income for the three months ended March 31, 2025 compared to $3 million expense for the three months ended March 31, 2024, which consisted primarily of foreign exchange losses.

Income Tax Expense. Our income tax expense was $1 million for the three months ended March 31, 2025, as compared to $8 million for the three months ended March 31, 2024. The decrease in expense is primarily due to decreased profitability, a tax windfall on stock vestings and a bad debt deduction in relation to the sale of the Canada business. Our effective tax rates were 11% and 29% for the three months ended March 31, 2025 and 2024, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended March 31, 2025 was favorably impacted by vesting of stock awards and lower income before tax.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January, 1, 2024. These rules did not have a material impact on our taxes for the three months ended March 31, 2025.

Net Income from Continuing Operations. Our net income from continuing operations was $8 million for the three months ended March 31, 2025, as compared to net income from continuing operations of $20 million for the three months ended March 31, 2024, a decrease of $12 million due to lower sales and margins.

(Loss) from Discontinued Operations, net of tax. Our loss from discontinued operations, net of tax, was $30 million for the three months ended March 31, 2025, as compared to loss of $1 million for the three months ended March 31, 2024. The decrease of $29 million was primarily attributable to the loss recorded related to the reclassification of foreign currency translation adjustments to net income and decreased revenues. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $36 million (5.1% of sales) for the three months ended March 31, 2025, as compared to $57 million (7.3% of sales) for the three months ended March 31, 2024.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations, charges related to our internal control remediation and plus or minus the impact of our LIFO inventory costing methodology.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net (loss) income	$(22)	$19
Loss from discontinued operations, net of tax	30	1
Net income from continuing operations	8	20
Income tax expense	1	8
Interest expense	9	8
Depreciation and amortization	5	5
Amortization of intangibles	5	5
Increase in LIFO reserve	1	1
Equity-based compensation expense	4	4
Internal control remediation	2	—
Non-recurring other legal and consulting costs	1	—
Activism response legal and consulting costs	—	3
Write off of debt issuance costs	—	1
Asset disposal	—	1
Foreign currency losses	—	1
Adjusted EBITDA	$36	$57

Liquidity and Capital Resources

Our primary credit facilities as of March 31, 2025 consist of a $750 million global asset-based lending facility (the "Global ABL Facility") and a Senior Secured Term Loan "B" (the "Term Loan") maturing in October 2031 with an original principal amount of $350 million.

Our Global ABL Facility matures in November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. Under the Global ABL Facility, U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of March 31, 2025, we had $27 million borrowings outstanding and $507 million of Excess Availability, as defined under our Global ABL Facility.

As of March 31, 2025, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $344 million. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 3.25 to 1.00 but greater than 3.00 to 1.00. The Term Loan accrues interest at a margin plus either Term SOFR or a base rate, depending on the Company’s election at the time of a loan. For loans incurring interest based on Term SOFR, the margin is (a) 350 basis points if either or both of the ratings (i) by Moody’s Investors Service, Inc. (“Moody’s”) is B2, or lower, or (ii) by Standard & Poor’s Ratings Services (“S&P”) is B, or lower, and (b) 325 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. For loans incurring interest based on the base rate, the margin is (a) 250 basis points if either or both of the ratings (i) by Moody’s is B2, or lower, or (ii) by S&P is B, or lower, and (b) 225 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. The Term Loan provides certain provisions if ratings are unavailable.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At March 31, 2025, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $570 million. As of March 31, 2025 and December 31, 2024, we had cash of $63 million, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below "investment grade" and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings On October 15, 2024, Moody's upgraded the Company's corporate family rating to 'B1' from 'B2' with a stable outlook. Moody's based its ratings upgrade, in part, on the Company's moderate leverage and ample interest coverage, modest capital spending requirements and solid operating performance. Moody's affirmed the outlook as 'stable' based on their view that the Company's performance will remain strong and continue to generate positive free cash flow, and the Company's credit metrics will remain robust. In addition, S&P affirmed the Company's issuer-credit rating of 'B' with a 'stable' outlook. In April 2025, S&P affirmed the Company's issuer-credit rating of 'B' with a revised outlook of 'positive'. Our existing obligations restrict our ability to incur additional debt under certain circumstances. We were in compliance with covenants contained in our various credit facilities as of and during the three months ended March 31, 2025, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net cash provided by (used in):
Operating cash flows from continuing operations	$21	$36
Operating cash flows from discontinued operations	(7)	2
Operating activities	14	38

Investing cash flows from continuing operations	(9)	(5)
Investing cash flows from discontinued operations	17	—
Investing activities	8	(5)

Financing cash flows from continuing operations	(23)	(17)
Financing cash flows from discontinued operations	—	—
Financing activities	(23)	(17)

Net (decrease) increase in cash and cash equivalents	$(1)	$16

Operating Activities

Net cash provided by operating activities from continuing operations was $21 million during the three months ended March 31, 2025 compared to $36 million provided by operating activities from continuing operations during the three months ended March 31, 2024. Net cash used in operating activities from discontinued operations was $7 million during the three months ended March 31, 2025 compared to $2 million provided by operating activities from discontinued operations during the three months ended March 31, 2024. Net cash provided by operating activities was $14 million during the three months ended March 31, 2025, compared to $38 million provided during the three months ended March 31, 2024. The change in operating cash flows was primarily the result of an increase in inventory and receivables, lower profitability, and partially offset by an increase in payables.

Investing Activities

Net cash used in investing activities from continuing operations was $9 million during the three months ended March 31, 2025 increased from $5 million used in the three months ended March 31, 2024, primarily related to the replacement of our North American enterprise resource planning system. We experienced an increase in net cash provided by investing activities from discontinued operations of $17 million during the three months ended March 31, 2025 as compared to no cash provided from investing activities for the three months ended March 31, 2024 due to proceeds from the sale of the Canada business.

Financing Activities

Net cash used in financing activities was $23 million for the three months ended March 31, 2025, compared to $17 million used in financing activities for the three months ended March 31, 2024. The change in cash used in financing activities from continuing operations is primarily due to the net payments on revolving credit facilities of $16 million for the three months ended March 31, 2025 compared to $5 million net payments from revolving credit facilities in the three months ended March 31, 2024, partially offset by no payment of preferred dividends for the three months ended March 31, 2025 as compared to payment of preferred dividends for the three months ended March 31, 2024 of $6 million.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of our financial condition, changes in our financial condition or results of operations. For a description of our critical accounting policies, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by the Exchange Act Rule 13a-15(e), we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include (among other things) controls and procedures designed to provide assurance that the information that we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive officer (our "CEO") and principal financial officer (our "CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated our disclosure controls and procedures as of March 31, 2025, and has concluded that our disclosure controls and procedures were not effective as of March 31, 2025, solely due to the material weakness regarding our internal control over financial reporting regarding our inventory cycle count control identified in our 2024 Annual Report on Form 10-K on page F-1.

Management's remediation plan.

To address the material weakness, management of the company is implementing the following remediation program to enhance the operating effectiveness of its inventory cycle count control:

●	The Company is hiring additional resources with expertise to oversee inventory management and develop improved monitoring capabilities related to the cycle count process;
●	The Company engaged a consulting firm with supply chain expertise to review and provide recommendations to improve our process;
●	The Company is enhancing its training program for operational leaders and warehouse staff on our cycle count process;
●	The Company also expects to implement a new modern cloud-based ERP system by the end of 2025, that is expected to provide additional controls and improved monitoring capabilities compared to our current mainframe ERP system.

The Company anticipates the actions described above and resulting improvements in the operating effectiveness of the cycle count control will strengthen the Company's processes and procedures and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Changes in internal control over financial reporting.

Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding asbestos cases in which we are a defendant and other claims and proceedings, see “Note 12-Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  MINING SAFETY DISCLOSURES

None.

Item 5.  Other Information

During the quarter ended March 31, 2025, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer