Form 10-Q
period 2025-06-30
MRC GLOBAL INC.
filed 2025-08-06
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

There were 84,985,289 shares of the registrant’s common stock (excluding 95,979 unvested restricted shares), par value $0.01 per share, issued and outstanding as of July 30, 2025.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$75	$63
Accounts receivable, net	469	378
Inventories, net	490	415
Other current assets	43	29
Current assets of discontinued operations	1	36
Total current assets	1,078	921

Long-term assets:
Operating lease assets	159	170
Property, plant and equipment, net	102	89
Other assets	36	37

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	135	143
Total assets	$1,774	$1,624

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$438	$329
Accrued expenses and other current liabilities	114	124
Operating lease liabilities	31	31
Current portion of debt obligations	4	3
Current liabilities of discontinued operations	—	21
Total current liabilities	587	508

Long-term liabilities:
Long-term debt	445	384
Operating lease liabilities	142	153
Deferred income taxes	37	35
Other liabilities	27	28

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 110,417,888 and 109,460,293 issued, respectively	1	1
Additional paid-in capital	1,781	1,779
Retained deficit	(661)	(652)
Less: Treasury stock at cost: 25,433,286 and 24,216,330 shares, respectively	(390)	(375)
Accumulated other comprehensive loss	(195)	(237)
Total stockholders' equity	536	516
Total liabilities and stockholders' equity	$1,774	$1,624

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales	$798	$799	$1,510	$1,576
Cost of sales	647	630	1,217	1,248
Gross profit	151	169	293	328

Selling, general and administrative expenses	130	122	254	242
Operating income	21	47	39	86

Other (expense) income:
Interest expense	(10)	(7)	(19)	(15)
Other, net	7	2	7	(1)

Income from continuing operations before income taxes	18	42	27	70
Income tax expense from continuing operations	5	12	6	20
Net income from continuing operations	13	30	21	50
Income (loss) from discontinued operations, net of tax	—	—	(30)	(1)
Net income (loss)	13	30	(9)	49
Series A preferred stock dividends	—	6	—	12
Net income (loss) attributable to common stockholders	$13	$24	$(9)	$37

Basic earnings (loss) per common share:
Income from continued operations	$0.15	$0.28	$0.24	$0.45
Income (loss) from discontinued operations	—	—	(0.35)	(0.01)
Basic earnings (loss) per common share	$0.15	$0.28	$(0.11)	$0.44

Diluted earnings (loss) per common share:
Income from continued operations	$0.15	$0.28	$0.24	$0.44
Income (loss) from discontinued operations	—	—	(0.35)	(0.01)
Diluted earnings (loss) per common share	$0.15	$0.28	$(0.11)	$0.43

Weighted-average common shares, basic	85.5	85.2	85.6	84.9
Weighted-average common shares, diluted	86.6	86.4	85.6	86.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net income from continuing operations	$13	$30	$21	$50
Income (loss) from discontinued operations, net of tax	—	—	(30)	(1)
Net income (loss)	$13	$30	$(9)	$49

Other comprehensive income (loss)
Foreign currency translation adjustments	9	1	$14	$(4)
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	28	—
Total other comprehensive income (loss), net of tax	9	1	42	(4)
Comprehensive income	$22	$31	$33	$45

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Shares	Amount	Income (Loss)	Equity
Balance at December 31, 2024	109	$1	$1,779	$(652)	(24)	$(375)	$(237)	$516
Net loss	—	—	—	(22)	—	—	—	(22)
Foreign currency translation	—	—	—	—	—	—	5	5
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	—	—	—	—	28	28
Vesting of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(6)	—	—	—	—	(6)
Equity-based compensation expense	—	—	4	—	—	—	—	4
Balance at March 31, 2025	110	$1	$1,777	$(674)	(24)	$(375)	$(204)	$525
Net income	-	-	-	13	-	-	-	13
Common stock repurchased	-	-	-	-	(1)	(15)	-	(15)
Foreign currency translation	-	-	-	-	-	-	9	9
Equity-based compensation expense	-	-	4	-	-	-	-	4
Balance at June 30, 2025	110	$1	$1,781	$(661)	(25)	$(390)	$(195)	$536

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	—	—	—	19	—	—	—	19
Foreign currency translation	—	—	—	—	—	—	(5)	(5)
Shares withheld for taxes	—	—	(5)	—	—	—	—	(5)
Equity-based compensation expense	—	—	4	—	—	—	—	4
Dividends declared on preferred stock	—	—	—	(6)	—	—	—	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495
Net income	-	-	-	30	-	-	-	30
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2024	109	$1	$1,770	$(641)	(24)	$(375)	$(232)	$523

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Operating activities
Net income from continuing operations	$21	$50
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by continuing operations:
Depreciation and amortization	12	10
Amortization of intangibles	9	10
Equity-based compensation expense	8	7
Deferred income tax expense	—	1
Increase in LIFO reserve	11	2
Other non-cash items	(3)	4
Changes in operating assets and liabilities:
Accounts receivable	(80)	(49)
Inventories	(82)	33
Other current assets	(4)	(2)
Accounts payable	106	25
Accrued expenses and other current liabilities	(23)	5
Operating cash flows from continuing operations	(25)	96
Operating cash flows from discontinued operations	(5)	5
Net cash (used in) provided by operating activities	(30)	101

Investing activities
Purchases of property, plant and equipment	(24)	(14)
Other investing activities	5	1
Investing cash flows from continuing operations	(19)	(13)
Investing cash flows from discontinued operations	17	—
Net cash used in investing activities	(2)	(13)

Financing activities
Payments on revolving credit facilities	(337)	(115)
Proceeds from revolving credit facilities	400	258
Payments on debt obligations	(1)	(295)
Dividends paid on preferred stock	—	(12)
Repurchases of common stock	(15)	—
Repurchases of shares to satisfy tax withholdings	(7)	(5)
Other financing activities	(1)	—
Financing cash flows from continuing operations	39	(169)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	39	(169)

Increase (decrease) in cash	7	(81)
Effect of foreign exchange rate on cash	5	(1)
Cash -- beginning of period	63	131
Cash -- end of period	$75	$49

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$22	$13
Cash paid for income taxes	$10	$19

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

Planned Merger with DNOW Inc.

On June 26, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with DNOW Inc., a Delaware Corporation ("DNOW"), Buck Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of DNOW ("Merger Sub") and Stag Merger Sub, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of DNOW ("LLC Sub"). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement:

(1)	Merger Sub will be merged with and into MRC Global, with MRC Global continuing as the surviving corporation (the "First Merger" and the time the First Merger becomes effective, the "Effective Time") and
(2)	immediately following the First Merger, MRC Global will be merged with and into LLC Sub (the "Second Merger" and, together with the First Merger, the "Mergers"), with LLC Sub continuing as the surviving company at the effective time of the Second Merger as a wholly owned, direct subsidiary of DNOW.

At the Effective Time, each share of common stock of MRC Global issued and outstanding (other than certain excluded shares) immediately prior to the Effective Time will be converted into the right to receive 0.9489 shares of common stock, $0.01 par value, of DNOW, subject to certain adjustments, with cash paid in lieu of the issuance of fractional shares, if any (collectively, the "Merger Consideration"). The Merger Agreement also specifies the treatment of outstanding MRC Global equity awards in connection with the Mergers. The completion of the Mergers is subject to shareholder and regulatory approvals and other customary mutual closing conditions.

The Merger Agreement contains termination rights for each of MRC Global and DNOW, including, among others, if the consummation of the First Merger does not occur on or before June 26, 2026 (subject to two potential extensions to September 26, 2026 and December 26, 2026 if the required regulatory approvals have not been received but all other conditions to closing have been satisfied or waived (except for those conditions that by their nature are to be satisfied at closing)). Additionally, the Merger Agreement permits either party, subject to compliance with certain requirements and payment of a termination fee (described below), to terminate the Merger Agreement to enter into a definitive agreement for a superior alternative acquisition proposal.

Upon termination of the Merger Agreement under specified circumstances, including, among others, either party's termination under the following circumstances:

(1)	to enter into a definitive agreement for a superior alternative acquisition proposal.
(2)	if a party's board of directors changes its recommendation to complete the Mergers,
(3)	the other party, its subsidiaries or any of its directors or officers materially breached its non-solicitation obligations or
(4)	for enumerated reasons, followed by entry into a definitive agreement for an alternative proposal within nine months of a termination,

the applicable party would be required to pay a termination fee to the other party of $45.5 million. In addition, under certain circumstances, if the Merger Agreement is terminated because of a failure of one party’s stockholders to approve the proposals necessary to consummate the Mergers, that party will be required to pay the other party up to $8.5 million for reimbursement of transaction expenses incurred. In no event will either party be entitled to receive more than one termination fee, net of any expense reimbursement.

During the three and six months ended June 30, 2025, we recorded third party legal and consulting costs of $6 million and $7 million, respectively, in connection with the Merger Agreement with DNOW. These costs are reflected in selling, general and administrative expenses within our condensed consolidated statement of operations.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2025. We have derived our condensed consolidated balance sheet as of  June 30, 2025, from the audited consolidated financial statements for the year ended December 31, 2024. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

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

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. The historical results of the assets to be sold and the liabilities to be assumed (the "Disposal Group") have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Additional disclosures regarding the sale of assets and assumption of liabilities associated with our Canada operations are provided in Note 2.

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

NOTE 2 – Discontinued Operations

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. Net cash proceeds for the sale were $18 million, which includes final working capital adjustments of $1 million to be received. The historical results of the Disposal Group have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the six months ended June 30, 2025. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of  June 30, 2025 and December 31, 2024.

In connection with the agreement to sell the Disposal Group and effective March 14, 2025, the Company entered into a Transition Services Agreement (“TSA”) under which the Company provides EMCO Corporation certain transition services related to operational systems, finance and accounting, human resources, information technology, treasury, data transfer services and licenses to use certain intellectual property rights. The time period in which the transition services are provided varies from closing to a period not to exceed one year from closing. For the three and six months ended June 30, 2025, we recognized $1 million from the provision of these services pursuant to the TSA. This income was included in other, net on the condensed consolidated statement of operations for the three and six months ended June 30, 2025. Additionally, the Company has assigned certain operating lease agreements to EMCO corporation as part of the sale. Refer to Note 5 for additional disclosures regarding these lease assignments.

Details of the "Loss from discontinued operations, net of tax" are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales	$—	$33	$16	$62
Cost of sales	—	29	14	54
Gross profit	—	4	2	8

Selling, general and administrative expenses	—	4	5	9
Operating loss	—	—	(3)	(1)

Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	(28)	—

Loss from discontinued operations	—	—	(31)	(1)
Income tax benefit from discontinued operations	—	—	(1)	—
Loss from discontinued operations, net of tax	$—	$—	$(30)	$(1)

The following table summarizes the Disposal Group assets and liabilities classified as discontinued operations in the Company's Condensed Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Accounts receivable, net	$1	$19
Inventories, net	—	30
Property, plant and equipment, net	—	1
Operating lease assets	—	8
Loss recognized on classification as held for sale	—	(22)
Current assets of discontinued operations	$1	$36

Liabilities
Current liabilities:
Trade accounts payable	$—	$12
Accrued expenses and other current liabilities	—	1
Operating lease liabilities	—	8
Current liabilities of discontinued operations	$—	$21

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration, and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of June 30, 2025, and December 31, 2024, was $39 million and $18 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at June 30, 2025 and December 31, 2024 was $22 million and $16 million, respectively. During the three and six months ended June 30, 2025, we recognized $8 million and $14 million of the revenue that was deferred as of December 31, 2024. During the three and six months ended June 30, 2024, we recognized $3 million and $6 million of the revenue that was deferred as of December 31, 2023. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
June 30,

	U.S.	International	Total
2025:
Gas Utilities	$299	$—	$299
DIET	162	61	223
PTI	197	79	276
	$658	$140	$798
2024:
Gas Utilities	$287	$—	$287
DIET	188	68	256
PTI	202	54	256
	$677	$122	$799

Six Months Ended
June 30,

	U.S.	International	Total
2025:
Gas Utilities	$572	$—	$572
DIET	324	119	443
PTI	353	142	495
	$1,249	$261	$1,510
2024:
Gas Utilities	$552	$—	$552
DIET	390	133	523
PTI	402	99	501
	$1,344	$232	$1,576

Allowance for Credit Losses: We estimate the adequacy of the allowance for credit losses on receivables based upon periodic evaluation of accounts that  may have a higher credit risk using information available about the customer, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. As of June 30, 2025 and December 31, 2024, the allowance for credit losses totaled $3 million and $3 million, respectively.

NOTE 4 – INVENTORIES

The composition of our inventory is as follows (in millions):

	June 30,	December 31,
	2025	2024
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$221	$206
Carbon steel pipe, fittings and flanges	153	135
Gas products	281	265
All other products	143	104
	798	710
Less: Excess of weighted-average cost over LIFO cost (LIFO reserve)	(291)	(280)
Less: Other inventory reserves	(17)	(15)
	$490	$415

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

Our leases are presented in our condensed consolidated balance sheets as follows:

		June 30,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$159	$170
Finance lease assets (1)	Other assets	9	8
Total lease assets		$168	$178
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$31	$31
Finance lease liabilities	Accrued expenses and other current liabilities	2	1
Long-term
Operating lease liabilities	Operating lease liabilities	142	153
Finance lease liabilities	Other liabilities	8	8
Total lease liabilities		$183	$193

_____________________

(1)	Finance lease assets are recorded net of accumulated amortization of $4 million and $2 million as of June 30, 2025 and December 31, 2024, respectively.

Expense associated with our operating leases was $11 million and $23 million for the three and six months ended June 30, 2025, respectively, and $10 million and $21 million for the three and six months ended June 30, 2024, respectively, which we have classified in selling, general and administrative expenses. For the three and six months ended June 30, 2025, expense associated with our finance leases was $1 million and $2 million, respectively, related to the amortization of ROU Assets, which we have classified in cost of sales, and less than $1 million related to the interest on finance lease liabilities, which we have classified in interest expense. Cash paid for operating leases recognized as liabilities was $11 million and $21 million for the three and six months ended June 30, 2025, respectively and $9 million and $20 million for the three and six months ended June 30, 2024, respectively. Cash paid for finance leases was less than $1 million and $1 million for the three and six months ended June 30, 2025, respectively.

The maturity of lease liabilities is as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Remainder of 2025	$21	$2
2026	38	2
2027	32	2
2028	25	2
2029	20	2
After 2029	113	2
Total lease payments	249	12
Less: Interest	(76)	(2)
Present value of lease liabilities	$173	$10

The term and discount rate associated with leases are as follows:

	June 30,	June 30,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	11	11
Finance leases	5	—
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.8%	—

Amounts maturing after 2029 include expected renewals for leases of regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term for operating leases is 5 years and 6 years for the periods ended  June 30, 2025 and 2024, respectively. Excluding optional renewals, our weighted average remaining lease term for finance leases is 5 years for the period ended  June 30, 2025.

Canada Lease Agreements

In connection with the sale of the Canada business, three operating lease commitments were assigned to the buyers where the Company has not been released from the covenants, liabilities and responsibilities under the lease agreements. The Company is obligated to perform under these agreements if the buyers fail to perform at any time during the remainder of the lease, which are set to expire on or before December 31, 2030. At the close date of the sale and as of  June 30, 2025, the undiscounted remaining lease payments under the agreement totaled $8 million and $7 million, respectively. The Company has not recorded a liability with respect to the obligations as of  June 30, 2025, as the Company concluded the provisions of these lease assignments were not probable.

NOTE 6 – DEBT

The components of our debt are as follows (in millions):

	June 30,	December 31,
	2025	2024
Senior Secured Term Loan B (1)	$343	$344
Global ABL Facility	106	43
	449	387
Less: current portion	4	3
	$445	$384

(1)	The Senior Secured Term Loan B is net of discount and issuance costs of $7 million.

Senior Secured Term Loan B: The Company has a Senior Secured Term Loan "B" (the “Term Loan”) with an original principal amount of $350 million, which amortizes in equal quarterly installments of 1% per year with the balance payable in October 2031, when the facility matures. The Term Loan was issued at an original issue discount of 99.5%. The Company used the proceeds from the Term Loan to repurchase all of its issued and outstanding shares of its Preferred Stock as discussed in Note 8. Pursuant to the Merger Agreement, the Company will deliver, at the option of DNOW, a payoff letter with respect to the Term Loan for payment in full of the Term Loan at the closing of the Mergers, or an amendment, or a consent from the requisite holders, of the Term Loan, permitting the transactions contemplated by the Merger Agreement.

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

Global ABL Facility: The Company is a party to a multi-currency, global asset-based lending facility (the “Global ABL Facility”), including certain of its subsidiaries, its lenders and Bank of America, N.A. as administrative agent, security trustee and collateral agent. The Global ABL Facility is a revolving credit facility of $750 million, which matures in  November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. Upon closing of the Mergers, the combined company must pay the Global ABL Facility in full, discharge and terminate it or amend the Global ABL Facility to avoid an event of default precipitated by the change in control of the Company. DNOW has obtained a debt commitment letter and has represented that it will have sufficient liquidity to pay off and discharge the Global ABL Facility at closing out of available funds, other sources and from the debt financing that the debt commitment letter outlines.

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

Excess Availability. At  June 30, 2025, availability under our Global ABL Facility was $499 million.

Interest on Borrowings: The interest rates on our outstanding borrowings at  June 30, 2025 and December 31, 2024, including amortization of debt issuance costs, were as follows:

	June 30,	December 31,
	2025	2024
Senior Secured Term Loan B	7.57%	8.02%
Global ABL Facility	6.19%	5.95%
Weighted average interest rate	7.25%	7.79%

NOTE 7 – INCOME TAXES

For the three and six months ended June 30, 2025 we generated $18 million income and $27 million income, respectively, from continuing operations before taxes and recorded a provision for income taxes of $5 million expense and $6 million expense, respectively, resulting in an effective tax rate of 28% and 22%, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three months ended  June 30, 2025 was higher than the U.S. federal statutory rate due to non-deductible expenses. The effective tax rate for the six months ended  June 30, 2025 was higher than the U.S. federal statutory rate due to a tax benefit on the vesting of stock awards, non-deductible expenses and the effect of foreign operations.

For the three and six months ended June 30, 2024, we generated $42 million and $70 million, respectively, in income from continuing operations before taxes and recorded a provision for income taxes of $12 million and $20 million, respectively, resulting in an effective tax rate of 29% in both periods. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three and six months ended  June 30, 2024 was higher than the U.S. federal statutory rate due to foreign losses with no tax benefit due to valuation allowances.

On July 4, 2025, the One Big Beautiful Bill Act was enacted which included provisions related to bonus depreciation, research and development, foreign derived intangible income and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate. The Company is currently evaluating the impact of these policies which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

In January 2025, the Company’s board of directors authorized a share repurchase program for common stock up to $125 million. The program is scheduled to expire January 2, 2028. The shares may be repurchased at management’s discretion in the open market. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be modified, discontinued, or suspended at any time at the Company’s discretion. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025, we repurchased 1,216,956 shares at an average price per share of $12.35 for a total cost of $15 million, which excludes the 1% excise tax on share repurchases. As of June 30, 2025, we had 84,984,602 shares of common stock outstanding. Pursuant to the Merger Agreement, the Company agreed not to repurchase any more shares of its common stock between signing on June 26, 2025 and the earlier of the closing or termination of the Merger Agreement.

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2025, 294,607 performance share unit awards, 95,979 restricted stock awards and 665,474 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees. Additional performance share unit awards of 101,107 and 35,427 were granted during the first half of 2025 and 2024, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	June 30,	December 31,
	2025	2024
Currency translation adjustments	$(194)	$(236)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(195)	$(237)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Numerator
Net income from continuing operations	$13	$30	$21	$50
Less: Dividends on Series A Preferred Stock	-	6	—	12
Net income from continuing operations attributable to common stockholders used in earnings per share	13	24	21	38
Income (loss) from discontinued operations, net of tax	-	-	(30)	(1)
Net income (loss) attributable to common stockholders	$13	$24	$(9)	$37

Denominator
Average basic shares outstanding	85.5	85.2	85.6	84.9
Effect of dilutive securities	1.1	1.2	—	1.3
Average diluted shares outstanding	86.6	86.4	85.6	86.2

Basic earnings (loss) per common share:
Income from continued operations	$0.15	$0.28	$0.24	$0.45
Income (loss) from discontinued operations	-	-	(0.35)	(0.01)
Basic earnings (loss) per common share	$0.15	$0.28	$(0.11)	$0.44

Diluted earnings (loss) per common share:
Income from continued operations	$0.15	$0.28	$0.24	$0.44
Income (loss) from discontinued operations	-	-	(0.35)	(0.01)
Diluted earnings (loss) per common share	$0.15	$0.28	$(0.11)	$0.43

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three months ended  June 30, 2025, we had 1.1 million dilutive and 0.2 million anti-dilutive restricted stock units and performance share units. For the six months ended June 30, 2025, we had 1.5 million anti-dilutive restricted stock units and performance share units. For the three months ended  June 30, 2024, we had 1.2 million dilutive and less than 0.1 million anti-dilutive stock options, restricted stock units and performance share units. For the six months ended June 30, 2024, we had 1.3 million dilutive and 0.3 million anti-dilutive stock options, restricted stock units and performance share units. For the three and six months ended June 30, 2024, the shares of Preferred Stock were anti-dilutive.

NOTE 10 – SEGMENT INFORMATION

Our business is comprised of two operating and reportable segments as of June 30, 2025: U.S. and International. Our International segment consists of our operations outside of the U.S. These segments represent our business of selling PVF to the energy sector across each of the following sectors:

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales
U.S.	$658	$677	$1,249	$1,344
International	140	122	261	232
Total consolidated sales	$798	$799	$1,510	$1,576

Cost of Sales
U.S.	$532	$532	$1,003	$1,060
International	104	88	193	168
Total cost of sales	$636	$620	$1,196	$1,228

Depreciation and amortization (1)
U.S.	$6	$5	$11	$9
International	1	-	1	1
Total depreciation and amortization expense	$7	$5	$12	$10

Amortization of intangibles (1)
U.S.	$4	$5	$9	$9
International	-	-	-	1
Total amortization of intangibles expense	$4	$5	$9	$10

Gross Profit
U.S.	$116	$135	$226	$266
International	35	34	67	62
Total gross profit	$151	$169	$293	$328

Selling, general and administrative expenses
U.S.	$107	$97	$210	$194
International	23	24	44	46
Corporate and other (2)	-	1	-	2
Total selling, general and administrative expenses	$130	$122	$254	$242

Operating income (loss)
U.S.	$9	$38	$16	$72
International	12	10	23	16
Corporate and other (2)	—	(1)	-	(2)
Total operating income	$21	$47	$39	$86

Interest expense	(10)	(7)	$(19)	$(15)
Other, net	7	2	7	(1)
Income from continuing operations before income taxes	$18	$42	$27	$70

____________

(1)	The balances for depreciation and amortization and amortization of intangibles are included within total cost of sales on the condensed consolidated statements of operations.
(2)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

Total assets by segment are as follows (in millions):

	June 30,	December 31,
	2025	2024
Total assets
U.S.	$1,421	$1,278
International	345	301
Corporate and other (1)	7	9
Discontinued operations	1	36
Total assets	$1,774	$1,624

____________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	June 30,	December 31,
	2025	2024
Property, plant and equipment
U.S.	95%	94%
International	5%	6%
Total property, plant and equipment	100%	100%

Our sales by product line are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Type	2025	2024	2025	2024
Line Pipe	$94	$125	$166	$238
Carbon Fittings and Flanges	106	102	196	198
Total Carbon Pipe, Fittings and Flanges	200	227	362	436
Valves, Automation, Measurement and Instrumentation	294	284	571	563
Gas Products	209	193	396	380
Stainless Steel and Alloy Pipe and Fittings	34	35	74	73
General Products	61	60	107	124
	$798	$799	$1,510	$1,576

NOTE 11 – FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $449 million and $387 million at June 30, 2025 and December 31, 2024, respectively. The fair value of our debt was $460 million and $394 million at June 30, 2025 and December 31, 2024, respectively. We estimate the fair value of our debt using Level 2 inputs or quoted market prices.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of June 30, 2025, we are named a defendant in approximately 451 lawsuits involving approximately 1,016 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about the Mergers, future events, plans and anticipated results of the operations, business strategies, the anticipated benefits of the Mergers, the anticipated impact of the Mergers on the combined Company's business and future financial operating results, the expected amount and timing of synergies from the Mergers, the anticipated closing date for the Mergers, our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	the risk associated with each of our and DNOW's ability to obtain the approval of stockholders required to consummate the Mergers and the timing of the closing of the Mergers, including the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms;
●	the effect of the announcement, pendency or completion of the Mergers on our business relationships and business operations generally;
●	the risk that the expected benefits and synergies of the Mergers may not be fully achieved in a timely manner, or at all;
●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	an increase in the price of goods sold if tariffs are imposed or a decline in demand for certain of the products we distribute if tariffs and duties on these products are lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

●	inability to attract and retain our team members or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●	interruption in the proper functioning of our information systems;
●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the potential share price volatility and costs incurred in response to any shareholder activism campaigns;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act and a material weakness related to our inventory cycle count control if it remains unremediated; and
●	risks related to changing laws and regulations, including trade policies and tariffs.

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

Planned Merger with DNOW Inc.

On June 26, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with DNOW Inc., a Delaware Corporation ("DNOW"), Buck Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of DNOW ("Merger Sub") and Stag Merger Sub, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of DNOW ("LLC Sub"). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement:

(1)	Merger Sub will be merged with and into MRC Global, with MRC Global continuing as the surviving corporation (the "First Merger" and the time the First Merger becomes effective, the "Effective Time") and
(2)	immediately following the First Merger, MRC Global will be merged with and into LLC Sub (the "Second Merger" and, together with the First Merger, the "Mergers"), with LLC Sub continuing as the surviving company at the effective time of the Second Merger as a wholly owned, direct subsidiary of DNOW.

At the Effective Time, each share of common stock of MRC Global issued and outstanding (other than certain excluded shares) immediately prior to the Effective Time will be converted into the right to receive 0.9489 shares of common stock, $0.01 par value, of DNOW, subject to certain adjustments, with cash paid in lieu of the issuance of fractional shares, if any (collectively, the "Merger Consideration"). The Merger Agreement also specifies the treatment of outstanding MRC Global equity awards in connection with the Mergers. The completion of the Mergers is subject to shareholder and regulatory approvals and other customary mutual closing conditions.

MRC Global Sale of Canada Business

On March 14, 2025, the Company completed its sale of its Canadian operations to EMCO Corporation, and we used the proceeds to reduce debt. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the six months ended June 30, 2025. The historical results of the Canada segment have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Additional disclosures regarding the sale of our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Recent Trends and Outlook

In January 2025, a new U.S. President took office for the second time, and a new U.S. Congress was seated. The new President has executed a number of executive orders or signed certain legislation that maintain and enhance expiring tax code changes that were originally due to expire in 2025, including a series of reduced tax rates, terminate U.S. participation in the Paris Climate Agreement and purport to support U.S. oil and gas producers, reduce U.S. focus on alternative energy sources and lessen the regulatory burden on businesses. The President and his party have also announced an aggressive policy agenda to raise tariffs on imported goods, maintain and enhance expiring tax code changes that are due to expire in 2025, including a series of reduced tax rates, modify the relationships between the U.S. and other countries, cancel or modify trade treaties and remake relationships with other countries. It is unclear what impact these policies will have on our business. While at first impression these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, increase our U.S. business activity and the sales of products from our U.S. suppliers, it is not clear that all impacts will be positive. Oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. In addition, it is unclear how potential U.S. government imposed tariffs may impact the cost of our new purchases of inventory for our customers. The President has imposed significant tariffs on steel products, which have taken effect in mid-March 2025. A significant portion of the products that we sell are made from steel. In addition, the President has announced significant tariffs on products from China and other countries where we currently source products. The majority of the products that we purchase is from U.S. suppliers, but a portion is sourced from China, including certain valve sub-assemblies that our suppliers finish in the U.S. The tariffs on products from other countries, outside of the U.S. and China, have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. The short-term impacts of tariffs on our business depends upon whether we can pass price increases to cover the tariffs to our customers. If tariffs significantly raise the price of infrastructure buildouts to our customers, our customers may delay or cancel projects, depressing demand for our products. Even so, a significant portion of our U.S. inventory and products are domestically made (especially in our gas products product line) but some products, such as valves, often have a significant portion of non-U.S. components, and we do import some valve and other products. However, in the absence of specifics on some policies and the rapidly changing tariff landscape and given the government's generally supportive stance for the oil and gas industry, we are cautiously optimistic that these policies will be supportive of our business.

We continue to support our customers in the Gas Utilities sector and traditional energy markets along with other industrial end markets and the rapidly evolving energy transition. During the three months ended June 30, 2025, revenue increased  $86 million sequentially from the three months ended March 31, 2025, and  decreased  $1 million from the three months ended June 30, 2024. For the quarter ended June 30, 2025,  65% of our revenue was derived from our Gas Utilities and DIET sectors, with the remainder in the PTI sector.

Gas Utilities

Our Gas Utilities sector makes up 38% of our total Company revenue for the first six months of 2025, with a 4% increase in revenue compared to the six months ended June 30, 2024. Sequentially, this sector experienced increased revenue of 10% in the second quarter, compared to the first quarter of 2025. Over the last two years, several of our key Gas Utilities customers have been focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. However, we believe this concern has diminished coming into 2025 and our customers are expected to return to more traditional spending patterns in the near term. Although we have experienced lower sales activity in this sector in prior years, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our Gas Utilities customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2024, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") estimates approximately 34% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, the growth in the housing market creates new revenue opportunities for our business to supply the related infrastructure products. While new housing market starts have declined with interest rate increases, we do not anticipate this to have a significant impact as customers will generally reallocate their budgets toward integrity upgrade projects. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. However, based on market fundamentals, the need for natural gas to fuel new electric generation facilities and new market share opportunities, we expect the Gas Utilities sector to continue to have steady growth in the coming years. Additionally, due to its reduced dependency on energy demand and commodity prices this sector is less volatile than the others

Downstream, Industrial and Energy Transition (DIET)

DIET generated 29% of our total Company revenue for the first six months of 2025, and decreased 15% compared to the six months ended June 30, 2024. We continue to expect this sector to deliver strong growth in the coming years driven by increased customer activity levels related to new energy transition related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. Additionally, we have expanded into new markets, including mining and data centers. To support this growth, we established a new service center in Arizona, strategically positioned to accelerate our entry into the western U.S. mining sector. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas. This sector has a significant amount of project activity, which can create substantial variability between quarters.

The energy transition portion of our business is a small portion of our DIET business today, but it is expected to have meaningful growth in the coming years. The outlook for energy transition projects is supported by government incentives and policies. Many of our customers have made commitments to net zero emissions to address climate change. Our customer base represents many of the primary leaders in the energy transition movement, and they are positioned to lead the effort to decarbonize through nearer-term efforts such as renewable or biodiesel refineries and offshore wind power generation as well as longer-term efforts such as carbon capture and storage and hydrogen. However, as U.S. government support is waning for these projects even while European government support continues, we are monitoring our customers plans for and the pace of development of these projects.

Production and Transmission Infrastructure (PTI)

The PTI sector of our business, which consists of the traditional upstream and midstream oil and gas markets, is the most cyclical, and in the first six months of 2025 this sector represented 33% of our Company revenues with an 1% decrease compared to the six months ended June 30, 2024. During the first six months of 2025, Brent crude oil price averaged approximately $72 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $68 per barrel. Oil prices and natural gas prices drive customer activity, and both prices have experienced recent volatility. Recently, OPEC+ announced plans for increased production which could result in declines in prices and have a negative impact on our business.

Recent industry reports have signaled potential risk in oil prices and projected lower customer spending levels in 2025, due to current supply and demand projections. However, larger public exploration and production companies are expected to drive a higher percentage of the activity in 2025, which bodes well for our Company as our revenue for these sectors is driven primarily from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of smaller peers could bode well for us in the coming years due to our current relationships with the acquiring companies.

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

Supply Chain and Labor

Inflation for the majority of our products eased during 2024. However, in 2025, the U.S. has imposed wide-spread tariffs on our products causing the prices for products to increase. We are able to react quickly to these price increases by actively seeking ways to pass these increases on to our customers. To the extent further pricing fluctuations impact our products, the effect on our revenue and cost of goods sold, which for the U.S. is determined using the last-in first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases along to customers within a reasonable time after they occur.

Many customers, especially in our Gas Utilities sector, have focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. We have also been able to reduce our inventory levels due to this normalization in supply chain. For the most part, these customers have normalized their purchasing patterns in 2025.

There has been little impact to our supply chain directly from the conflict in Ukraine or the Middle East. However, geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly valves and meters.

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

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	June 30,	December 31,	June 30,
	2025	2024	2024
U.S.	$352	$304	$328
International	237	254	271
	$589	$558	$599

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The breakdown of our sales by sector for the three months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended
	June 30, 2025		June 30, 2024
Gas Utilities	$299	37%	$287	36%
DIET	223	28%	256	32%
PTI	276	35%	256	32%
	$798	100%	$799	100%

For the three months ended June 30, 2025 and 2024, the following table summarizes our results of operations (in millions):

	Three Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change
Sales:
U.S.	$658	$677	$(19)	(3)%
International	140	122	18	15%
Consolidated	$798	$799	$(1)	N/M

Operating income (loss):
U.S.	$9	$38	$(29)	(76)%
International	12	10	2	20%
Corporate and other (1)	—	(1)	1	N/M
Consolidated	$21	$47	$(26)	(55)%

Interest expense	$(10)	$(7)	$(3)	43%
Other, net	7	2	5	N/M
Income from continuing operations before income taxes	18	42	(24)	(57)%
Income tax expense	(5)	(12)	7	(58)%
Net income from continuing operations	13	30	(17)	(57)%
Income from discontinued operations, net of tax	—	—	—	N/M
Net income	13	30	(17)	(57)%
Series A preferred stock dividends	—	6	(6)	N/M
Net income attributable to common stockholders	$13	$24	$(11)	(46)%

Gross profit	$151	$169	$(18)	(11)%
Adjusted Gross Profit (2)	$172	$180	$(8)	(4)%
Adjusted EBITDA (2)	$54	$65	$(11)	(17)%

_____________________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 27-29 herein.

Sales. Our sales were $798 million for the three months ended June 30, 2025, as compared to $799 million for the three months ended June 30, 2024, a decrease of $1 million. This decrease is due to a decrease in the DIET sector of $33 million offset by an increase in the PTI sector of $20 million and an increase in the Gas Utilities sector of $12 million.

U.S. Segment—Our U.S. sales decreased to $658 million for the three months ended June 30, 2025, from $677 million for the three months ended June 30, 2024. This $19 million, or 3%, decrease reflects the following:

●	a decrease in DIET sector sales of $26 million due to fewer mining, refining and chemicals customers' projects completed in 2025;
●	a decrease in PTI sector sales of $5 million due to lower line pipe sales and the completion of large customers' projects in 2024;
●	an increase in Gas Utilities sector sales of $12 million driven by customers resuming normalized buying patterns and increased capital spending budgets.

International Segment—Our International sales increased to $140 million for the three months ended June 30, 2025, from $122 million for the same period in 2024. This International sales increase of $18 million was primarily driven by the increase in PTI sector sales of $25 million, offset by a decrease in DIET sector sales of $7 million. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $5 million, or 4%.

Gross Profit. Our gross profit was $151 million (18.9% of sales) for the three months ended June 30, 2025, as compared to $169 million (21.2% of sales) for the three months ended June 30, 2024. This decrease of $18 million was primarily due to the decrease in sales and reduced margins in our line pipe product group. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $10 million for the second quarter of 2025 compared to a $1 million increase in cost of sales in the three months ended June 30, 2024.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $172 million (21.6% of sales) for the three months ended June 30, 2025, from $180 million (22.5% of sales) for the three months ended June 30, 2024, a decrease of $8 million due to lower sales and reduced margins in our line pipe product group. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	Percentage	June 30,	Percentage
	2025	of Revenue	2024	of Revenue
Gross profit, as reported	$151	18.9%	$169	21.2%
Depreciation and amortization	7	0.9%	5	0.6%
Amortization of intangibles	4	0.5%	5	0.6%
Increase in LIFO reserve	10	1.3%	1	0.1%
Adjusted Gross Profit	$172	21.6%	$180	22.5%

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $130 million (16.3% of sales) for the three months ended June 30, 2025, as compared to $122 million (15.3% of sales) for the three months ended June 30, 2024. The $8 million increase in SG&A was primarily driven by a $6 million increase in legal and professional fees associated with the Mergers and an increase in personnel expenses.

Operating Income (Loss). Operating income was $21 million for the three months ended June 30, 2025, as compared to operating income of $47 million for the three months ended June 30, 2024, a decrease of $26 million, primarily due to lower sales.

U.S. Segment—Operating income for our U.S. segment was $9 million for the three months ended June 30, 2025, compared to operating income of $38 million for the three months ended June 30, 2024, a $29 million decrease. The $29 million decrease was primarily attributable to lower sales and a $6 million increase in SG&A expense due to legal and professional fees associated with the Mergers.

International Segment—Operating income for our International segment was $12 million for the three months ended June 30, 2025, as compared to operating income of $10 million for the three months ended June 30, 2024, primarily due to increased sales.

Corporate and other—We did not have any operating activity for the three months ended June 30, 2025, as compared to an operating loss of $1 million for the three months ended June 30, 2024, primarily attributable to lower corporate overhead allocation expenses as a result of the close of the sale of the Canada business in March 2025.

Interest Expense. Our interest expense was $10 million and $7 million expense for the three months ended June 30, 2025 and 2024, respectively. The increase of $3 million was primarily due to higher benchmark interest rates on the Term Loan compared to the prior senior secured term loan that was paid off in May 2024.

Other, net. Other, net was $7 million income for the three months ended June 30, 2025 compared to $2 million income for the three months ended June 30, 2024, which consisted primarily of income of $3 million for an asset disposal in our International segment and income of $1 million recognized as part of transition services provided to EMCO as part of the sale of the Canada business.

Income Tax Expense. Our income tax expense was $5 million for the three months ended June 30, 2025, as compared to $12 million expense for the three months ended June 30, 2024. The decrease in expense is primarily due to decreased profitability. Our effective tax rates were 28% and 29% for the three months ended June 30, 2025 and 2024, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended June 30, 2025 was favorably impacted by lower income before tax.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. These rules did not have a material impact on our taxes for the three months ended June 30, 2025.

Net Income from Continuing Operations. Our net income from continuing operations was $13 million for the three months ended June 30, 2025, as compared to net income from continuing operations of $30 million for the three months ended June 30, 2024, a decrease of $17 million due to lower sales and margins.

Income (Loss) from Discontinued Operations, net of tax. Our net income from discontinued operations, net of tax, was less than $1 million for the three months ended June 30, 2025, as compared to a net loss of less than $1 million for the three months ended June 30, 2024. The increase of less than $1 million was primarily attributable to foreign exchange gains during the three months ended June 30, 2025 as compared to foreign exchange losses in the three months ended June 30, 2024. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $54 million (6.8% of sales) for the three months ended June 30, 2025, as compared to $65 million (8.1% of sales) for the three months ended June 30, 2024.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	June 30,	June 30,
	2025	2024
Net income	$13	$30
Loss from discontinued operations, net of tax	—	—
Net income from continuing operations	13	30
Income tax expense	5	12
Interest expense	10	7
Depreciation and amortization	7	5
Amortization of intangibles	4	5
Facility closures	—	1
Increase in LIFO reserve	10	1
Equity-based compensation expense	4	3
Non-recurring other legal and consulting costs	6	—
Activism response legal and consulting costs	—	1
Asset disposal	(3)	—
Foreign currency gains	(2)	—
Adjusted EBITDA	$54	$65

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The breakdown of our sales by sector for the six months ended June 30, 2025 and 2024 was as follows (in millions):

	Six Months Ended
	June 30, 2025		June 30, 2024
Gas Utilities	$572	38%	$552	35%
DIET	443	29%	523	33%
PTI	495	33%	501	32%
	$1,510	100%	$1,576	100%

For the six months ended June 30, 2025 and 2024, the following table summarizes our results of operations (in millions):

	Six Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change
Sales:
U.S.	$1,249	$1,344	$(95)	(7)%
International	261	232	29	13%
Consolidated	$1,510	$1,576	$(66)	(4)%

Operating income (loss):
U.S.	$16	$72	$(56)	(78)%
International	23	16	7	44%
Corporate and other (1)	—	(2)	2	N/M
Consolidated	$39	$86	$(47)	(55)%

Interest expense	$(19)	(15)	(4)	27%
Other, net	7	(1)	8	N/M
Income from continuing operations before income taxes	27	70	(43)	(61)%
Income tax expense	(6)	(20)	14	(70)%
Net income from continuing operations	21	50	(29)	(58)%
Loss from discontinued operations, net of tax	(30)	(1)	(29)	N/M
Net (loss) income	(9)	49	(58)	N/M
Series A preferred stock dividends	—	12	(12)	N/M
Net (loss) income attributable to common stockholders	$(9)	$37	$(46)	N/M

Gross profit	$293	$328	$(35)	(11)%
Adjusted Gross Profit (2)	$325	$350	$(25)	(7)%
Adjusted EBITDA (2)	$90	$122	$(32)	(26)%

_____________________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 31-33 herein.

Sales. Our sales were $1,510 million for the six months ended June 30, 2025, as compared to $1,576 million for the six months ended June 30, 2024, a decrease of $66 million, or 4%. This decrease is due to a decrease in the DIET and PTI sectors of $80 million and $6 million, respectively, offset by an increase in the Gas Utilities sector of $20 million.

U.S. Segment—Our U.S. sales decreased to $1,249 million for the six months ended June 30, 2025, from $1,344 million for the six months ended June 30, 2024. This $95 million, or 7%, decrease reflects the following:

●	a decrease in DIET sector sales of $66 million due to fewer mining, refining and chemicals customers' projects completed in 2025;
●	a decrease in PTI sector sales of $49 million due to lower line pipe sales and the completion of large customers' projects in 2024;
●	an increase in Gas Utilities sector sales of $20 million driven by customers resuming normalized buying patterns and increased capital spending budgets.

International Segment—Our International sales increased to $261 million for the six months ended June 30, 2025, from $232 million for the same period in 2024. This International sales increase of $29 million was primarily driven by the increase in PTI sector sales of $43 million, offset by a decrease in DIET sector sales of $14 million. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $1 million.

Gross Profit. Our gross profit was $293 million (19.4% of sales) for the six months ended June 30, 2025, as compared to $328 million (20.8% of sales) for the six months ended June 30, 2024. This decrease of $35 million was primarily due to the decrease in sales and reduced margins in our line pipe product group. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $11 million for the six months ended June 30, 2025 compared to a $2 million increase in cost of sales in the six months ended June 30, 2024.

Adjusted Gross Profit. Adjusted Gross Profit declined to $325 million (21.5% of sales) for the six months ended June 30, 2025, from $350 million (22.2% of sales) for the six months ended June 30, 2024, a decrease of $25 million due to lower sales and reduced margins primarily in our line pipe product group. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	Percentage	June 30,	Percentage
	2025	of Revenue	2024	of Revenue*
Gross profit, as reported	$293	19.4%	$328	20.8%
Depreciation and amortization	12	0.8%	10	0.6%
Amortization of intangibles	9	0.6%	10	0.6%
Increase in LIFO reserve	11	0.7%	2	0.1%
Adjusted Gross Profit	$325	21.5%	$350	22.2%

*Does not foot due to rounding

SG&A Expenses. Our SG&A expenses were $254 million (16.8% of sales) for the six months ended June 30, 2025, as compared to $242 million (15.4% of sales) for the six months ended June 30, 2024. The $12 million increase in SG&A was primarily driven by a $7 million increase in legal and professional fees associated with the Mergers and an increase in personnel expenses.

Operating Income (Loss). Operating income was $39 million for the six months ended June 30, 2025, as compared to operating income of $86 million for the six months ended June 30, 2024, a decrease of $47 million, primarily due to lower sales.

U.S. Segment—Operating income for our U.S. segment was $16 million for the six months ended June 30, 2025, compared to operating income of $72 million for the six months ended June 30, 2024, a $56 million decrease. The $56 million decrease was primarily attributable to lower sales.

International Segment—Operating income for our International segment was $23 million for the six months ended June 30, 2025, as compared to operating income of $16 million for the six months ended June 30, 2024. The $7 million increase was primarily due to increased sales.

Corporate and other—We did not have any operating activity for the six months ended June 30, 2025 as compared to an operating loss of $2 million for the six months ended June 30, 2024, primarily attributable to lower corporate overhead allocation expenses as a result of the close of the sale of the Canada business in March 2025.

Interest Expense. Our interest expense was $19 million and $15 million expense for the six months ended June 30, 2025 and 2024, respectively. The increase of $4 million was primarily due to higher benchmark interest rates on the Term Loan compared to the prior senior secured term loan that was paid off in May 2024.

Other, net. Other, net was $7 million income for the six months ended June 30, 2025, as compared to $1 million expense for the six months ended June 30, 2024, which consisted primarily of income of $3 million for an asset disposal in our International segment and income of $1 million recognized as part of transition services provided to EMCO as part of the sale of the Canada business.

Income Tax Expense. Our income tax expense was $6 million for the six months ended June 30, 2025, as compared to $20 million expense for the six months ended June 30, 2024. The decrease in expense is primarily due to decreased profitability and a tax windfall on stock vestings. Our effective tax rates were 22% and 29% for the six months ended June 30, 2025 and 2024, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the six months ended June 30, 2025 was favorably impacted by vesting of stock awards and lower income before tax.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. These rules did not have a material impact on our taxes for the six months ended June 30, 2025.

Net Income from Continuing Operations. Our net income from continuing operations was $21 million for the six months ended June 30, 2025, as compared to net income from continuing operations of $50 million for the six months ended June 30, 2024, a decrease of $29 million due to lower sales and margins.

(Loss) from Discontinued Operations, net of tax. Our net loss from discontinued operations, net of tax, was $30 million for the six months ended June 30, 2025, as compared to a net loss of $1 million for the six months ended June 30, 2024. The decrease of $29 million was primarily attributable to the loss recorded related to the reclassification of foreign currency translation adjustments to net income and decreased revenues as a result of the sale of the Canada business in March 2025. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $90 million (6.0% of sales) for the six months ended June 30, 2025, as compared to $122 million (7.7% of sales) for the six months ended June 30, 2024.

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

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Six Months Ended
	June 30,	June 30,
	2025	2024
Net (loss) income	$(9)	$49
Loss from discontinued operations, net of tax	30	1
Net income from continuing operations	21	50
Income tax expense	6	20
Interest expense	19	15
Depreciation and amortization	12	10
Amortization of intangibles	9	10
Facility closures	—	1
Increase in LIFO reserve	11	2
Equity-based compensation expense	8	7
Internal control remediation	2	—
Non-recurring other legal and consulting costs	7	—
Activism response legal and consulting costs	—	4
Write off of debt issuance costs	—	1
Asset disposal	(3)	1
Foreign currency (gains) losses	(2)	1
Adjusted EBITDA	$90	$122

Liquidity and Capital Resources

Our primary credit facilities as of June 30, 2025 consist of a $750 million global asset-based lending facility (the "Global ABL Facility") and a Senior Secured Term Loan "B" (the "Term Loan") maturing in October 2031 with an original principal amount of $350 million.

Our Global ABL Facility matures in November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. Under the Global ABL Facility, U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of June 30, 2025, we had $106 million in borrowings and $499 million of Excess Availability, as defined under our Global ABL Facility. Upon closing of the Mergers, the combined company must pay the Global ABL Facility in full, discharge and terminate it or amend the Global ABL Facility to avoid an event of default precipitated by the change in control of the Company. DNOW has obtained a debt commitment letter and has represented that it will have sufficient liquidity to pay off and discharge the Global ABL Facility at closing out of available funds, other sources and from the debt financing that the debt commitment letter outlines.

As of June 30, 2025, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $343 million. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 3.25 to 1.00 but greater than 3.00 to 1.00. The Term Loan accrues interest at a margin plus either Term SOFR or a base rate, depending on the Company’s election at the time of a loan. For loans incurring interest based on Term SOFR, the margin is (a) 350 basis points if either or both of the ratings (i) by Moody’s Investors Service, Inc. (“Moody’s”) is B2, or lower, or (ii) by Standard & Poor’s Ratings Services (“S&P”) is B, or lower, and (b) 325 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. For loans incurring interest based on the base rate, the margin is (a) 250 basis points if either or both of the ratings (i) by Moody’s is B2, or lower, or (ii) by S&P is B, or lower, and (b) 225 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. The Term Loan provides certain provisions if ratings are unavailable. Pursuant to the Merger Agreement, the Company will deliver, at the option of DNOW, a payoff letter with respect to the Term Loan for payment in full of the Term Loan at the closing of the Mergers, or an amendment, or a consent from the requisite holders, of the Term Loan, permitting the transactions contemplated by the Merger Agreement.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. At June 30, 2025, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $574 million. As of June 30, 2025 and December 31, 2024, we had cash of $75 million and $63 million, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below "investment grade" and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In October 2024, Moody's upgraded the Company's corporate family rating to 'B1' from 'B2' with a stable outlook. Moody's based its ratings upgrade, in part, on the Company's moderate leverage and ample interest coverage, modest capital spending requirements and solid operating performance. Moody's affirmed the outlook as 'stable' based on their view that the Company's performance will remain strong and continue to generate positive free cash flow, and the Company's credit metrics will remain robust. In addition, S&P affirmed the Company's issuer-credit rating of 'B' with a 'stable' outlook. In April 2025, S&P affirmed the Company's issuer-credit rating of 'B' with a revised outlook of 'positive'. In June 2025, as a result of the announcement of the DNOW merger agreement, S&P affirmed the Company's issuer-credit rating of 'B' with 'CreditWatch Positive' rating, with positive implications pending regulatory approval of the transaction. Our existing obligations restrict our ability to incur additional debt under certain circumstances. We were in compliance with covenants contained in our various credit facilities as of and during the six months ended June 30, 2025, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,	June 30,
	2025	2024
Net cash (used in) provided by:
Operating cash flows from continuing operations	$(25)	$96
Operating cash flows from discontinued operations	(5)	5
Operating activities	(30)	101

Investing cash flows from continuing operations	(19)	(13)
Investing cash flows from discontinued operations	17	—
Investing activities	(2)	(13)

Financing cash flows from continuing operations	39	(169)
Financing cash flows from discontinued operations	—	—
Financing activities	39	(169)

Net increase (decrease) in cash and cash equivalents	$7	$(81)

Operating Activities

Net cash used in operating activities from continuing operations was $25 million during the six months ended June 30, 2025, as compared to $96 million provided by operating activities from continuing operations during the six months ended June 30, 2024. Net cash used in operating activities from discontinued operations was $5 million during the six months ended June 30, 2025 compared to $5 million provided by operating activities from discontinued operations during the six months ended June 30, 2024. Net cash used in operating activities was $30 million during the six months ended June 30, 2025, compared to $101 million generated during the six months ended June 30, 2024. The change in operating cash flows was primarily the result of increases in inventory and receivables and lower profitability, partially offset by an increase in payables.

Investing Activities

Net cash used in investing activities from continuing operations was $19 million during the six months ended June 30, 2025, as compared to $13 million used in investing activities from continuing operations for the six months ended June 30, 2024. The increase in net cash used was primarily related to the replacement of our U.S. enterprise resource planning system. We experienced an increase in net cash provided by investing activities from discontinued operations of $17 million during the six months ended June 30, 2025 as compared to less than $1 million in cash provided by investing activities for the six months ended June 30, 2024 due to proceeds from the sale of the Canada business.

Financing Activities

Net cash provided by financing activities was $39 million for the six months ended June 30, 2025, as compared to $169 million used in financing activities for the six months ended June 30, 2024. The change is primarily due less payments on debt obligations and no payment of preferred dividends for the six months ended June 30, 2025 as compared to payment of preferred dividends for the six months ended June 30, 2024 of $12 million. These changes were offset by repurchases of common stock of $15 million for the six months ended June 30, 2025 and net proceeds on revolving credit facilities of $63 million for the six months ended June 30, 2025 as compared to $143 million net proceeds from revolving credit facilities in the six months ended June 30, 2024.

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

As required by the Exchange Act Rule 13a-15(e), we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include (among other things) controls and procedures designed to provide assurance that the information that we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive officer (our "CEO") and principal financial officer (our "CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated our disclosure controls and procedures as of June 30, 2025, and has concluded that our disclosure controls and procedures were not effective as of June 30, 2025, solely due to the material weakness regarding our internal control over financial reporting regarding the operating effectiveness of our inventory cycle count control identified in our 2024 Annual Report on Form 10-K on page F-1.

Management's remediation plan.

To address the material weakness, management of the company is implementing the following remediation program to enhance the operating effectiveness of its inventory cycle count control:

●	The Company has hired additional resources with expertise to oversee inventory management and develop improved monitoring capabilities related to the cycle count process;
●	The Company engaged a consulting firm with supply chain expertise to review and provide recommendations to improve our process;
●	The Company enhanced its training program for operational leaders and warehouse staff on our cycle count process;
●	The Company also expects to implement a new modern cloud-based ERP system by the end of 2025, that is expected to provide additional controls and improved monitoring capabilities compared to our current mainframe ERP system.

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

Other than with respect to the remediation efforts described above in connection with the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described below under “Risks Relating to the Mergers” in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under “Risk Factors.”

Risks Relating to the Mergers

The Mergers are subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Mergers or result in termination of the Merger Agreement.

Our and DNOW’s obligations to consummate the Mergers are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of the conditions described in the Merger Agreement. Many of the conditions to completion of the Mergers are not within our or DNOW’s control, and neither company cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date when either party may terminate the Merger Agreement (the "Outside Date"), it is possible that the Merger Agreement may be terminated. Although the parties have agreed in the Merger Agreement to use reasonable best efforts or commercially reasonable efforts, as the case may be, with respect to certain conditions, and subject to certain limitations, to promptly complete the Mergers, these and other conditions to the completion of the Mergers may fail to be satisfied.

For example, the closing of the Mergers is conditioned upon the expiration or termination of any applicable waiting period, or any extension thereof, under the HSR Act and any applicable waiting period, clearance or affirmative or deemed approval of any governmental entity or other condition with respect to certain non-U.S. antitrust or foreign direct investment approvals having expired or been terminated, or been obtained or satisfied, as applicable. There can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, certain non-U.S. governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. Adverse developments in our or DNOW’s regulatory standing or any other factors considered by regulators in granting such approvals, governmental, political or community group inquiries, investigations or opposition, or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted.

Satisfying the conditions to and completion of the Mergers may take longer, and could cost more, than we or DNOW expect. We cannot predict whether or when these other conditions will be satisfied. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing the closing of the Mergers or imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers, or otherwise adversely affecting the combined company’s businesses and results of operations after completion of the Mergers. Any delay in completing the Mergers may adversely affect the cost savings and other benefits that we and DNOW expect to achieve if the Mergers and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained prior to the Outside Date or at all.

Our business relationships may be subject to disruption due to uncertainty associated with the Mergers, which could have a material adverse effect on our results of operations, cash flows and financial position prior to the Mergers, and on the combined company following the Mergers.

Parties with which we do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with us or the combined company following the Mergers. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company following the Mergers. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, regardless of whether the Mergers are completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Mergers. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.

Failure to complete the Mergers could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.

If the Mergers are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if our or DNOW’s stockholders fail to approve the applicable requisite proposals, our ongoing businesses may be materially adversely affected and, without realizing any of the benefits of having completed the Mergers, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we and our subsidiaries may experience negative reactions from our respective employees, customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
●	we will still be required to pay certain significant costs relating to the Mergers, such as legal, accounting, financial advisor and printing fees;
●	we may be required to pay a termination fee or other expenses as required by the Merger Agreement;
●	the Merger Agreement places certain restrictions on the conduct of our businesses pursuant to the terms thereof, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
●	matters relating to the Mergers (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

If the Mergers are not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time.

The Merger Agreement obligates us to generally use commercially reasonable efforts to conduct our businesses in the ordinary course, including by using commercially reasonable efforts to preserve substantially intact our present business organization, goodwill and assets and preserve our existing relationships with governmental entities and our significant customers, suppliers and others having significant business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the Effective Time and are outside the ordinary course of business.

The synergies attributable to the Mergers may vary from expectations.

The combined company may fail to realize the anticipated benefits and synergies expected from the Mergers, which could adversely affect the combined company’s business, financial condition and results of operations. The success of the Mergers will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We and DNOW believe that the combination of the companies will provide operational and financial scale, increasing free cash flow, and enhancing the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Mergers. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Mergers within the anticipated timing or at all, the combined company’s business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of the share repurchases made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
April 1 - April 30, 2025	179,900	$11.67	179,900	$2
May 1 - May 31, 2025	1,037,056	$12.46	1,037,056	$13
June 1 - June 30, 2025	—	$—	—	$—
Total	1,216,956	$12.35	1,216,956

(1)	Excludes 1% excise tax on share repurchases under the publicly announced program.
(2)	In January 2025, the Company’s board of directors authorized a share repurchase program for common stock up to $125 million of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINING SAFETY DISCLOSURES

None.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number	Description

2.1 †	Agreement and Plan of Merger, dated as of June 26, 2025, by and among DNOW Inc., Buck Sub, Inc., Stag Merger Sub, LLC and MRC Global Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 26, 2025, File No. 001-35479).

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

10.1	Form of Omnibus Amendment, dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 26, 2025, File No. 001-35479).

10.2	Bonus Letter, dated June 24, 2025, by and between John P. McCarthy and MRC Global Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of MRC Global Inc. filed with the SEC on June 26, 2025, File No. 001-35479).

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL.

† Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2025

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer