Form 10-Q
period 2025-09-30
MRC GLOBAL INC.
filed 2025-11-05
CIK 1439095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

There were 84,992,662 shares of the registrant’s common stock (excluding 95,979 unvested restricted shares), par value $0.01 per share, issued and outstanding as of October 29, 2025.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$59	$63
Accounts receivable, net	473	378
Inventories, net	523	415
Other current assets	49	29
Current assets of discontinued operations	1	36
Total current assets	1,105	921

Long-term assets:
Operating lease assets	160	170
Property, plant and equipment, net	100	89
Other assets	36	37

Intangible assets:
Goodwill, net	264	264
Other intangible assets, net	130	143
Total assets	$1,795	$1,624

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$433	$329
Accrued expenses and other current liabilities	119	124
Operating lease liabilities	31	31
Current portion of debt obligations	4	3
Current liabilities of discontinued operations	1	21
Total current liabilities	588	508

Long-term liabilities:
Long-term debt	472	384
Operating lease liabilities	141	153
Deferred income taxes	35	35
Other liabilities	28	28

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value per share: 500 million shares authorized, 110,424,832 and 109,460,293 issued, respectively	1	1
Additional paid-in capital	1,785	1,779
Retained deficit	(670)	(652)
Less: Treasury stock at cost: 25,433,286 and 24,216,330 shares, respectively	(390)	(375)
Accumulated other comprehensive loss	(195)	(237)
Total stockholders' equity	531	516
Total liabilities and stockholders' equity	$1,795	$1,624

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

MRC GLOBAL INC.

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales	$678	$771	$2,188	$2,347
Cost of sales	553	614	1,770	1,862
Gross profit	125	157	418	485

Selling, general and administrative expenses	128	120	382	362
Operating (loss) income	(3)	37	36	123

Other (expense) income:
Interest expense	(10)	(4)	(29)	(19)
Other, net	—	(1)	7	(2)

(Loss) income from continuing operations before income taxes	(13)	32	14	102
Income tax (benefit) expense from continuing operations	(4)	3	2	23
Net (loss) income from continuing operations	(9)	29	12	79
Loss from discontinued operations, net of tax	—	—	(30)	(1)
Net (loss) income	(9)	29	(18)	78
Series A preferred stock dividends	—	6	—	18
Net (loss) income attributable to common stockholders	$(9)	$23	$(18)	$60

Basic (loss) earnings per common share:
(Loss) income from continued operations	$(0.11)	$0.27	$0.14	$0.72
Loss from discontinued operations	—	—	(0.35)	(0.01)
Basic (loss) earnings per common share	$(0.11)	$0.27	$(0.21)	$0.71

Diluted (loss) earnings per common share:
(Loss) income from continued operations	$(0.11)	$0.27	$0.14	$0.71
Loss from discontinued operations	—	—	(0.35)	(0.01)
Diluted (loss) earnings per common share	$(0.11)	$0.27	$(0.21)	$0.70

Weighted-average common shares, basic	84.5	85.2	85.2	85.0
Weighted-average common shares, diluted	84.5	86.2	85.2	86.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(9)	$29	$12	$79
Loss from discontinued operations, net of tax	—	—	(30)	(1)
Net (loss) income	$(9)	$29	$(18)	$78

Other comprehensive income
Foreign currency translation adjustments	—	7	$14	$3
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	28	—
Total other comprehensive income, net of tax	—	7	42	3
Comprehensive (loss) income	$(9)	$36	$24	$81

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

MRC GLOBAL INC.

(in millions)

							Accumulated
			Additional	Retained			Other	Total
	Common Stock		Paid-in	Earnings	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Income (Loss)	Equity
Balance at December 31, 2024	109	$1	$1,779	$(652)	(24)	$(375)	$(237)	$516
Net loss	-	-	-	(22)	-	-	-	(22)
Foreign currency translation	-	-	-	-	-	-	5	5
Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	-	-	-	-	-	-	28	28
Vesting of restricted stock	1	-	-	-	-	-	-	—
Shares withheld for taxes	-	-	(6)	-	-	-	-	(6)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Balance at March 31, 2025	110	$1	$1,777	$(674)	(24)	$(375)	$(204)	$525
Net income	-	-	-	13	-	-	-	13
Common stock repurchased	-	-	-	-	(1)	(15)	-	(15)
Foreign currency translation	-	-	-	-	-	-	9	9
Equity-based compensation expense	-	-	4	-	-	-	-	4
Balance at June 30, 2025	110	$1	$1,781	$(661)	(25)	$(390)	$(195)	$536
Net loss	-	-	-	(9)	-	-	-	(9)
Foreign currency translation	-	-	-	-	-	-	-	-
Equity-based compensation expense	-	-	4	-	-	-	-	4
Balance at September 30, 2025	110	$1	$1,785	$(670)	(25)	$(390)	$(195)	$531

							Accumulated
			Additional	Retained			Other	Total
	Common Stock		Paid-in	Earnings	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
Balance at December 31, 2023	109	$1	$1,768	$(678)	(24)	$(375)	$(228)	$488
Net income	-	-	-	19	-	-	-	19
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Shares withheld for taxes	-	-	(5)	-	-	-	-	(5)
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at March 31, 2024	109	$1	$1,767	$(665)	(24)	$(375)	$(233)	$495
Net income	-	-	-	30	-	-	-	30
Foreign currency translation	-	-	-	-	-	-	1	1
Equity-based compensation expense	-	-	3	-	-	-	-	3
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at June 30, 2024	109	$1	$1,770	$(641)	(24)	$(375)	$(232)	$523
Net income	-	-	-	29	-	-	-	29
Foreign currency translation	-	-	-	-	-	-	7	7
Equity-based compensation expense	-	-	4	-	-	-	-	4
Dividends declared on preferred stock	-	-	-	(6)	-	-	-	(6)
Balance at September 30, 2024	109	$1	$1,774	$(618)	(24)	$(375)	$(225)	$557

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MRC GLOBAL INC.

(in millions)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Operating activities
Net income	$12	$79
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by continuing operations:
Depreciation and amortization	18	16
Amortization of intangibles	13	15
Equity-based compensation expense	12	11
Deferred income tax (benefit)	(2)	(6)
Increase (decrease) in LIFO reserve	24	(4)
Other non-cash items	(1)	8
Changes in operating assets and liabilities:
Accounts receivable	(84)	(41)
Inventories	(129)	88
Other current assets	(6)	(3)
Accounts payable	102	31
Accrued expenses and other current liabilities	(20)	1
Operating cash flows from continuing operations	(61)	195
Operating cash flows from discontinued operations	(6)	2
Net cash (used in) provided by operating activities	(67)	197

Investing activities
Purchases of property, plant and equipment	(30)	(23)
Other investing activities	5	1
Investing cash flows from continuing operations	(25)	(22)
Investing cash flows from discontinued operations	18	—
Net cash used in investing activities	(7)	(22)

Financing activities
Payments on revolving credit facilities	(504)	(276)
Proceeds from revolving credit facilities	595	352
Payments on debt obligations	(2)	(295)
Debt issuance costs paid	(1)	—
Dividends paid on preferred stock	—	(18)
Repurchases of common stock	(15)	—
Repurchases of shares to satisfy tax withholdings	(7)	(5)
Other financing activities	(1)	—
Financing cash flows from continuing operations	65	(242)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	65	(242)

Decrease in cash	(9)	(67)
Effect of foreign exchange rate on cash	5	(2)
Cash -- beginning of period	63	131
Cash -- end of period	$59	$62

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$31	$17
Cash paid for income taxes	$10	$38
Supplemental non-cash transactions:
Change in accrued purchases of property, plant and equipment	$(1)	$—

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MRC GLOBAL INC.

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

Business Operations: MRC Global Inc. ("MRC Global") is a holding company headquartered in Houston, Texas. Our wholly owned subsidiaries are global distributors of pipe, valves, fittings (“PVF”) and infrastructure products and services across each of the following sectors:

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

Planned Merger with DNOW Inc.

On June 26, 2025, MRC Global entered into an Agreement and Plan of Merger (the "Merger Agreement") with DNOW Inc., a Delaware Corporation ("DNOW"), Buck Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of DNOW ("Merger Sub") and Stag Merger Sub, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of DNOW ("LLC Sub"). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement:

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

At the Effective Time, each share of common stock of MRC Global issued and outstanding (other than certain excluded shares) immediately prior to the Effective Time will be converted into the right to receive 0.9489 shares of common stock, $0.01 par value, of DNOW, subject to certain adjustments, with cash paid in lieu of the issuance of fractional shares, if any (collectively, the "Merger Consideration"). The Merger Agreement also specifies the treatment of outstanding MRC Global equity awards in connection with the Mergers. As of the date of this filing, the completion of the Mergers remain subject to customary mutual closing conditions.

On September 9, 2025, each of MRC Global and DNOW held a special meeting of stockholders at which their respective stockholders approved the Mergers and related matters. In addition, on October 6, 2025, the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") expired. The required regulatory approvals were received on November 3, 2025. The Mergers, which remain subject to customary mutual closing conditions, are expected to be consummated during the fourth quarter of 2025.

The Merger Agreement contains termination rights for each of MRC Global and DNOW, including, among others, if the consummation of the First Merger does not occur on or before June 26, 2026.

During the three and nine months ended September 30, 2025, we recorded third party legal and consulting costs of $6 million and $13 million, respectively, in connection with the Merger Agreement with DNOW. These costs are reflected in selling, general and administrative expenses within our condensed consolidated statement of operations.

Basis of Presentation: We have prepared our unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X for interim financial statements. These statements do not include all information and footnotes that generally accepted accounting principles ("GAAP") require for complete annual financial statements. However, the information in these statements reflects all normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2025. We have derived our condensed consolidated balance sheet as of  September 30, 2025, from the audited consolidated financial statements for the year ended December 31, 2024. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024.

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

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. The historical results of the assets to be sold and the liabilities to be assumed (the "Disposal Group") have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Additional disclosures regarding the sale of assets and assumption of liabilities associated with our Canada operations are provided in Note 2.

Recently Issued Accounting Standards: In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which is intended to modernize the accounting for internal-use software costs by removing the previous "development stage" model and introducing a model that aligns with current software development methods, such as the agile approach. Capitalization of eligible costs will begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. This update will be effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual period. We are currently evaluating the impact of the provisions of ASU 2025-06 on our consolidated financial statements.

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

NOTE 2 – Discontinued Operations

On December 13, 2024, we entered into a definitive agreement to sell assets associated with our Canada operations to EMCO Corporation, and on March 14, 2025, we completed the sale. Net cash proceeds for the sale were $18 million. The historical results of the Disposal Group have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the nine months ended September 30, 2025. Assets and liabilities associated with the Disposal Group are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of  September 30, 2025 and December 31, 2024.

In connection with the agreement to sell the Disposal Group and effective March 14, 2025, the Company entered into a Transition Services Agreement (“TSA”) under which the Company provides EMCO Corporation certain transition services related to operational systems, finance and accounting, human resources, information technology, treasury, data transfer services and licenses to use certain intellectual property rights. The time period in which the transition services are provided varies from closing to a period not to exceed one year from closing. For the three and nine months ended September 30, 2025, we recognized zero and $1 million from the provision of these services pursuant to the TSA, respectively. This income was included in other, net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Additionally, the Company has assigned certain operating lease agreements to EMCO corporation as part of the sale. Refer to Note 5 for additional disclosures regarding these lease assignments.

Details of the "Loss from discontinued operations, net of tax" are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales	$—	$26	$16	$88
Cost of sales	—	23	14	77
Gross profit	—	3	2	11

Selling, general and administrative expenses	—	3	5	12
Operating loss	—	—	(3)	(1)

Reclassification of foreign currency translation adjustments to net income as a result of the sale of Canada	—	—	(28)	—
Other, net	—	—	—	—

Loss from discontinued operations	—	—	(31)	(1)
Income tax benefit from discontinued operations	—	—	(1)	—
Loss from discontinued operations, net of tax	$—	$—	$(30)	$(1)

The following table summarizes the Disposal Group assets and liabilities classified as discontinued operations in the Company's Condensed Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1	$—
Accounts receivable, net	—	19
Inventories, net	—	30
Property, plant and equipment, net	—	1
Operating lease assets	—	8
Loss recognized on classification as held for sale	—	(22)
Current assets of discontinued operations	$1	$36

Liabilities
Current liabilities:
Trade accounts payable	$—	$12
Accrued expenses and other current liabilities	1	1
Operating lease liabilities	—	8
Current liabilities of discontinued operations	$1	$21

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

Generally, revenue recognition and invoicing occur simultaneously as we transfer control of promised goods or services to our customers. We consider contract assets to be accounts receivable when we have an unconditional right to consideration, and only the passage of time is required before payment is due. In certain cases, particularly those involving customer-specific documentation requirements, invoicing is delayed until we are able to meet the documentation requirements. In these cases, we recognize a contract asset separate from accounts receivable until those requirements are met, and we are able to invoice the customer. Our contract asset balance associated with these requirements as of September 30, 2025 and December 31, 2024 was $63 million and $18 million, respectively. These contract asset balances are included within accounts receivable in the accompanying condensed consolidated balance sheets.

We record contract liabilities, or deferred revenue, when cash payments are received from customers in advance of our performance, including amounts which are refundable. The deferred revenue balance at September 30, 2025 and December 31, 2024 was $20 million and $16 million, respectively. During the three and nine months ended September 30, 2025, we recognized $1 million and $15 million, respectively, of the revenue that was deferred as of December 31, 2024. During the three and nine months ended September 30, 2024, we recognized less than $1 million and $6 million, respectively, of the revenue that was deferred as of December 31, 2023. Deferred revenue balances are included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents our revenue disaggregated by revenue source (in millions):

Three Months Ended
September 30,

	U.S.	International	Total
2025:
Gas Utilities	$292	$—	$292
DIET	131	68	199
PTI	127	60	187
	$550	$128	$678
2024:
Gas Utilities	$293	$—	$293
DIET	170	69	239
PTI	181	58	239
	$644	$127	$771

Nine Months Ended
September 30,

	U.S.	International	Total
2025:
Gas Utilities	$864	$—	$864
DIET	455	187	642
PTI	480	202	682
	$1,799	$389	$2,188
2024:
Gas Utilities	$845	$—	$845
DIET	560	202	762
PTI	583	157	740
	$1,988	$359	$2,347

Allowance for Credit Losses: We estimate the adequacy of the allowance for credit losses on receivables based upon periodic evaluation of accounts that  may have a higher credit risk using information available about the customer, current economic conditions, volume, growth and composition of the account, and other factors such as financial statements, news reports and published credit ratings. The amount of the allowance for the remainder of the trade balance is not evaluated individually but is based upon historical loss experience. As of September 30, 2025 and December 31, 2024, the allowance for credit losses totaled $3 million and $3 million, respectively.

NOTE 4 – INVENTORIES

The composition of our inventory is as follows (in millions):

	September 30,	December 31,
	2025	2024
Finished goods inventory at average cost:
Valves, automation, measurement and instrumentation	$273	$206
Carbon steel pipe, fittings and flanges	183	135
Gas products	295	265
All other products	93	104
	844	710
Less: Excess of weighted-average cost over LIFO cost (LIFO reserve)	(304)	(280)
Less: Other inventory reserves	(17)	(15)
	$523	$415

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

Many of our facility leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 15 years with a maximum lease term of 30 years, including renewals. The exercise of lease renewal options is at our sole discretion; therefore, renewals to extend the terms of most leases are not included in our right of use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. In the case of certain regional distribution centers and certain corporate offices, where the renewal is reasonably certain of exercise, we include the renewal period in our lease term. Leases with escalation adjustments based on an index, such as the consumer price index, are expensed based on current rates. Leases with specified escalation steps are expensed based on the total lease obligation ratably over the life of the lease. Leasehold improvements are depreciated over the expected lease term. Non-lease components, such as payment of real estate taxes, maintenance, insurance and other operating expenses, have been excluded from the determination of our lease liability.

As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments using a portfolio approach. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our leases are presented in our condensed consolidated balance sheets as follows:

		September 30,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$160	$170
Finance lease assets (1)	Other assets	9	8
Total lease assets		$169	$178
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$31	$31
Finance lease liabilities	Accrued expenses and other current liabilities	2	1
Long-term
Operating lease liabilities	Operating lease liabilities	141	153
Finance lease liabilities	Other liabilities	8	8
Total lease liabilities		$182	$193

_____________________

(1)	Finance lease assets are recorded net of accumulated amortization of $4 million and $2 million as of September 30, 2025 and December 31, 2024, respectively.

Expense associated with our operating leases was $11 million and $34 million for the three and nine months ended September 30, 2025, respectively, and $12 million and $34 million for the three and nine months ended September 30, 2024, respectively, which we have classified in selling, general and administrative expenses. For the three and nine months ended September 30, 2025, expense associated with our finance leases was less than $1 million and $2 million, respectively, related to the amortization of ROU Assets, which we have classified in cost of sales, and $1 million related to the interest on finance lease liabilities, which we have classified in interest expense. For the three and nine months ended September 30, 2024, expense associated with our finance leases was $2 million related to the amortization of ROU Assets, which we have classified in cost of sales, and less than $1 million related to the interest on finance lease liabilities, which we have classified in interest expense. Cash paid for operating leases recognized as liabilities was $9 million and $30 million for the three and nine months ended September 30, 2025, respectively, and $9 million and $29 million for the three and nine months ended September 30, 2024, respectively. Cash paid for finance leases was less than $1 million and $2 million for the three and nine months ended September 30, 2025, respectively, and $1 million for the three and nine months ended September 30, 2024.

The maturity of lease liabilities is as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Remainder of 2025	$11	$1
2026	40	3
2027	34	2
2028	27	2
2029	21	2
After 2029	114	2
Total lease payments	247	12
Less: Interest	(75)	(2)
Present value of lease liabilities	$172	$10

The term and discount rate associated with leases are as follows:

	September 30,	September 30,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	10	11
Finance leases	5	6
Weighted-average discount rate
Operating leases	6.8%	6.7%
Finance leases	6.8%	6.6%

Amounts maturing after 2029 include expected renewals for leases of certain regional distribution centers and certain corporate offices through dates up to 2048. Excluding these optional renewals, our weighted-average remaining lease term for operating leases is 5 years and 6 years for the periods ended  September 30, 2025 and 2024, respectively. Excluding optional renewals, our weighted average remaining lease term for finance leases is 5 years and 6 years for the periods ended  September 30, 2025 and 2024, respectively.

Canada Lease Agreements

In connection with the sale of the Canada business, three operating lease commitments were assigned to the buyers where the Company has not been released from the covenants, liabilities and responsibilities under the lease agreements. The Company is obligated to perform under these agreements if the buyers fail to perform at any time during the remainder of the lease, which are set to expire on or before December 31, 2030. At the close date of the sale and as of  September 30, 2025, the undiscounted remaining lease payments under the agreement totaled $8 million and $7 million, respectively. The Company has not recorded a liability with respect to the obligations as of  September 30, 2025, as the Company concluded the provisions of these lease assignments were not probable.

NOTE 6 – DEBT

The components of our debt are as follows (in millions):

	September 30,	December 31,
	2025	2024
Senior Secured Term Loan B (1)	$342	$344
Global ABL Facility	134	43
	476	387
Less: current portion	4	3
	$472	$384

(1)	The Senior Secured Term Loan B is net of discount and issuance costs of $6 million and $7 million as of September 30, 2025 and December 31, 2024, respectively.

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

Security. The Term Loan is secured by a second lien on the assets of MRC Global Inc., MRC Global (US) Inc. and those U.S. subsidiaries guaranteeing the Term Loan facility (collectively, the "Term Loan Credit Parties") securing the Global ABL Facility (defined below), which includes accounts receivable and inventory. The Term Loan is secured by a first lien on substantially all of the other assets of the Term Loan Credit Parities. The Term Loan is further secured by a first lien pledge of all of the capital stock of certain of the direct domestic subsidiaries of Term Loan Credit Parties and 65% of the capital stock of certain of the direct, non-U.S. subsidiaries of the Term Loan Credit Parties.

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

Excess Availability. At  September 30, 2025, availability under our Global ABL Facility was $477 million.

Interest on Borrowings: The interest rates on our outstanding borrowings at  September 30, 2025 and December 31, 2024, including amortization of debt issuance costs, were as follows:

	September 30,	December 31,
	2025	2024
Senior Secured Term Loan B	7.44%	8.02%
Global ABL Facility	6.07%	5.95%
Weighted average interest rate	7.05%	7.79%

NOTE 7 – INCOME TAXES

For the three and nine months ended September 30, 2025 we generated a $13 million loss and $14 million of income, respectively, from continuing operations before taxes and recorded a provision for income taxes of $4 million benefit and $2 million expense, respectively, resulting in an effective tax rate of 31% and 14%, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The tax rates for three and nine months ended September 30, 2025 were impacted by discrete tax benefits including unamortized research and development costs. The effective tax rate for the three months ended  September 30, 2025 was unfavorably impacted due to discrete tax benefits against low pretax loss, while the effective tax rate for the nine months ended  September 30, 2025 was favorably impacted due to discrete tax benefits against low pretax profit.

For the three and nine months ended September 30, 2024, we generated $32 million and $102 million, respectively, of income from continuing operations before taxes and recorded a provision for income taxes of $3 million and $23 million, respectively, resulting in an effective tax rate of 9% and 23%, respectively. Our rates generally differ from the U.S. federal statutory rates of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. The effective tax rate for the three months ended  September 30, 2024 was lower than the U.S. federal statutory rate due to a net reduction in the valuation allowance provision, partially offset by foreign losses with no tax benefit due to valuation allowances. The effective tax rate for the nine months ended  September 30, 2024 was higher than the U.S. federal statutory rate due to a net reduction in the valuation allowance provision, partially offset by foreign losses with no tax benefit due to valuation allowances.

On July 4, 2025, the One Big Beautiful Bill Act was enacted which included provisions related to bonus depreciation, research and development, foreign derived intangible income and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate. The Company's effective tax rate for the nine months ended  September 30, 2025 was favorably impacted by changes related to research and development costs. The Company will continue to evaluate the impact of these policies in future periods, and the Company does not expect a material impact to the financial statements.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

In January 2025, the Company’s board of directors authorized a share repurchase program for common stock up to $125 million. The program is scheduled to expire January 2, 2028. The shares may be repurchased at management’s discretion in the open market. The amount and timing of any repurchase will depend on several factors, including share price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to repurchase shares and may be modified, discontinued, or suspended at any time at the Company’s discretion. Share repurchases made are subject to a 1% excise tax. The impact of this 1% excise tax was less than $1 million for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we repurchased 1,216,956 shares at an average price per share of $12.35 for a total cost of $15 million, which excludes the 1% excise tax on share repurchases. As of September 30, 2025, we had 84,991,546 shares of common stock outstanding. Pursuant to the Merger Agreement, the Company agreed not to repurchase any more shares of its common stock between signing on June 26, 2025 and the earlier of the closing or termination of the Merger Agreement.

Equity Compensation Plans

The Company's Omnibus Incentive Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash-based awards. Since the adoption of the plan, the Company’s Board of Directors has periodically granted stock options, restricted stock awards, restricted stock units and performance share units to directors and employees, but no other types of awards have been granted under the plan. Options and stock appreciation rights may not be granted at prices less than the fair market value of our common stock on the date of the grant, nor for a term exceeding ten years. For employees, vesting generally occurs over a three-year period on the anniversaries of the date specified in the employees’ respective agreements, subject to accelerated vesting under certain circumstances set forth in the agreements, and in any event, no less than one year. Vesting for directors generally occurs on the one-year anniversary of the grant date. A Black-Scholes option-pricing model is used to estimate the fair value of the stock options. A Monte Carlo simulation is completed to estimate the fair value of performance share unit awards with a stock price performance component. We expense the fair value of all equity grants, including performance share unit awards, on a straight-line basis over the vesting period. In 2025, 294,607 performance share unit awards, 95,979 restricted stock awards and 665,474 shares of restricted stock units have been granted to executive management, members of our Board of Directors and employees. Additional performance share unit awards of 101,107 and 35,427 were granted during the first nine months of 2025 and 2024, respectively, based on performance above the specified target of achievement for performance share unit awards granted in 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets consists of the following (in millions):

	September 30,	December 31,
	2025	2024
Currency translation adjustments	$(194)	$(236)
Other adjustments	(1)	(1)
Accumulated other comprehensive loss	$(195)	$(237)

Earnings per Share

Earnings per share are calculated in the table below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income from continuing operations	$(9)	$29	$12	$79
Less: Dividends on Series A Preferred Stock	—	6	—	18
Net (loss) income from continuing operations attributable to common stockholders used in earnings per share	(9)	23	12	61
Loss from discontinued operations, net of tax	—	—	(30)	(1)
Net (loss) income attributable to common stockholders	$(9)	$23	$(18)	$60

Denominator
Average basic shares outstanding	84.5	85.2	85.2	85.0
Effect of dilutive securities	—	1.0	—	1.2
Average diluted shares outstanding	84.5	86.2	85.2	86.2

Basic (loss) earnings per common share:
(Loss) income from continued operations	$(0.11)	$0.27	$0.14	$0.72
Loss from discontinued operations	—	—	(0.35)	(0.01)
Basic (loss) earnings per common share	$(0.11)	$0.27	$(0.21)	$0.71

Diluted (loss) earnings per common share:
(Loss) income from continued operations	$(0.11)	$0.27	$0.14	$0.71
Loss from discontinued operations	—	—	(0.35)	(0.01)
Diluted (loss) earnings per common share	$(0.11)	$0.27	$(0.21)	$0.70

Equity awards and shares of Preferred Stock are disregarded in the calculation of diluted earnings per share if they are determined to be anti-dilutive. For the three and nine months ended September 30, 2025, we had 1.6 million and 1.4 million anti-dilutive restricted stock units and performance share units, respectively. For the three and nine months ended September 30, 2024, we had less than 0.1 million and 0.1 million anti-dilutive stock options, restricted stock units and performance share units, respectively. For the three and nine months ended September 30, 2024, the shares of Preferred Stock were anti-dilutive.

NOTE 10 – SEGMENT INFORMATION

Our business is comprised of two operating and reportable segments as of September 30, 2025: U.S. and International. Our International segment consists of our operations outside of the U.S. These segments represent our business of selling PVF to the energy sector across each of the following sectors:

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

The following table presents financial information for each segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales
U.S.	$550	$644	$1,799	$1,988
International	128	127	389	359
Total consolidated sales	$678	$771	$2,188	$2,347

Cost of Sales
U.S.	$449	$507	$1,452	$1,567
International	94	96	287	264
Total cost of sales	$543	$603	$1,739	$1,831

Depreciation and amortization (1)
U.S.	$5	$6	$16	$15
International	1	—	2	1
Total depreciation and amortization expense	$6	$6	$18	$16

Amortization of intangibles (1)
U.S.	$4	$5	$13	$14
International	—	—	—	1
Total amortization of intangibles expense	$4	$5	$13	$15

Gross Profit
U.S.	$92	$126	$318	$392
International	33	31	100	93
Total gross profit	$125	$157	$418	$485

Selling, general and administrative expenses
U.S.	$106	$96	$316	$290
International	22	22	66	68
Corporate and other (2)	—	2	—	4
Total selling, general and administrative expenses	$128	$120	$382	$362

Operating (loss) income
U.S.	$(14)	$30	$2	$102
International	11	9	34	25
Corporate and other (2)	—	(2)	—	(4)
Total operating (loss) income	$(3)	$37	$36	$123

Interest expense	(10)	(4)	$(29)	$(19)
Other, net	—	(1)	7	(2)
(Loss) income from continuing operations before income taxes	$(13)	$32	$14	$102

____________

(1)	The balances for depreciation and amortization and amortization of intangibles are included within total cost of sales on the condensed consolidated statements of operations.
(2)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

Total assets by segment are as follows (in millions):

	September 30,	December 31,
	2025	2024
Total assets
U.S.	$1,471	$1,278
International	315	301
Corporate and other (1)	8	9
Discontinued operations	1	36
Total assets	$1,795	$1,624

____________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of assets associated with our Canada operations are provided in Note 2.

The percentages of our property, plant and equipment relating to the following geographic areas are as follows:

	September 30,	December 31,
	2025	2024
Property, plant and equipment
U.S.	96%	94%
International	4%	6%
Total property, plant and equipment	100%	100%

Our sales by product line are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Type	2025	2024	2025	2024
Line Pipe	$79	$99	$245	$337
Carbon Fittings and Flanges	80	96	276	294
Total Carbon Pipe, Fittings and Flanges	159	195	521	631
Valves, Automation, Measurement and Instrumentation	252	275	823	838
Gas Products	198	193	594	573
Stainless Steel and Alloy Pipe and Fittings	26	51	100	124
General Products	43	57	150	181
	$678	$771	$2,188	$2,347

NOTE 11 – FAIR VALUE MEASUREMENTS

With the exception of long-term debt, the fair values of our financial instruments, including cash and cash equivalents, accounts receivable, trade accounts payable and accrued liabilities, approximate carrying value. The carrying value of our debt was $476 million and $387 million at September 30, 2025 and December 31, 2024, respectively. The fair value of our debt was $486 million and $394 million at September 30, 2025 and December 31, 2024, respectively. We estimate the fair value of our debt using Level 2 inputs or quoted market prices.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

Asbestos Claims. We are one of many defendants in lawsuits that plaintiffs have brought seeking damages for personal injuries that exposure to asbestos allegedly caused. Plaintiffs and their family members have brought these lawsuits against a large volume of defendant entities as a result of the defendants’ manufacture, distribution, supply or other involvement with asbestos, asbestos containing-products or equipment or activities that allegedly caused plaintiffs to be exposed to asbestos. These plaintiffs typically assert exposure to asbestos as a consequence of third-party manufactured products that our MRC Global (US) Inc. subsidiary purportedly distributed. As of September 30, 2025, we are named a defendant in approximately 478 lawsuits involving approximately 1,043 claims. No asbestos lawsuit has resulted in a judgment against us to date, with a majority being settled, dismissed or otherwise resolved. Applicable third-party insurance has substantially covered these claims, and insurance should continue to cover a substantial majority of existing and anticipated future claims. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers for our estimated recovery, to the extent we believe that the amounts of recovery are probable. It is not possible to predict the outcome of these claims and proceedings. However, in our opinion, the likelihood that the ultimate disposition of any of these claims and legal proceedings will have a material adverse effect on our condensed consolidated financial statements is remote.

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

NOTE 13 – Subsequent Events

On June 26, 2025, MRC Global entered into the Merger Agreement with DNOW, Merger Sub and LLC sub. Pursuant to the Merger Agreement, the Mergers are conditioned on, among other things, the expiration or early termination of the statutory waiting period under the HSR Act and other required regulatory approvals. The statutory waiting period under the HSR Act expired on October 6, 2025. The required regulatory approvals were received on November 3, 2025. The Mergers, which remain subject to customary mutual closing conditions, are expected to be consummated during the fourth quarter of 2025.

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

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as well as other sections of this Quarterly Report on Form 10-Q) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable” and similar expressions, including, for example, statements about the Mergers, future events, plans and anticipated results of the operations, business strategies, the anticipated benefits of the Mergers, the anticipated impact of the Mergers on the combined Company's business and future financial operating results, the expected amount and timing of synergies from the Mergers, the anticipated closing date for the Mergers, our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in the oil and natural gas industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

●	the risk associated with the timing of the closing of the Mergers, including the risk that the conditions to the transaction are not satisfied on a timely basis or at all or the failure of the transaction to close for any other reason or to close on the anticipated terms;
●	the effect of the announcement, pendency or completion of the Mergers on our business relationships and business operations generally;
●	the risk that the expected benefits and synergies of the Mergers may not be fully achieved in a timely manner, or at all;
●	decreases in capital and other expenditure levels in the industries that we serve;
●	U.S. and international general economic conditions;
●	global geopolitical events;
●	decreases in oil and natural gas prices;
●	unexpected supply shortages;
●	loss of third-party transportation providers;
●	cost increases by our suppliers and transportation providers;
●	increases in steel prices, which we may be unable to pass along to our customers which could significantly lower our profit;
●	our lack of long-term contracts with most of our suppliers;
●	suppliers’ price reductions of products that we sell, which could cause the value of our inventory to decline;
●	decreases in steel prices, which could significantly lower our profit;
●	an increase in the price of goods sold if tariffs are imposed or a decline in demand for certain of the products we distribute if tariffs and duties on these products are lifted;
●	holding more inventory than can be sold in a commercial time frame;
●	significant substitution of renewables and low-carbon fuels for oil and gas, impacting demand for our products;
●	risks related to adverse weather events or natural disasters;
●	environmental, health and safety laws and regulations and the interpretation or implementation thereof;
●	changes in our customer and product mix;
●	the risk that manufacturers of the products we distribute will sell a substantial amount of goods directly to end users in the industry sectors we serve;
●	failure to operate our business in an efficient or optimized manner;
●	our ability to compete successfully with other companies in our industry;
●	our lack of long-term contracts with many of our customers and our lack of contracts with customers that require minimum purchase volumes;

●	inability to attract and retain our team members or the potential loss of key personnel;
●	adverse health events, such as a pandemic;
●

interruption in the proper functioning of our information systems, including (among other reasons) adverse impacts resulting from our implementation of a new enterprise resource planning ("ERP") system in our U.S. segment;

●	the occurrence of cybersecurity incidents;
●	risks related to our customers’ creditworthiness;
●	the success of our acquisition strategies;
●	the potential adverse effects associated with integrating acquisitions into our business and whether these acquisitions will yield their intended benefits;
●	impairment of our goodwill or other intangible assets;
●	adverse changes in political or economic conditions in the countries in which we operate;
●	our significant indebtedness;
●	the dependence on our subsidiaries for cash to meet our parent company's obligations;
●	changes in our credit profile;
●	potential inability to obtain necessary capital;
●	the potential share price volatility and costs incurred in response to any shareholder activism campaigns;
●	the sufficiency of our insurance policies to cover losses, including liabilities arising from litigation;
●	product liability claims against us;
●	pending or future asbestos-related claims against us;
●	exposure to U.S. and international laws and regulations, regulating corruption, limiting imports or exports or imposing economic sanctions;
●	risks relating to ongoing evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act, a material weakness related to the operating effectiveness of our inventory cycle count control if it remains unremediated and the risk that controls embedded in our newly implemented ERP system in our U.S. segment fail in their design or operating effectiveness; and
●	risks related to changing laws and regulations, including trade policies and tariffs.

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

Key Drivers of Our Business

We derive our revenue predominantly from the sale of PVF and other infrastructure supplies to gas utility, energy and industrial customers globally. Our business is dependent upon both the current conditions and future prospects in these industries and, in particular, our customers' maintenance and expansionary operating and capital expenditures. The outlook for PVF spending is influenced by numerous factors, including the following:

●	Gas Utility and Energy Infrastructure Integrity and Modernization. Ongoing maintenance and upgrading of existing energy facilities, pipelines and other infrastructure equipment is a meaningful driver for business across the sectors we serve. This is particularly true for the Gas Utilities sector. Activity with customers in this sector is driven by upgrades and replacement of existing infrastructure as well as new residential and commercial development. Continual maintenance of an aging network of pipelines and local distribution networks is a critical requirement for these customers irrespective of broader economic conditions. As a result, this business tends to be more stable over time than our traditional oilfield-dependent businesses and moves independently of commodity prices.

●	Oil and Natural Gas Demand and Prices. Sales of PVF and infrastructure products to the oil and natural gas industry constitute a significant portion of our sales. As a result, we depend upon the maintenance and capital expenditures of oil and natural gas companies to explore for, produce and process oil, natural gas and refined products. Demand for oil and natural gas, current and projected commodity prices and the costs necessary to produce oil and gas impact customer capital spending, additions to and maintenance of pipelines, refinery utilization and petrochemical processing activity. Additionally, as these participants rebalance their capital investment away from traditional, carbon-based energy toward alternative sources, we expect to continue to supply them and enhance our product and service offerings to support their changing requirements, including in areas such as carbon capture utilization and storage, biofuels, offshore wind and hydrogen processing.

●	Economic Conditions. Changes in the general economy or in the energy sector (domestically or internationally) can cause demand for fuels, feedstocks and petroleum-derived products to vary, thereby causing demand for the products we distribute to materially change.

●	Manufacturer and Distributor Inventory Levels of PVF and Related Products. Manufacturer and distributor inventory levels of PVF and related products can change significantly from period to period. Increased inventory levels by manufacturers or other distributors can cause an oversupply of PVF and related products in the industry sectors we serve and reduce the prices that we are able to charge for the products we distribute. Reduced prices, in turn, would likely reduce our profitability. Conversely, decreased manufacturer inventory levels may ultimately lead to increased demand for our products and often result in increased revenue, higher PVF pricing and improved profitability.

●	Steel Prices, Availability and Supply and Demand. Fluctuations in steel prices can lead to volatility in the pricing of the products we distribute, especially carbon steel line pipe products, which can influence the buying patterns of our customers. A majority of the products we distribute contain various types of steel. The worldwide supply and demand for these products and other steel products that we do not supply impact the pricing and availability of our products and, ultimately, our sales and operating profitability. Additionally, supply chain disruptions with key manufacturers or in markets in which we source products can impact the availability of inventory we require to support our customers. Furthermore, logistical challenges, including inflation and availability of freight providers and containers for shipping can also significantly impact our profitability and inventory lead-times. These constraints can also present an opportunity, as our supply chain expertise allows us to meet customer expectations when the competition may not.

Planned Merger with DNOW Inc.

On June 26, 2025, MRC Global entered into an Agreement and Plan of Merger (the "Merger Agreement") with DNOW Inc., a Delaware Corporation ("DNOW"), Buck Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of DNOW ("Merger Sub") and Stag Merger Sub, LLC, a Delaware limited liability company and a wholly owned, direct subsidiary of DNOW ("LLC Sub"). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement:

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

On September 9, 2025, each of MRC Global and DNOW held a special meeting of stockholders, at which their respective stockholders approved the Mergers and related matters. In addition, on October 6, 2025, the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") expired. The required regulatory approvals were received on November 3, 2025. The Mergers, which remain subject to customary mutual closing conditions, are expected to be consummated during the fourth quarter of 2025.

MRC Global Sale of Canada Business

On March 14, 2025, the Company completed its sale of its Canadian operations to EMCO Corporation, and we used the proceeds to reduce debt. As a result of the executed sale agreement in December of 2024, a pre-tax, non-cash loss on discontinued operations of approximately $22 million was recorded in the fourth quarter of 2024. Upon completion of the sale in March 2025, the cumulative foreign currency translation adjustment of $28 million was released from accumulated other comprehensive income and recognized in the condensed consolidated statement of operations. The total amount was included in loss from discontinued operations, net of tax for the nine months ended September 30, 2025. The historical results of the Canada segment have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the definitive agreement. Assets and liabilities associated with the Canada segment are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Additional disclosures regarding the sale of our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

ERP system implementation

In August 2025, the Company commenced the implementation of its new cloud-based enterprise resource planning ("ERP") system for the U.S. segment. This ERP system replaced the Company's mainframe system, which had been in use for over 30 years and utilized older technology. During the ERP implementation, significant, unexpected challenges arose, which, while temporary in nature, adversely affected our ability to process orders, fulfill customer shipments, integrate with other necessary software systems and issue timely invoices. The issues adversely impacted revenue, profitability and cash flow in the U.S. segment for the quarter ended September 30, 2025. In an effort to resolve the adverse impacts and resulting temporary disruptions in business processes that the ERP implementation caused, management has taken comprehensive measures, including hiring employees, enhanced training and redeployed internal resources to the ERP project. At the end of September 2025, customer service levels had largely returned to normalized levels. Additionally, the elevated revenue backlog at the end of the third quarter 2025 of $571 million is expected to manifest as revenue in the coming quarters. The Company continues to expect that the ERP system will deliver long-term benefits to the Company's operations.

Recent Trends and Outlook

In January 2025, the U.S. President took office for the second time, and a new U.S. Congress was seated. The new President has executed a number of executive orders or signed certain legislation that maintain and enhance expiring tax code changes that were originally due to expire in 2025. The President and his party have also announced an aggressive policy agenda to raise tariffs on imported goods, cancel or modify trade treaties and remake relationships with other countries. It is unclear what impact these policies will have on our business. While these policies could decrease the regulatory and tax burden on our business and the businesses of our U.S. customers, increase oil and gas production in the U.S. and, as a result, increase our U.S. business activity and the sales of products from our U.S. suppliers, it is not clear that all impacts will be positive. Our customers that are oil and gas producers have generally remained disciplined in their capital expenditures and have generally not increased production beyond their ability to fund their expenditures from prudent borrowings and cash flow from operations. The President has imposed significant tariffs on steel products, which have taken effect in mid-March 2025. A significant portion of the products that we sell are made from steel. In addition, the President has announced significant tariffs on products from China and other countries where we currently source products. The majority of the products that we purchase is from U.S. suppliers, but a portion is sourced from China, including certain valve sub-assemblies that our suppliers finish in the U.S. The tariffs on products from other countries, outside of the U.S. and China, have a lesser direct impact on our business as they do not represent a significant portion of the products that we purchase from those countries for resale to our customers. The short-term impacts of tariffs on our business depends upon whether we can pass price increases to cover the tariffs to our customers. If tariffs significantly raise the price of infrastructure buildouts to our customers, our customers may delay or cancel projects, depressing demand for our products. Even so, a significant portion of our U.S. inventory and products are domestically made (especially in our gas products product line) but some products, such as valves, often have a significant portion of non-U.S. components, and we do import some valve and other products. However, given the rapidly changing tariff landscape and the government's generally supportive stance for the oil and gas industry, we are cautiously optimistic that these policies will be supportive of our business.

During the three months ended September 30, 2025, revenue decreased $120 million sequentially from the three months ended June 30, 2025, and decreased $93 million from the three months ended September 30, 2024. The decrease was primarily a combination of the temporary and unforeseen operational challenges created by the U.S. ERP system implementation that impacted all of our sectors and market activity declines in PTI and DIET sectors.

Gas Utilities

Our Gas Utilities sector makes up 40% of our total Company revenue for the first nine months of 2025, with a 2% increase in revenue compared to the nine months ended September 30, 2024. Sequentially, this sector experienced decreased revenue of 2% in the third quarter, compared to the second quarter of 2025. In 2023 and 2024, several of our key Gas Utilities customers have been focused on reducing their own product inventory levels due to more certainty in the supply chain and associated lead times. However, we believe this concern has diminished in 2025 and our customers appear to have returned to more traditional spending patterns. Although we have experienced lower sales activity in this sector in prior years, the long-term market drivers remain positive due to distribution integrity upgrade programs as well as new home construction in certain U.S. states. The majority of the work we perform with our Gas Utilities customers are multi-year programs where they continually evaluate, monitor and implement measures to improve their pipeline distribution networks, ensuring the safety and the integrity of their system. As of 2024, which is the most recently available information, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") estimates approximately 34% of the gas distribution main and service line miles are over 40 years old or of unknown origin. This infrastructure requires continuous replacement and maintenance as these gas distribution networks continue to age. We supply many of the replacement products including valves, line pipe, smart meters, risers and other gas products. A large percentage of the line pipe we sell is sold to our gas utilities customers for line replacement and new sections of their distribution network. As our gas utility customers connect new homes and businesses to their gas distribution network, this creates new revenue opportunities for our business to supply the related infrastructure products. Some of our customers in this sector support both gas and electric distribution, and certain customers have announced allocating a higher proportion of their capital budget to electric distribution. Given market fundamentals, increased natural gas demand for new power plants and business development opportunities, the Gas Utilities sector is expected to grow steadily in the coming years. Additionally, this sector is less volatile than others because it relies less on energy demand and commodity prices.

Downstream, Industrial and Energy Transition (DIET)

DIET generated 29% of our total Company revenue for the first nine months of 2025 and decreased 16% compared to the nine months ended September 30, 2024. This sector has a significant amount of project activity, which can create substantial variability between quarters. Also, due to the recent tariff announcements in the U.S., some of our customers have delayed or canceled projects as a result of higher steel prices that are impacting the economics of their investments. This combined with the temporary operational challenges created by the U.S. ERP system implementation caused the decline in revenue. We continue to expect this sector to deliver growth in the coming years driven by increased customer activity levels related to new energy transition-related projects, maintenance, repair and operations ("MRO") activities and project turnaround activity in refineries and chemical plants. Additionally, we have expanded into new markets, including mining and data centers. To support this growth, we established a new service center in Arizona in 2024, strategically positioned to accelerate our entry into the western U.S. mining sector. We are also negotiating master service agreements with targeted owners and subcontractors for PVF work in new data center cooling systems. While still early, we are seeing encouraging momentum in both areas.

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

Production and Transmission Infrastructure (PTI)

The PTI sector of our business, which consists of the traditional upstream and midstream oil and gas markets, is the most cyclical, and in the first nine months of 2025 this sector represented 31% of our Company revenues with a 8% decrease compared to the nine months ended September 30, 2024. During the first nine months of 2025, Brent crude oil prices averaged approximately $71 per barrel and West Texas Intermediate ("WTI") oil prices averaged approximately $67 per barrel. Oil prices and natural gas prices drive customer activity, and both prices have experienced recent volatility. OPEC+ recently announced increased production plans, leading to a decrease in prices and adversely affecting our U.S. PTI sector. The challenges encountered from the U.S. ERP system implementation also contributed to the decline in revenue.

Recent industry reports have signaled potential risk in oil prices and projected lower customer spending levels in the near-term, due to current supply and demand projections. However, larger public exploration and production companies are expected to drive a higher percentage of the activity in the coming years, which is positive for our Company as our revenue for these sectors is driven primarily from this customer base. We also expect our larger public customers will remain disciplined and consistent with their commitments to their budgets, maintaining returns to their shareholders and operating within their cash flow requirements. Additionally, we believe the recent announcements by several of our large customers related to acquisitions of their smaller peers has potential for us in the coming years due to our current relationships with the acquiring companies.

Our major midstream customers have announced significant investment growth in natural gas infrastructure projects, aided by what is expected to be a more favorable and streamlined regulatory approval process under the current administration. The increase in LNG project approvals creates additional opportunities for gas gathering, processing and transmission, as well as participation in the LNG conversion process. We believe that natural gas will be a primary fuel for electrification to support re-shored manufacturing, transportation mobility and artificial intelligence applications.

Supply Chain and Labor

Inflation for the majority of our products eased during 2024. However, in 2025, the U.S. has imposed wide-spread tariffs on our products causing the prices for products to increase. We are able to react quickly to these price increases by actively seeking ways to pass these increases on to our customers. To the extent further pricing fluctuations impact our products, the effect on our revenue and cost of goods sold, which for the U.S. is determined using the last-in first-out ("LIFO") inventory costing methodology, remains subject to uncertainty and volatility. However, our supply chain expertise, relationships with our key suppliers and inventory position has allowed us to manage the supply chain for both inflationary and deflationary pressures. In addition, our contracts with customers generally allow us to pass price increases on to customers within a reasonable time after they occur.

There has been little impact to our supply chain directly from the conflicts in Ukraine or the Middle East. However, geopolitical conflicts could have the potential to further constrain the global supply chain and impact the availability of component parts, particularly valves and meters.

Although conditions are improving, we continue to be affected by labor constraints. Labor market dynamics vary by region and role type—while we have seen some easing in certain areas, competition remains in others. We closely monitor these trends and, through our efficient sourcing practices, have maintained customer support.

Backlog

We determine backlog by the amount of unshipped customer orders, which the customer may revise or cancel in certain instances. The table below details our backlog by segment (in millions):

	September 30,	December 31,	September 30,
	2025	2024	2024
U.S.	$348	$304	$288
International	223	254	261
	$571	$558	$549

There can be no assurance that the backlog amounts will ultimately be realized as revenue or that we will earn a profit on the backlog of orders, but we expect that substantially all of the sales in our backlog will be realized within twelve months.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The breakdown of our sales by sector for the three months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended
	September 30, 2025		September 30, 2024
Gas Utilities	$292	43%	$293	38%
DIET	199	29%	239	31%
PTI	187	28%	239	31%
	$678	100%	$771	100%

For the three months ended September 30, 2025 and 2024, the following table summarizes our results of operations (in millions):

	Three Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change
Sales:
U.S.	$550	$644	$(94)	(15)%
International	128	127	1	1%
Consolidated	$678	$771	$(93)	(12)%

Operating (loss) income:
U.S.	$(14)	$30	$(44)	N/M
International	11	9	2	22%
Corporate and other (1)	—	(2)	2	N/M
Consolidated	$(3)	$37	$(40)	N/M

Interest expense	$(10)	$(4)	$(6)	N/M
Other, net	—	(1)	1	N/M
(Loss) income from continuing operations before income taxes	(13)	32	(45)	N/M
Income tax benefit (expense)	4	(3)	7	N/M
Net (loss) income from continuing operations	(9)	29	(38)	N/M
Loss from discontinued operations, net of tax	—	—	—	N/M
Net (loss) income	(9)	29	(38)	N/M
Series A preferred stock dividends	—	6	(6)	N/M
Net (loss) income attributable to common stockholders	$(9)	$23	$(32)	N/M

Gross profit	$125	$157	$(32)	(20)%
Adjusted Gross Profit (2)	$148	$162	$(14)	(9)%
Adjusted EBITDA (2)	$36	$47	$(11)	(23)%

_____________________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 27-29 herein.

Sales. Our sales were $678 million for the three months ended September 30, 2025, as compared to $771 million for the three months ended September 30, 2024, a decrease of $93 million. This decrease is due to a decline in the PTI sector of $52 million followed by a decrease of $40 million in the DIET sector and a reduction in the Gas Utilities sector of $1 million.

U.S. Segment—Our U.S. sales decreased to $550 million for the three months ended September 30, 2025, from $644 million for the three months ended September 30, 2024. This $94 million, or 15%, decrease is primarily due to the unexpected operational challenges created by the ERP system implementation, which impacted all of our U.S. sectors. The decrease by sector is as follows:

●	a decrease in PTI sector sales of $54 million also due, in part, to lower commodity prices and activity slowdown;
●	a decrease in DIET sector sales of $39 million, which has experienced an increase in tariffs and softness in the refining and chemicals market resulting in project cancellations and delays; and
●	a decrease in Gas Utilities sector sales of $1 million.

International Segment—Our International sales increased to $128 million for the three months ended September 30, 2025, from $127 million for the same period in 2024. This International sales increase of $1 million was primarily driven by the increase in PTI sector sales of $2 million, offset by a decrease in DIET sector sales of $1 million. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $5 million, or 4%.

Gross Profit. Our gross profit was $125 million (18.4% of sales) for the three months ended September 30, 2025, as compared to $157 million (20.4% of sales) for the three months ended September 30, 2024. This decrease of $32 million was primarily due to the decrease in sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $13 million for the third quarter of 2025 compared to a $6 million decrease in cost of sales in the three months ended September 30, 2024.

Adjusted Gross Profit. Adjusted Gross Profit decreased to $148 million (21.8% of sales) for the three months ended September 30, 2025, from $162 million (21.0% of sales) for the three months ended September 30, 2024, a decrease of $14 million due to lower sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	Percentage	September 30,	Percentage
	2025	of Revenue	2024	of Revenue
Gross profit, as reported	$125	18.4%	$157	20.4%
Depreciation and amortization	6	0.9%	6	0.8%
Amortization of intangibles	4	0.6%	5	0.6%
Increase (decrease) in LIFO reserve	13	1.9%	(6)	(0.8)%
Adjusted Gross Profit	$148	21.8%	$162	21.0%

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses were $128 million (18.9% of sales) for the three months ended September 30, 2025, as compared to $120 million (15.6% of sales) for the three months ended September 30, 2024. The $8 million increase in SG&A was primarily driven by a $6 million increase in legal and professional fees associated with the Mergers and $6 million increase in non-capitalized expenses associated with our U.S. ERP system implementation. These increases were partially offset by a decrease in personnel expenses.

Operating (Loss) Income. Operating loss was $3 million for the three months ended September 30, 2025, as compared to operating income of $37 million for the three months ended September 30, 2024, a decrease of $40 million, primarily due to lower sales caused by operating challenges from our ERP system implementation.

U.S. Segment—Operating loss for our U.S. segment was $14 million for the three months ended September 30, 2025, compared to operating income of $30 million for the three months ended September 30, 2024, a $44 million decrease. The $44 million decrease was primarily attributable to lower sales caused by operating challenges from our ERP system implementation, a $6 million increase in SG&A expense due to legal and professional fees associated with the Mergers and $6 million increase in non-capitalizable expenses associated with our ERP system implementation.

International Segment—Operating income for our International segment was $11 million for the three months ended September 30, 2025, as compared to operating income of $9 million for the three months ended September 30, 2024, primarily due to increased sales and margins.

Corporate and other—We did not have any operating activity for the three months ended September 30, 2025, as compared to an operating loss of $2 million for the three months ended September 30, 2024, primarily attributable to lower corporate overhead allocation expenses as a result of the close of the sale of the Canada business in March 2025.

Interest Expense. Our interest expense was $10 million and $4 million expense for the three months ended September 30, 2025 and 2024, respectively. The increase of $6 million was primarily due to higher average debt balances as well as higher average interest rates. The Company entered into a new $350 million senior secured term loan in October 2024 with higher benchmark interest rates as compared to the prior senior secured term loan that was repaid in May 2024.

Other, net. Other, net was less than $1 million expense for the three months ended September 30, 2025 compared to $1 million expense for the three months ended September 30, 2024, which consisted primarily of foreign exchange losses.

Income Tax Expense. Our income tax benefit was $4 million for the three months ended September 30, 2025, as compared to $3 million expense for the three months ended September 30, 2024. The decrease in expense is primarily due to decreased profitability. Our effective tax rates were 31% and 9% for the three months ended September 30, 2025 and 2024, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the three months ended September 30, 2025 increased due to a loss before tax and the impact of discrete tax benefits.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. These rules did not have a material impact on our taxes for the three months ended September 30, 2025.

Net (Loss) Income from Continuing Operations. Our net loss from continuing operations was $9 million for the three months ended September 30, 2025, as compared to net income from continuing operations of $29 million for the three months ended September 30, 2024, a decrease of $38 million due to lower sales and higher SG&A expenses.

(Loss) from Discontinued Operations, net of tax. Our net loss from discontinued operations, net of tax, was less than $1 million for the three months ended September 30, 2025, as compared to a net loss of less than $1 million for the three months ended September 30, 2024. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $36 million (5.3% of sales) for the three months ended September 30, 2025, as compared to $47 million (6.1% of sales) for the three months ended September 30, 2024.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations, charges related to our internal control remediation, the Mergers and non-capitalizable expenses related to the U.S. ERP system implementation and plus or minus the impact of our LIFO inventory costing methodology.

We believe Adjusted EBITDA provides investors with a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Three Months Ended
	September 30,	September 30,
	2025	2024
Net (loss) income	$(9)	$29
Loss from discontinued operations, net of tax	—	—
Net (loss) income from continuing operations	(9)	29
Income tax (benefit) expense	(4)	3
Interest expense	10	4
Depreciation and amortization	6	6
Amortization of intangibles	4	5
Increase (decrease) in LIFO reserve	13	(6)
Equity-based compensation expense	4	4
ERP system implementation	6	—
Non-recurring other legal and consulting costs (1)	6	—
Foreign currency losses	—	2
Adjusted EBITDA	$36	$47

____________

(1)	For the three months ended September 30, 2025, non-recurring other legal and consulting costs includes expenses of $6 million associated with the pending Mergers. Additional disclosures regarding the Mergers are provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The breakdown of our sales by sector for the nine months ended September 30, 2025 and 2024 was as follows (in millions):

	Nine Months Ended
	September 30, 2025		September 30, 2024
Gas Utilities	$864	40%	$845	36%
DIET	642	29%	762	32%
PTI	682	31%	740	32%
	$2,188	100%	$2,347	100%

For the nine months ended September 30, 2025 and 2024, the following table summarizes our results of operations (in millions):

	Nine Months Ended
	September 30,	September 30,
	2025	2024	$ Change	% Change
Sales:
U.S.	$1,799	$1,988	$(189)	(10)%
International	389	359	30	8%
Consolidated	$2,188	$2,347	$(159)	(7)%

Operating income (loss):
U.S.	$2	$102	$(100)	(98)%
International	34	25	9	36%
Corporate and other (1)	—	(4)	4	N/M
Consolidated	$36	$123	$(87)	(71)%

Interest expense	$(29)	(19)	(10)	53%
Other, net	7	(2)	9	N/M
Income from continuing operations before income taxes	14	102	(88)	(86)%
Income tax expense	(2)	(23)	21	(91)%
Net income from continuing operations	12	79	(67)	(85)%
Loss from discontinued operations, net of tax	(30)	(1)	(29)	N/M
Net (loss) income	(18)	78	(96)	N/M
Series A preferred stock dividends	—	18	(18)	N/M
Net (loss) income attributable to common stockholders	$(18)	$60	$(78)	N/M

Gross profit	$418	$485	$(67)	(14)%
Adjusted Gross Profit (2)	$473	$512	$(39)	(8)%
Adjusted EBITDA (2)	$126	$169	$(43)	(25)%

_____________________

(1)	The balances included in corporate and other represent the operating activity previously identified in our Canada segment that do not meet the criteria for discontinued operations. Additional disclosures regarding the sale of certain assets and assumed liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
(2)	Adjusted Gross Profit and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of these measures to an equivalent GAAP measure, see pages 31-33 herein.

Sales. Our sales were $2,188 million for the nine months ended September 30, 2025, as compared to $2,347 million for the nine months ended September 30, 2024, a decrease of $159 million, or 7%. This decrease is due to a decrease in the DIET sector and decrease in PTI sector of $120 million and $58 million, respectively, offset by an increase in the Gas Utilities sector of $19 million.

U.S. Segment—Our U.S. sales decreased to $1,799 million for the nine months ended September 30, 2025, from $1,988 million for the nine months ended September 30, 2024. This $189 million, or 10%, decrease is primarily due to the unexpected operational challenges created by the ERP system implementation, which impacted all of our U.S. sectors. The decrease by sector is as follows:

●	a decrease in PTI sector sales of $103 million also due, in part, to lower commodity prices and activity slowdown;
●	a decrease in DIET sector sales of $105 million, which has experienced an increase in tariffs and softness in the refining and chemicals market resulting in project cancellations and delays; and
●	an increase in Gas Utilities sector sales of $19 million.

International Segment—Our International sales increased to $389 million for the nine months ended September 30, 2025, from $359 million for the same period in 2024. This International sales increase of $30 million was primarily driven by an increase in PTI sector sales of $45 million, offset by a decrease in DIET sector sales of $15 million. In addition, the strengthening of foreign currencies in areas where we operate relative to the U.S. dollar favorably impacted sales by $6 million.

Gross Profit. Our gross profit was $418 million (19.1% of sales) for the nine months ended September 30, 2025, as compared to $485 million (20.7% of sales) for the nine months ended September 30, 2024. This decrease of $67 million was primarily due to the decrease in sales. As compared to average cost, our LIFO inventory costing methodology increased cost of sales by $24 million for the nine months ended September 30, 2025 compared to a $4 million decrease in cost of sales in the nine months ended September 30, 2024.

Adjusted Gross Profit. Adjusted Gross Profit declined to $473 million (21.6% of sales) for the nine months ended September 30, 2025, from $512 million (21.8% of sales) for the nine months ended September 30, 2024, a decrease of $39 million due to lower sales. Adjusted Gross Profit is a non-GAAP financial measure. We define Adjusted Gross Profit as sales, less cost of sales, plus depreciation and amortization, plus amortization of intangibles, plus inventory-related charges incremental to normal operations, plus transaction costs associated with acquisitions and plus or minus the impact of our LIFO inventory costing methodology. We present Adjusted Gross Profit because we believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles that can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted Gross Profit as a key performance indicator in managing our business. We believe that gross profit is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted Gross Profit.

The following table reconciles Adjusted Gross Profit, a non-GAAP financial measure, with gross profit, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	Percentage	September 30,	Percentage
	2025	of Revenue	2024	of Revenue
Gross profit, as reported	$418	19.1%	$485	20.7%
Depreciation and amortization	18	0.8%	16	0.7%
Amortization of intangibles	13	0.6%	15	0.6%
Increase (decrease) in LIFO reserve	24	1.1%	(4)	(0.2)%
Adjusted Gross Profit	$473	21.6%	$512	21.8%

SG&A Expenses. Our SG&A expenses were $382 million (17.5% of sales) for the nine months ended September 30, 2025, as compared to $362 million (15.4% of sales) for the nine months ended September 30, 2024. The $20 million increase in SG&A was primarily driven by a $13 million increase in legal and professional fees associated with the Mergers and a $6 million increase in non-capitalizable expenses associated with our U.S. ERP system implementation.

Operating Income (Loss). Operating income was $36 million for the nine months ended September 30, 2025, as compared to operating income of $123 million for the nine months ended September 30, 2024, a decrease of $87 million, primarily due to lower sales.

U.S. Segment—Operating income for our U.S. segment was $2 million for the nine months ended September 30, 2025, compared to operating income of $102 million for the nine months ended September 30, 2024, a $100 million decrease. The $100 million decrease was primarily attributable to lower sales caused by operating challenges from our ERP system implementation, a $13 million increase in SG&A expense due to legal and professional fees associated with the Mergers and $6 million increase in non-capitalizable expenses associated with our ERP system implementation.

International Segment—Operating income for our International segment was $34 million for the nine months ended September 30, 2025, as compared to operating income of $25 million for the nine months ended September 30, 2024. The $9 million increase was primarily due to increased sales.

Corporate and other—We did not have any operating activity for the nine months ended September 30, 2025 as compared to an operating loss of $4 million for the nine months ended September 30, 2024, primarily attributable to lower corporate overhead allocation expenses as a result of the close of the sale of the Canada business in March 2025.

Interest Expense. Our interest expense was $29 million and $19 million expense for the nine months ended September 30, 2025 and 2024, respectively. The increase of $10 million was primarily due higher average debt balances as well as higher average interest rates. The Company entered into a new $350 million senior secured term loan in October 2024 with higher benchmark interest rates as compared to the prior senior secured term loan that was repaid in May 2024.

Other, net. Other, net was $7 million income for the nine months ended September 30, 2025, as compared to $2 million expense for the nine months ended September 30, 2024, which consisted primarily of income of $3 million for an asset disposal in our International segment, $2 million foreign exchange gains and income of $1 million recognized as part of transition services provided to EMCO as part of the sale of the Canada business.

Income Tax Expense. Our income tax expense was $2 million for the nine months ended September 30, 2025, as compared to $23 million expense for the nine months ended September 30, 2024. The decrease in expense is primarily due to decreased profitability, reduction in unbenefited foreign losses and a tax windfall on stock vestings. Our effective tax rates were 14% and 23% for the nine months ended September 30, 2025 and 2024, respectively. Our rates differ from the U.S. federal statutory rate of 21% as a result of state income taxes, non-deductible expenses and differing foreign income tax rates. In addition, the effective tax rate for the nine months ended September 30, 2025 was favorably impacted by unamortized research and development costs, vesting of stock awards and lower income before tax.

Pillar Two. The Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax framework, also known as Pillar Two and continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. These rules did not have a material impact on our taxes for the nine months ended September 30, 2025.

Net Income from Continuing Operations. Our net income from continuing operations was $12 million for the nine months ended September 30, 2025, as compared to net income from continuing operations of $79 million for the nine months ended September 30, 2024, a decrease of $67 million due to lower sales.

(Loss) from Discontinued Operations, net of tax. Our net loss from discontinued operations, net of tax, was $30 million for the nine months ended September 30, 2025, as compared to a net loss of $1 million for the nine months ended September 30, 2024. The decrease of $29 million was primarily attributable to the loss recorded related to the reclassification of foreign currency translation adjustments to net income and decreased revenues as a result of the sale of the Canada business in March 2025. Additional disclosures regarding the sale of certain assets and liabilities within our Canada operations are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, was $126 million (5.8% of sales) for the nine months ended September 30, 2025, as compared to $169 million (7.2% of sales) for the nine months ended September 30, 2024.

We define Adjusted EBITDA as net income plus interest, income taxes, depreciation and amortization, amortization of intangibles and certain other expenses, including non-cash expenses such as equity-based compensation, severance and restructuring, changes in the fair value of derivative instruments, long-lived asset impairments (including goodwill and intangible assets), inventory-related charges incremental to normal operations, charges related to our internal control remediation, the Mergers and non-capitalizable expenses related to the U.S. ERP system implementation and plus or minus the impact of our LIFO inventory costing methodology.

We believe Adjusted EBITDA provides investors with a helpful measure for comparing our operating performance with the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of our operating performance without regard to items, such as amortization of intangibles, which can vary substantially from company to company depending upon the nature and extent of acquisitions. Similarly, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon which costing method they may elect. We use Adjusted EBITDA as a key performance indicator in managing our business. We believe that net income is the financial measure calculated and presented in accordance with U.S. generally accepted accounting principles that is most directly comparable to Adjusted EBITDA.

The following table reconciles Adjusted EBITDA, a non-GAAP financial measure, with net income, as derived from our financial statements (in millions):

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Net (loss) income	$(18)	$78
Loss from discontinued operations, net of tax	30	1
Net income from continuing operations	12	79
Income tax expense	2	23
Interest expense	29	19
Depreciation and amortization	18	16
Amortization of intangibles	13	15
Facility closures	—	1
Increase (decrease) in LIFO reserve	24	(4)
Equity-based compensation expense	12	11
Internal control remediation	2	—
ERP system implementation	6	—
Non-recurring other legal and consulting costs (1)	13	—
Activism response legal and consulting costs	—	4
Write off of debt issuance costs	—	1
Asset disposal	(3)	1
Foreign currency (gains) losses	(2)	3
Adjusted EBITDA	$126	$169

____________

(1)	For the nine months ended September 30, 2025, non-recurring other legal and consulting costs includes expenses of $13 million associated with the pending Mergers. Additional disclosures regarding the Mergers are provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Our primary credit facilities as of September 30, 2025 consist of a $750 million global asset-based lending facility (the "Global ABL Facility") and a Senior Secured Term Loan "B" (the "Term Loan") maturing in October 2031 with an original principal amount of $350 million.

Our Global ABL Facility matures in November 2029. The Global ABL Facility is comprised of $705 million in revolver commitments in the United States, which includes a $30 million sub-limit for Canada, $12 million in Norway, $10 million in Australia, $10.5 million in the Netherlands, $7.5 million in the United Kingdom and $5 million in Belgium. The Global ABL Facility contains an accordion feature that allows us to increase the principal amount of the facility by up to $250 million, subject to securing additional lender commitments. Under the Global ABL Facility, U.S. borrowings bear interest at Term SOFR plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Canadian borrowings under the facility bear interest at the Canadian Dollar Bankers' Acceptances Rate ("BA Rate") plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Borrowings under our foreign borrower subsidiaries bear interest at a benchmark rate, which varies based on the currency in which such borrowings are made, plus a margin varying between 1.25% and 1.75% based on our fixed charge coverage ratio. Availability is dependent on a borrowing base comprised of a percentage of eligible accounts receivable and inventory which is subject to redetermination from time to time. As of September 30, 2025, we had $134 million in borrowings and $477 million of Excess Availability, as defined under our Global ABL Facility. Upon closing of the Mergers, the combined company must pay the Global ABL Facility in full, discharge and terminate it or amend the Global ABL Facility to avoid an event of default precipitated by the change in control of the Company. DNOW has obtained a debt commitment letter and has represented that it will have sufficient liquidity to pay off and discharge the Global ABL Facility at closing out of available funds, other sources and from the debt financing that the debt commitment letter outlines.

As of September 30, 2025, the outstanding balance on our Term Loan, net of original issue discount and issuance costs, was $342 million. We are required to repay the Term Loan with the proceeds from certain asset sales and certain insurance proceeds. In addition, on an annual basis, we are required to repay an amount equal to 50% of excess cash flow, as defined in the Term Loan, reducing to 25% if our first lien leverage ratio is no more than 3.25 to 1.00 but greater than 3.00 to 1.00. The Term Loan accrues interest at a margin plus either Term SOFR or a base rate, depending on the Company’s election at the time of a loan. For loans incurring interest based on Term SOFR, the margin is (a) 350 basis points if either or both of the ratings (i) by Moody’s Investors Service, Inc. (“Moody’s”) is B2, or lower, or (ii) by Standard & Poor’s Ratings Services (“S&P”) is B, or lower, and (b) 325 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. For loans incurring interest based on the base rate, the margin is (a) 250 basis points if either or both of the ratings (i) by Moody’s is B2, or lower, or (ii) by S&P is B, or lower, and (b) 225 basis points if either or both of the ratings (i) by Moody’s is B1, or better, or (ii) by S&P is B+, or better. The Term Loan provides certain provisions if ratings are unavailable. Pursuant to the Merger Agreement, the Company will deliver, at the option of DNOW, a payoff letter with respect to the Term Loan for payment in full of the Term Loan at the closing of the Mergers, or an amendment, or a consent from the requisite holders, of the Term Loan, permitting the transactions contemplated by the Merger Agreement.

Our primary sources of liquidity consist of cash generated from our operating activities, existing cash balances and borrowings under our Global ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on our sales of products and services to our customers at margins sufficient to cover our fixed and variable expenses. Significant challenges arose during the implementation of our U.S. ERP system, which is temporarily impacting our operating cash flow, resulting in increased borrowings, which we expect to normalize in 2026. At September 30, 2025, our total liquidity, consisting of cash on hand and amounts available under our Global ABL Facility, was $536 million. As of September 30, 2025 and December 31, 2024, we had cash of $59 million and $63 million, a significant portion of which was maintained in the accounts of our various foreign subsidiaries and, if transferred among countries or repatriated to the U.S., may be subject to additional tax liabilities, which would be recognized in our financial statements in the period during which the transfer decision was made.

Our credit ratings are below "investment grade" and, as such, could impact both our ability to raise new funds as well as the interest rates on our future borrowings. In October 2024, Moody's upgraded the Company's corporate family rating to 'B1' from 'B2' with a stable outlook. Moody's based its ratings upgrade, in part, on the Company's moderate leverage and ample interest coverage, modest capital spending requirements and solid operating performance. Moody's affirmed the outlook as 'stable' based on their view that the Company's performance will remain strong and continue to generate positive free cash flow, and the Company's credit metrics will remain robust. In addition, S&P affirmed the Company's issuer-credit rating of 'B' with a 'stable' outlook. In April 2025, S&P affirmed the Company's issuer-credit rating of 'B' with a revised outlook of 'positive'. In June 2025, as a result of the announcement of the DNOW merger agreement, S&P affirmed the Company's issuer-credit rating of 'B' with 'CreditWatch Positive' rating, with positive implications pending regulatory approval of the transaction. Our existing obligations restrict our ability to incur additional debt under certain circumstances. We were in compliance with covenants contained in our various credit facilities as of and during the nine months ended September 30, 2025, and based on our current forecasts, we expect to remain in compliance.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Net cash (used in) provided by:
Operating cash flows from continuing operations	$(61)	$195
Operating cash flows from discontinued operations	(6)	2
Operating activities	(67)	197

Investing cash flows from continuing operations	(25)	(22)
Investing cash flows from discontinued operations	18	—
Investing activities	(7)	(22)

Financing cash flows from continuing operations	65	(242)
Financing cash flows from discontinued operations	—	—
Financing activities	65	(242)

Net decrease in cash and cash equivalents	$(9)	$(67)

Operating Activities

Net cash used in operating activities from continuing operations was $61 million during the nine months ended September 30, 2025, as compared to $195 million provided by operating activities from continuing operations during the nine months ended September 30, 2024. Net cash used in operating activities from discontinued operations was $6 million during the nine months ended September 30, 2025 compared to $2 million provided by operating activities from discontinued operations during the nine months ended September 30, 2024. Net cash used in operating activities was $67 million during the nine months ended September 30, 2025, compared to $197 million generated during the nine months ended September 30, 2024. The change in operating cash flows was primarily the result of increases in inventory, and lower profitability driven by the challenges from our new U.S. ERP system going live, partially offset by an increase in payables.

Investing Activities

Net cash used in investing activities from continuing operations was $25 million during the nine months ended September 30, 2025, as compared to $22 million used in investing activities from continuing operations for the nine months ended September 30, 2024. The increase in net cash used was primarily related to the replacement of our U.S. ERP system that the Company implemented in August 2025. We experienced an increase in net cash provided by investing activities from discontinued operations of $18 million during the nine months ended September 30, 2025 as compared to less than $1 million in cash provided by investing activities for the nine months ended September 30, 2024 due to proceeds from the sale of the Canada business.

Financing Activities

Net cash provided by financing activities was $65 million for the nine months ended September 30, 2025, as compared to $242 million used in financing activities for the nine months ended September 30, 2024. The change is primarily due to less payments on debt obligations and no payment of preferred dividends for the nine months ended September 30, 2025 as compared to payment of preferred dividends for the nine months ended September 30, 2024 of $18 million. These changes were offset by repurchases of common stock of $15 million for the nine months ended September 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risk associated with unfavorable movements in interest rates, foreign currencies and steel price volatility. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by the Exchange Act Rule 13a-15(e), we maintain disclosure controls and procedures designed to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include (among other things) controls and procedures designed to provide assurance that the information that we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive officer (our "CEO") and principal financial officer (our "CFO"), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated our disclosure controls and procedures as of September 30, 2025, and has concluded that our disclosure controls and procedures were not effective as of September 30, 2025, solely due to the material weakness regarding our internal controls over financial reporting regarding the operating effectiveness of our inventory cycle count control identified in our 2024 Annual Report on Form 10-K on page F-1.

Management's remediation plan.

To address the material weakness, management of the company is implementing the following remediation program to enhance the operating effectiveness of its inventory cycle count control:

●	The Company has hired additional resources with expertise to oversee inventory management and develop improved monitoring capabilities related to the cycle count process;
●	The Company engaged a consulting firm with supply chain expertise to review and provide recommendations to improve our process;
●	The Company enhanced its training program for operational leaders and warehouse staff on our cycle count process;
●	The Company implemented a new modern cloud-based ERP system in the third quarter of 2025, which will provide additional controls and improved monitoring capabilities compared to our previous mainframe ERP system.

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

During the third quarter of 2025, we completed the implementation of our new ERP system for our U.S. segment, which is expected to automate and streamline many of our existing processes and improve the efficiency of numerous operational and support function processes. This implementation included changes to our processes and reporting impacting key controls related to our internal controls over financial reporting. We have updated our internal controls as appropriate in light of the system and will continue to monitor the impact of the implementation on our processes, procedures and internal controls over financial reporting.

Other than with respect to the remediation efforts described above in connection with the previously identified material weakness and the implementation of our new U.S. ERP system, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINING SAFETY DISCLOSURES

None.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial information from MRC Global Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL.

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

Date: November 5, 2025

MRC GLOBAL INC.

By: /s/ Kelly Youngblood
Kelly Youngblood Executive Vice President and Chief Financial Officer